Form 10-Q
period 1998-03-31
DUKE CAPITAL CORP
filed 1998-05-20
CIK 1051116

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                Commission File Number 0-23977


                            DUKE CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


            Delaware                                     51-0282142
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                             422 South Church Street
                            Charlotte, NC 28202-1904
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  704-594-6200
              (Registrant's telephone number, including area code)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements since May 13, 1998. Yes x No __

All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding at May 18,
1998.......................................................................1,010

--------------------------------------------------------------------------------

                            DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX


Item                                                                                                        Page
----                                                                                                        ----

                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............2
         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................9

                                            PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................13
4.   Submission of Matters to a Vote of Security Holders....................................................13
5.   Other Information......................................................................................13
6.   Exhibits and Reports on Form 8-K.......................................................................13

     Signatures.............................................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            DUKE CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                                                               Three Months Ended
                                                                                                      March 31
                                                                                   ---------------------------------------
                                                                                         1998                  1997
                                                                                   ---------------------------------------
Operating Revenues
      Sales, trading and marketing of natural gas
          and petroleum products                                                            $ 1,976.0             $ 2,127.3
      Transportation and storage of natural gas                                                 387.2                 410.0
      Trading and marketing of electricity                                                      537.4                  82.5
      Other                                                                                     192.0                 127.7
                                                                                   -----------------     -----------------
          Total operating revenues                                                            3,092.6               2,747.5
                                                                                   -----------------     -----------------

Operating Expenses
      Natural gas and petroleum products purchased                                            1,868.7               1,968.9
      Purchased power                                                                           537.7                  82.4
      Other operation and maintenance                                                           322.1                 286.7
      Depreciation and amortization                                                              92.2                  80.7
      Property and other taxes                                                                   15.0                  30.8
                                                                                   ------------------     -----------------
          Total operating expenses                                                            2,835.7               2,449.5
                                                                                   ------------------     -----------------

Operating Income                                                                                256.9                 298.0
                                                                                   ------------------     -----------------

Other Income and Expenses
      Allowance for funds used during construction                                                0.2                   0.3
      Other, net                                                                                 45.8                   4.8
                                                                                   ------------------     -----------------
          Total other income and expenses                                                        46.0                   5.1
                                                                                   ------------------     -----------------

Earnings Before Interest and Taxes                                                              302.9                 303.1
Interest Expense                                                                                 58.2                  52.1
Minority Interests                                                                                9.1                  10.5
                                                                                   ------------------     -----------------

Earnings Before Income Taxes                                                                    235.6                 240.5
Income Taxes                                                                                     88.9                  94.2
                                                                                   ------------------     -----------------

Income Before Extraordinary Item                                                                146.7                 146.3
Extraordinary Item (net of tax)                                                                  (8.0)                  -
                                                                                   ------------------     -----------------



Net Income                                                                                    $ 138.7               $ 146.3
                                                                                   ==================     =================






                 See Notes to Consolidated Financial Statements.





                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                   --------------------------------------
                                                                                         1998                 1997
                                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                              $ 138.7              $ 146.3
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              93.5                 80.7
      Deferred income taxes                                                                      (6.2)                40.5
      Decrease in
          Receivables                                                                           269.8                235.7
          Inventory                                                                              35.4                 28.8
          Other current assets                                                                   24.0                 39.0
      Increase (Decrease) in
          Accounts payable                                                                     (338.4)              (261.7)
          Taxes accrued                                                                          47.3                 26.7
          Interest accrued                                                                       (4.8)                (7.3)
          Other current liabilities                                                             (18.5)                (3.0)
      Other, net                                                                                 40.9                (12.1)
                                                                                   ------------------    -----------------
          Net cash provided by operating activities                                             281.7                313.6
                                                                                   ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                     (177.2)               (94.0)
      Investment expenditures                                                                   (97.6)               (30.5)
      Proceeds from sale and other, net                                                          10.9                  3.5
                                                                                   ------------------    -----------------
          Net cash used in investing activities                                                (263.9)              (121.0)
                                                                                   ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt                                               28.0                 33.0
      Payments for the redemption of long term debt                                             (79.2)              (116.4)
      Net change in notes payable and commercial paper                                          (15.2)               (78.8)
      Dividends paid                                                                              -                  (36.3)
      Other, net                                                                                (33.8)               (40.9)
                                                                                   ------------------    -----------------
          Net cash used in financing activities                                                (100.2)              (239.4)
                                                                                   ------------------    -----------------

Net decrease in cash and cash equivalents                                                       (82.4)               (46.8)
Cash received from business acquisitions                                                         34.5                  -
Cash and cash equivalents at beginning of period                                                 94.3                151.4
                                                                                   ------------------    -----------------
Cash and cash equivalents at end of period                                                     $ 46.4              $ 104.6
                                                                                   ==================    =================

Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)                                       $ 59.3               $ 40.6
      Cash paid for income taxes                                                               $ 42.1               $ 14.1


                 See Notes to Consolidated Financial Statements.






                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                      March 31,            December 31,
                                                                                         1998                  1997
                                                                                     (unaudited)
                                                                                   -----------------     -----------------
ASSETS
Current Assets
      Cash and cash equivalents                                                                $ 46.4                $ 94.3
      Receivables                                                                             1,364.4               1,621.4
      Inventory                                                                                 155.6                 182.4
      Current portion of natural gas transition costs                                            66.2                  66.9
      Unrealized gains on mark to market transactions                                           696.0                 551.3
      Other                                                                                     117.0                 140.0
                                                                                   ------------------     -----------------
          Total current assets                                                                2,445.6               2,656.3
                                                                                   ------------------     -----------------

Investments and Other Assets
      Investments in affiliates                                                                 732.7                 685.9
      Pre-funded pension costs                                                                  307.7                 302.6
      Goodwill, net                                                                             516.5                 503.6
      Notes receivable                                                                          240.4                 239.6
      Other                                                                                     201.1                 155.2
                                                                                   ------------------     -----------------
          Total investments and other assets                                                  1,998.4               1,886.9
                                                                                   ------------------     -----------------

Property, Plant and Equipment
      Cost                                                                                    9,898.0               9,696.5
      Less accumulated depreciation and amortization                                          3,711.0               3,631.3
                                                                                   ------------------    ------------------
          Net property, plant and equipment                                                   6,187.0               6,065.2
                                                                                   ------------------     -----------------

Regulatory Assets and Deferred Debits
      Debt expense                                                                               63.6                  65.6
      Regulatory asset related to income taxes                                                   18.6                  16.9
      Natural gas transition costs                                                              180.9                 193.7
      Environmental clean-up costs                                                               99.3                 103.6
      Other                                                                                     103.1                 108.6
                                                                                   ------------------     -----------------
          Total regulatory assets and deferred debits                                           465.5                 488.4
                                                                                   ------------------     -----------------

      Total Assets                                                                         $ 11,096.5            $ 11,096.8
                                                                                   ==================     =================











                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                      March 31,           December 31,
                                                                                         1998                 1997
                                                                                     (unaudited)
                                                                                   -----------------    -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                                      $ 1,005.0            $ 1,338.2
      Notes payable and commercial paper                                                        122.5                137.7
      Taxes accrued                                                                             166.7                119.3
      Interest accrued                                                                           45.9                 50.7
      Current portion of natural gas transition liabilities                                      35.0                 35.0
      Current portion of environmental clean-up liabilities                                      27.3                 26.4
      Current maturities of long-term debt                                                       20.7                 22.5
      Unrealized losses on mark to market transactions                                          690.7                537.8
      Other                                                                                     316.0                329.5
                                                                                   ------------------    -----------------
          Total current liabilities                                                           2,429.8              2,597.1
                                                                                   ------------------    -----------------

Long-term Debt                                                                                2,938.9              2,918.8
                                                                                   ------------------    -----------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                   1,356.9              1,363.9
      Natural gas transition liabilities                                                         63.6                 78.4
      Environmental clean-up liabilities                                                        153.6                157.6
      Other                                                                                     485.5                447.3
                                                                                   ------------------    -----------------
          Total deferred credits and other liabilities                                        2,059.6              2,047.2
                                                                                   ------------------    -----------------

Minority Interests                                                                              163.0                168.3
                                                                                   ------------------    -----------------

Common Stockholder's Equity
      Common stock, no par, 3,000 shares authorized;
          1,010 shares outstanding                                                                -                    -
      Paid-in capital                                                                         2,766.7              2,765.5
      Retained earnings                                                                         738.5                599.9
                                                                                   ------------------   ------------------
          Total common stockholder's equity                                                   3,505.2              3,365.4
                                                                                   ------------------    -----------------

      Total Liabilities and Stockholder's Equity                                           $ 11,096.5           $ 11,096.8
                                                                                   ==================    =================











                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

Duke Capital Corporation (the Company) is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its three business segments: Natural Gas Transmission, Energy Services, and Other Operations.

The Natural Gas Transmission segment is engaged in interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Energy Services segment is comprised of several separate business units:
Field Services gathers and processes natural gas, produces and markets natural gas liquids and transports and trades crude oil; Trading and Marketing markets natural gas, electricity and other energy-related products; Global Asset Development develops, owns and operates energy-related facilities worldwide; and Other Energy Services provides engineering consulting, construction and integrated energy solutions.

Other Operations include the real estate operations of Crescent Resources, Inc. and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

Certain amounts for the prior period have been reclassified in the consolidated financial statements to conform to the current presentation.

2.    Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 are as follows:

                                            March 31,         December 31,
In Millions                                    1998               1997
--------------------------------------- ------------------- -----------------
Receivables                                  $ 8.8               $17.9
Accounts payable                              57.7                52.2
Taxes accrued                                 89.2                39.9

3. Business Segments

Business segment financial information follows for the three months ended March 31, 1998 and 1997. Other Operations includes intersegment eliminations.




------------------------------------- ------------- ------------- ------------- ------------- -------------
                                                                    Earnings
                                                                     Before     Depreciation  Capital and
                                         Total       Operating     Interest &        &         Investment
In Millions                             Revenues       Income        Taxes      Amortization  Expenditures
------------------------------------- ------------- ------------- ------------- ------------- -------------
Quarter Ended March 31, 1998
-------------------------------------
Natural Gas Transmission                 $  409.7        $199.9        $208.8         $57.9        $ 72.6
Energy Services
   Field Services                           669.6          16.5          47.7          19.1          69.5
   Trading and Marketing                  2,011.9          12.3          12.7           2.1           0.8
   Global Asset Development                  37.4           5.3           9.1           2.4          84.5
   Other Energy Services                    115.2           7.4           7.4           1.5           3.7
   Energy Services' Eliminations           (145.6)          -             -             -             -
                                      ------------- ------------- ------------- ------------- -------------
         Total Energy Services            2,688.5          41.5          76.9          25.1         158.5

Other Operations                             (5.6)         15.5          17.2           9.2          43.7
                                      ------------- ------------- ------------- ------------- -------------
      Total Consolidated                 $3,092.6        $256.9        $302.9         $92.2        $274.8
   ================================== ============= ============= ============= ============= =============

Quarter Ended March 31, 1997
-------------------------------------
Natural Gas Transmission                 $  437.9        $195.9        $206.0         $57.2       $  15.9
Energy Services
   Field Services                           772.2          50.8          50.9          17.5          41.8
   Trading and Marketing                  1,629.5          29.6          30.1           1.3           2.0
   Global Asset Development                  21.2          (0.4)          0.1           2.3          13.3
   Other Energy Services                     84.4           3.8          (1.2)          1.1           1.0
   Energy Services' Eliminations           (187.6)          -             -             -             -
                                      ------------- ------------- ------------- ------------- -------------
      Total Energy Services               2,319.7          83.8          79.9          22.2          58.1
Other Operations                            (10.1)         18.3          17.2           1.3          50.5
                                      ------------- ------------- ------------- ------------- -------------

   Total Consolidated                    $2,747.5        $298.0        $303.1         $80.7        $124.5
===================================== ============= ============= ============= ============= =============


------------------------------------- ----------------------------------
                                             Identifiable Assets
                                      ----------------------------------
                                         March 31,       December 31,
In Millions                                1998              1997
------------------------------------- ---------------- -----------------
Natural Gas Transmission                  $ 5,057.4        $ 5,088.9
Energy Services
   Field Services                           1,964.2          1,979.8
   Trading and Marketing                    1,747.7          1,857.3
   Global Asset Development                 1,121.5            987.6
   Other Energy Services                      222.3            223.2
   Energy Services' Eliminations             (118.3)          (169.1)
                                      ---------------- -----------------
      Total Energy Services                 4,937.4          4,878.8
Other Operations                            1,101.7          1,129.1
                                      ---------------- -----------------
   Total Consolidated                     $11,096.5        $11,096.8
===================================== ================ =================

4.  Commitments and Contingencies

LITIGATION. On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997.

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. The potential liability of the Company associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Company does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against PanEnergy LNG Sales, Inc. (formerly Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that PanEnergy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that PanEnergy LNG Sales, Inc.'s assertions of force majeure due to the interruption in the supply of LNG to PanEnergy LNG Sales, Inc. do not constitute force majeure under the Contract. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the U.S. District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. The suit has been stayed pending resolution by the FERC of ad-valorem tax issues. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate for all of these matters, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for

Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with the FERC to recover a portion of these costs from pipeline customers.

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. At March 31, 1998, a subsidiary partnership of the MLP had $389.7 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of the Company, up to $40 million.

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $73.2 million for 1998 through 2001.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, Texas Eastern Corporation (TEC), a subsidiary of the Company, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of these lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of March 31, 1998 totaled approximately $48 million over the remaining terms of the leases, which expire in 2006.

In January 1998, the Company acquired a 9.8% ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in the second half of 2000, provided the necessary U.S. and Canadian regulatory approvals are secured. In addition to buying an ownership interest in the pipeline project, the Company has a contractual commitment for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated total of $315 million.

As of March 31, 1998, the Company had letters of credit and surety bonds of $70.2 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

In the normal course of business, certain of the Company's affiliates enter into various contracts, including agreements for debt, natural gas transmission service and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. The Company and certain subsidiaries of the Company have guaranteed performance by such affiliates under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Capital Corporation (the Company) is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its three business segments: Natural Gas Transmission, Energy Services and Other Operations.

The Natural Gas Transmission segment is engaged in interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Energy Services segment is comprised of several separate business units:
Field Services gathers and processes natural gas, produces and markets natural gas liquids (NGL) and transports and trades crude oil; Trading and Marketing markets natural gas, electricity and other energy-related products; Global Asset Development develops, owns and operates energy-related facilities worldwide; and Other Energy Services provides engineering consulting, construction and integrated energy solutions.

Other Operations include the real estate operations of Crescent Resources, Inc. (Crescent Resources) and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, net income was $138.7 million, net of an extraordinary loss of $8.0 million, compared to net income of $146.3 million for the same period in 1997. Operating income for the three months ended March 31, 1998 decreased to $256.9 million compared to $298.0 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $302.9 million and $303.1 million for the three months ended March 31, 1998 and 1997, respectively. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in 1998, are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes by Business Segment:

---------------------------------------------- -----------------------------
                                                       Three Months Ended
                                                            March 31,
                                               -----------------------------
In Millions                                       1998           1997
---------------------------------------------- -------------- --------------
Natural Gas Transmission                        $    208.8     $    206.0
Energy Services
    Field Services                                    47.7           50.9
    Trading and Marketing                             12.7           30.1
    Global Asset Development                           9.1            0.1
    Other Energy Services                              7.4           (1.2)
                                               -------------- --------------
       Total Energy Services                          76.9           79.9
Crescent Resources                                    22.4           22.2
Other Operations                                      (5.2)          (5.0)
                                               -------------- --------------
  Total Company                                 $    302.9      $   303.1
============================================== ============== ==============

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

Natural Gas Transmission

---------------------------------------------- -----------------------------
                                                Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                1998           1997
---------------------------------------------- -------------- --------------
Operating Revenues                               $   409.7      $   437.9
Operating Expenses                                   209.8          242.0
                                               -------------- --------------
  Operating Income                                   199.9          195.9
Other Income, Net                                      8.9           10.1
                                               -------------- --------------
  EBIT                                           $   208.8      $   206.0
                                               ============== ==============
Volumes, TBtu(a)                                       778            842
---------------------------------------------- -------------- --------------
(a) Trillion British thermal units

Earnings before interest and taxes for the Natural Gas Transmission segment increased slightly for the three months ended March 31, 1998 compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $23.1 million for the three months ended March 31, 1998 compared to the prior year quarter, primarily as a result of a favorable state property tax ruling in 1998 and a one-time charge for severance costs during the first quarter of 1997. Increases in market expansion projects were largely offset by a decrease in throughput as a result of the mild winter weather.

Earnings before interest and taxes for the Midwest Pipelines decreased $20.3 million for the three months ended March 31, 1998 compared to the prior year quarter, primarily due to a provision reversal in the first quarter of 1997 related to a favorable resolution of certain regulatory matters. Partially offsetting this decrease were lower operating expenses in the first quarter of 1998.

Energy Services

Earnings before interest and taxes for Energy Services decreased 4% for the three months ended March 31, 1998 compared to the same period in 1997. For the three months ended March 31, 1998 and 1997, the decrease in earnings before interest and taxes was primarily driven by the results of operations of Field Services and Trading and Marketing.

Field Services

---------------------------------------------- -----------------------------
                                               Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                 1998          1997
---------------------------------------------- -------------- --------------

Operating Revenues                               $   669.6      $   772.2
Operating Expenses                                   653.1          721.4
                                               -------------- --------------
  Operating Income                                    16.5           50.8
Other Income, Net                                     31.2            0.1
                                               -------------- --------------
  EBIT                                          $     47.7     $     50.9
                                               ============== ==============
Volumes
Natural Gas Gathered/Processed, TBtu/d(a)              3.7            3.4
NGL Production, MBbl/d(b)                            106.4          106.2
---------------------------------------------- -------------- --------------
(a) Trillion British thermal units per day
(b) Thousand barrels per day

Earnings before interest and taxes for Field Services decreased 6% for the three months ended March 31, 1998 compared to the same period in 1997. For the three months ended March 31, 1998, a decrease in average NGL prices of 27.5% from the prior year quarter caused a significant decrease in revenues and operating income. Offsetting this decrease was a $31.2 million gain on the sale of natural gas fractionator facilities, which is included in other income and expenses for the quarter ended March 31, 1998. Operating expenses decreased 9.5% for the three months ended March 31, 1998 in comparison to the prior quarter, primarily as a result of decreased natural gas prices.

Trading and Marketing

---------------------------------------------- -----------------------------
                                               Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                1998           1997
---------------------------------------------- -------------- --------------
Operating Revenues                              $  2,011.9     $  1,629.5
Operating Expenses                                 1,999.6        1,599.9
                                               -------------- --------------
  Operating Income                                    12.3           29.6
Other Income, Net                                      0.4            0.5
                                               -------------- --------------
    EBIT                                       $      12.7     $     30.1
                                               ============== ==============
Volumes
Natural Gas Marketed, TBtu/d                           7.9            6.9
Electricity Marketed, GWh(a)                         23,892          3,793
---------------------------------------------- -------------- --------------
(a) Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing decreased $17.4 million for the three months ended March 31, 1998 compared with the same period in 1997. The decline results primarily from lower natural gas margin rates and decreased trading margins caused by a significant decline in energy price volatility in the first quarter of 1998 compared to the same period in 1997. The margin decline was partially offset by increased volumes. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

Other Impacts on Net Income

For the three months ended March 31, 1998, interest expense increased 12% over the comparable period in 1997 due to higher average debt balances outstanding.

In January 1998, TEPPCO, in which the Company has a 10% ownership interest, redeemed certain First Mortgage Notes. The Company recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

Operating cash flows decreased $31.9 million for the three months ended March 31, 1998 compared with the same period in 1997 primarily due to changes in working capital.

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. TETCO anticipates implementation of the proposed settlement as early as August 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

Investing Cash Flow

Capital and investment expenditures totaled $274.8 million for the three months ended March 31, 1998, compared with $124.5 million for the same period in 1997. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and the Energy Services segments, specifically Field Services and Global Asset Development.

Financing Cash Flow

Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations, debt and commercial paper issuances and available credit facilities. The Company is seeking to significantly grow its Energy Services businesses, which will likely require additional financing. The Company plans to fund Energy Services growth opportunities through a combination of internally generated cash and external debt. Debt financing will be obtained through the Company's commercial paper program and by accessing the capital markets. In connection with its plans to access the capital markets, the Company filed a $1 billion shelf registration statement which was declared effective by the Securities and Exchange Commission on May 13, 1998.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company during the first quarter of 1998.


Item 5. Other Information.

Forward-Looking Statements

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

               (27) Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                     DUKE CAPITAL CORPORATION

May 20, 1998                                          /s/  Richard J. Osborne
                                                     ------------------------
                                                     Richard J. Osborne
                                                     Vice President and
                                                     Chief Financial Officer