Form 10-Q
period 1998-06-30
DUKE CAPITAL CORP
filed 1998-08-14
CIK 1051116

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1998          COMMISSION FILE NUMBER 0-23977

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements since May 13, 1998. Yes [X]   No [ ]

All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding at
  August 14, 1998 ....................................................     1,010

                            DUKE CAPITAL CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

Item                                                                                                       Page
                          PART I. FINANCIAL INFORMATION

1. Financial Statements .................................................................................    1
      Consolidated Statements of Income for the Three and Six Months Ended June 30, 1998 and 1997 .......    1
      Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 .............    2
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 .............................    3
      Notes to Consolidated Financial Statements ........................................................    5
2. Management's Discussion and Analysis of Results of Operations and Financial Condition ................   10

                           PART II. OTHER INFORMATION

1. Legal Proceedings ....................................................................................   16
4. Submission of Matters to a Vote of Security Holders ..................................................   16
5. Other Information ....................................................................................   16
6. Exhibits and Reports on Form 8-K .....................................................................   16

   Signatures ...........................................................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DUKE CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                         Three Months Ended June 30        Six Months Ended June 30
                                                                           ------------------------        -------------------------
                                                                             1998            1997            1998             1997
                                                                           --------        --------        --------         --------
OPERATING REVENUES
     Sales, trading and marketing of natural gas
        and petroleum products ....................................        $1,884.6        $1,507.1        $3,860.6         $3,634.4
     Transportation and storage of natural gas ....................           337.2           358.2           724.4            768.2
     Trading and marketing of electricity .........................           417.3           112.5           954.7            195.0
     Other ........................................................           255.8           137.8           447.8            265.5
                                                                           --------        --------        --------         --------
        Total operating revenues ..................................         2,894.9         2,115.6         5,987.5          4,863.1
                                                                           --------        --------        --------         --------
OPERATING EXPENSES
     Natural gas and petroleum products purchased .................         1,795.8         1,416.6         3,664.5          3,385.5
     Purchased power ..............................................           406.1           112.7           943.8            195.1
     Other operation and maintenance ..............................           365.5           334.0           687.6            620.7
     Depreciation and amortization ................................            93.1            80.9           185.3            161.6
     Property and other taxes .....................................            25.3            25.2            40.3             56.0
                                                                           --------        --------        --------         --------
        Total operating expenses ..................................         2,685.8         1,969.4         5,521.5          4,418.9
                                                                           --------        --------        --------         --------
OPERATING INCOME ..................................................           209.1           146.2           466.0            444.2
                                                                           --------        --------        --------         --------
OTHER INCOME AND EXPENSES .........................................             9.9            28.5            55.9             33.6
                                                                           --------        --------        --------         --------
EARNINGS BEFORE INTEREST AND TAXES ................................           219.0           174.7           521.9            477.8
INTEREST EXPENSE ..................................................            54.6            50.8           112.8            102.9
MINORITY INTERESTS ................................................            10.4             1.8            19.5             12.3
                                                                           --------        --------        --------         --------
EARNINGS BEFORE INCOME TAXES ......................................           154.0           122.1           389.6            362.6
INCOME TAXES ......................................................            46.1            55.3           135.0            149.5
                                                                           --------        --------        --------         --------
INCOME BEFORE EXTRAORDINARY ITEM ..................................           107.9            66.8           254.6            213.1
EXTRAORDINARY ITEM (NET OF TAX) ...................................            --              --              (8.0)            --
                                                                           --------        --------        --------         --------
NET INCOME ........................................................        $  107.9        $   66.8        $  246.6         $  213.1
                                                                           ========        ========        ========         ========

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                Six Months Ended June 30
                                                                                                 -----------------------
                                                                                                  1998            1997
                                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .........................................................................        $  246.6       $  213.1
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................................           190.7          166.8
     Deferred income taxes ..............................................................            (2.0)          31.9
     (Increase) Decrease in
        Receivables .....................................................................           340.6          297.6
        Inventory .......................................................................           (32.7)           7.8
        Other current assets ............................................................            38.1           64.5
     Increase (Decrease) in
        Accounts payable ................................................................          (354.1)        (256.1)
        Taxes accrued ...................................................................            47.2           34.1
        Interest accrued ................................................................            (0.4)          (8.3)
        Other current liabilities .......................................................           (33.9)        (125.9)
     Other, net .........................................................................            25.8         (103.3)
                                                                                                 --------       --------
        Net cash provided by operating activities .......................................           465.9          322.2
                                                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ...............................................................          (335.5)        (236.5)
     Investment expenditures ............................................................          (137.3)         (74.7)
     Proceeds from sales and other, net .................................................            36.6           66.4
                                                                                                 --------       --------
        Net cash used in investing activities ...........................................          (436.2)        (244.8)
                                                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of
        Long-term debt ..................................................................            31.7           85.6
        Guaranteed preferred beneficial interests in Company's subordinated notes .......           242.1         --
     Payments for the redemption of long term debt ......................................          (106.2)        (131.8)
     Net change in notes payable and commercial paper ...................................          (287.2)          23.6
     Dividends paid .....................................................................          --              (72.7)
     Other, net .........................................................................             9.0          (40.8)
                                                                                                 --------       --------
        Net cash used in financing activities ...........................................          (110.6)        (136.1)
                                                                                                 --------       --------
Net decrease in cash and cash equivalents ...............................................           (80.9)         (58.7)
Cash received from business acquisitions ................................................            34.5         --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................................            94.3          151.3
                                                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................        $   47.9       $   92.6
                                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest (net of amount capitalized) .................................        $  109.5       $  113.7
     Cash paid for income taxes .........................................................        $   58.4       $   73.4

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                                          June 30,  December 31,
                                                            1998      1997
                                                        (unaudited)
                                                        ---------   ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ........................ $    47.9   $    94.3
     Receivables ......................................   1,293.6     1,621.4
     Inventory ........................................     223.7       182.4
     Current portion of natural gas transition costs ..      66.0        66.9
     Unrealized gains on mark to market transactions ..   1,833.3       551.3
     Other ............................................     102.9       140.0
                                                        ---------   ---------
        Total current assets ..........................   3,567.4     2,656.3
                                                        ---------   ---------
INVESTMENTS AND OTHER ASSETS
     Investments in affiliates ........................     756.7       685.9
     Pre-funded pension costs .........................     312.7       302.6
     Goodwill, net ....................................     506.1       503.6
     Notes receivable .................................     235.7       239.6
     Unrealized gains on mark to market transactions ..     246.7        65.5
     Other ............................................     120.9        89.7
                                                        ---------   ---------
        Total investments and other assets ............   2,178.8     1,886.9
                                                        ---------   ---------
PROPERTY, PLANT AND EQUIPMENT
     Cost .............................................  10,052.0     9,696.5
     Less accumulated depreciation and amortization ...   3,784.8     3,631.3
                                                        ---------   ---------
        Net property, plant and equipment .............   6,267.2     6,065.2
                                                        ---------   ---------
REGULATORY ASSETS AND DEFERRED DEBITS
     Debt expense .....................................      61.6        65.6
     Regulatory asset related to income taxes .........      15.9        16.9
     Natural gas transition costs .....................     167.4       193.7
     Environmental clean-up costs .....................      95.2       103.6
     Other ............................................      95.0       108.6
                                                        ---------   ---------
        Total regulatory assets and deferred debits ...     435.1       488.4
                                                        ---------   ---------
     TOTAL ASSETS ..................................... $12,448.5   $11,096.8
                                                        =========   =========

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                           June 30,              December 31,
                                                                             1998                   1997
                                                                          (unaudited)
                                                                            ---------             ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable .........................................             $   989.3             $ 1,338.2
     Notes payable and commercial paper .......................                  57.4                 137.7
     Taxes accrued ............................................                 166.6                 119.3
     Interest accrued .........................................                  50.3                  50.7
     Current portion of natural gas transition liabilities ....                  21.1                  35.0
     Current portion of environmental clean-up liabilities ....                  28.2                  26.4
     Current maturities of long-term debt .....................                  20.7                  22.5
     Unrealized losses on mark to market transactions .........               1,861.2                 537.8
     Other ....................................................                 300.6                 329.5
                                                                            ---------             ---------
        Total current liabilities .............................               3,495.4               2,597.1
                                                                            ---------             ---------
LONG-TERM DEBT ................................................               2,708.7               2,918.8
                                                                            ---------             ---------
DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes ....................................               1,368.0               1,363.9
     Natural gas transition liabilities .......................                  65.6                  78.4
     Environmental clean-up liabilities .......................                 146.5                 157.6
     Unrealized losses on mark to market transactions .........                 214.7                  50.3
     Other ....................................................                 381.5                 397.0
                                                                            ---------             ---------
        Total deferred credits and other liabilities ..........               2,176.3               2,047.2
                                                                            ---------             ---------
MINORITY Interests ............................................                 210.2                 168.3
                                                                            ---------             ---------
GUARANTEED PREFERRED BENEFICIAL INTERESTS
     IN COMPANY'S SUBORDINATED NOTES ..........................                 242.1                  --
                                                                            ---------             ---------
COMMON STOCKHOLDER'S EQUITY
     Common stock, no par, 3,000 shares authorized;
        1,010 shares outstanding ..............................                  --                    --
     Paid-in capital ..........................................               2,769.3               2,765.5
     Retained earnings ........................................                 846.5                 599.9
                                                                            ---------             ---------
        Total common stockholder's equity .....................               3,615.8               3,365.4
                                                                            ---------             ---------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............             $12,448.5             $11,096.8
                                                                            =========             =========

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  GENERAL

Duke Capital Corporation (the Company) is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its three business segments: Natural Gas Transmission, Energy Services, and Parent and Other Operations.

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

Parent and Other Operations include the real estate operations of Crescent Resources, Inc. and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

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

2.     RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 are as follows:

-------------------------------------------------------
                          June 30,      December 31,
IN MILLIONS                 1998            1997
-------------------------------------------------------
Receivables            $     10.8     $     17.9
Accounts payable             57.6           52.2
Taxes accrued                91.8           39.9
-------------------------------------------------------

3. BUSINESS SEGMENTS

Business segment financial information follows for the three and six months ended June 30, 1998 and 1997. Parent and Other Operations includes intersegment eliminations.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                Earnings Before                     Capital and
                                               Total             Operating         Interest      Depreciation and    Investment
IN MILLIONS                                   Revenues             Income         and Taxes        Amortization     Expenditures
--------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1998
---------------------------------------
Natural Gas Transmission ..............    $     367.4         $     141.9         $  147.6         $   56.5        $   51.4
Energy Services
   Field Services .....................          728.6                12.6             12.8             19.9            61.2
   Trading and Marketing ..............        1,726.6                14.4             14.8              2.3             0.8
   Global Asset Development ...........           60.1                10.7             14.9              3.4            20.0
   Other Energy Services ..............          135.6                 1.9              2.0              1.8             8.9
   Energy Services' Eliminations ......         (136.3)             --               --               --              --
                                           ---------------------------------------------------------------------------------
        Total Energy Services .........        2,514.6                39.6             44.5             27.4            90.9
Parent and Other Operations ...........           12.9                27.6             26.9              9.2            55.7
                                           ---------------------------------------------------------------------------------
     Total Consolidated ...............    $   2,894.9         $     209.1         $  219.0         $   93.1        $  198.0
============================================================================================================================
Three Months Ended June 30, 1997
---------------------------------------
Natural Gas Transmission ..............    $     371.3         $     137.8         $  144.7         $   57.3        $   59.8
Energy Services
   Field Services .....................          697.9                31.8             31.9             17.4            32.5
   Trading and Marketing ..............        1,072.5                 4.1              4.2              1.6             2.3
   Global Asset Development ...........           29.5                (5.0)             4.5              2.2             8.3
   Other Energy Services ..............           87.4                 6.0              5.9              1.0            23.6
   Energy Services' Eliminations ......         (127.7)             --               --               --              --
                                           ---------------------------------------------------------------------------------
      Total Energy Services ...........        1,759.6                36.9             46.5             22.2            66.7
Parent and Other Operations ...........          (15.3)              (28.5)           (16.5)             1.4            60.2
                                           ---------------------------------------------------------------------------------
   Total Consolidated .................    $   2,115.6         $     146.2         $  174.7         $   80.9        $  186.7
============================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
                                                                                Earnings Before                     Capital and
                                               Total             Operating         Interest      Depreciation and    Investment
IN MILLIONS                                   Revenues             Income         and Taxes        Amortization     Expenditures
--------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1998
---------------------------------------
Natural Gas Transmission ..............    $     777.1         $     341.8         $  356.4         $  114.4        $  124.0
Energy Services
   Field Services .....................        1,398.2                29.1             60.5             39.0           130.7
   Trading and Marketing ..............        3,738.5                26.7             27.5              4.4             1.6
   Global Asset Development ...........           97.5                16.0             24.0              5.8           104.5
   Other Energy Services ..............          250.8                 9.3              9.4              3.3            12.6
   Energy Services' Eliminations ......         (281.9)             --               --               --              --
                                           ---------------------------------------------------------------------------------
        Total Energy Services .........        5,203.1                81.1            121.4             52.5           249.4
Parent and Other Operations ...........            7.3                43.1             44.1             18.4            99.4
                                           ---------------------------------------------------------------------------------
     Total Consolidated ...............    $   5,987.5         $     466.0         $  521.9         $  185.3        $  472.8
============================================================================================================================
Six Months Ended June 30, 1997
---------------------------------------
Natural Gas Transmission ..............    $     809.2         $     333.7         $  350.7         $  114.5        $   75.7
Energy Services
   Field Services .....................        1,470.1                82.6             82.8             34.9            74.3
   Trading and Marketing ..............        2,702.0                33.7             34.3              2.9             4.3
   Global Asset Development ...........           50.7                (5.4)             4.6              4.5            21.6
   Other Energy Services ..............          171.8                 9.8              4.7              2.1            24.6
   Energy Services' Eliminations ......         (315.3)             --               --               --              --
                                           ---------------------------------------------------------------------------------
      Total Energy Services ...........        4,079.3               120.7            126.4             44.4           124.8
Parent and Other Operations ...........          (25.4)              (10.2)             0.7              2.7           110.7
                                           ---------------------------------------------------------------------------------
   Total Consolidated .................    $   4,863.1         $     444.2         $  477.8         $  161.6        $  311.2
============================================================================================================================

-----------------------------------------------------------------------------
                                                    Identifiable Assets
                                           ----------------------------------
                                              June 30,           December 31,
IN MILLIONS                                     1998                1997
-----------------------------------------------------------------------------
Natural Gas Transmission ..............    $   4,981.6         $   5,088.9
Energy Services
   Field Services .....................        1,874.7             1,979.8
   Trading and Marketing ..............        3,010.6             1,857.3
   Global Asset Development ...........        1,151.7               987.6
   Other Energy Services ..............          254.2               223.2
   Energy Services' Eliminations ......         (110.8)             (169.1)
--------------------------------------------------------------------------
      Total Energy Services ...........        6,180.4             4,878.8
Parent and Other Operations ...........        1,286.5             1,129.1
--------------------------------------------------------------------------
   Total Consolidated .................    $  12,448.5         $  11,096.8
==========================================================================

4.  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED NOTES

On June 1, 1998, Duke Capital Financing Trust I (the Trust) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust is a statutory business trust, of which the Company owns all the common securities, established for the purpose of issuing and selling such preferred securities and investing the gross proceeds in the 7 3/8% Series A Junior Subordinated Notes of the Company due March 31, 2038.

5.  COMMITMENTS AND CONTINGENCIES

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

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. On July 7, 1998, the Fifth Circuit Court of Appeals affirmed the lower court's judgment in favor of TETCO. In August 1998, Amerada Hess and TETCO entered into an agreement terminating the Amerada Hess Contract effective June 30, 1998. Management is of the opinion that this matter was resolved on terms favorable to the Company.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against Duke Energy LNG Sales, Inc. (formerly PanEnergy LNG Sales, Inc. and Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that Duke Energy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that Duke Energy LNG Sales, Inc.'s assertions of force majeure due to the interruption in the supply of LNG to Duke Energy LNG Sales, Inc. do not constitute force majeure under the Contract. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. At June 30, 1998, a subsidiary partnership of the MLP had $389.7 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of the Company, up to $40 million.

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $68.1 million for the remainder of 1998 through 2001.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, Texas Eastern Corporation (TEC), a subsidiary of the Company, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of these lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of June 30, 1998 totaled approximately $45.2 million over the remaining terms of the leases, which expire in 2006.

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

As of June 30, 1998, the Company had letters of credit and surety bonds of $77.3 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Duke Capital Corporation (the Company) is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its three business segments: Natural Gas Transmission, Energy Services and Parent and Other Operations.

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

Parent and Other Operations include the real estate operations of Crescent Resources, Inc. (Crescent Resources) and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, net income increased $41.1 million to $107.9 million compared to the same period in 1997. The 62% increase in net income is primarily the result of an increase in volumes of electricity and natural gas marketed coupled with increased trading margins, expansions and acquisitions, a gain on the sale of land and the absence of 1997 merger-related costs. These increases were partially offset by decreased NGL prices and gas margin rates and a 1997 gain on the sale of the Company's interest in Midland Cogeneration Venture.

For the six months ended June 30, 1998, net income was $246.6 million, net of an extraordinary loss of $8.0 million, compared to net income of $213.1 million for the same period in 1997. The $33.5 million increase in net income is primarily the result of expansions and acquisitions, gains on the sales of NGL fractionation facilities and land and the absence of 1997 merger-related costs. These increases were partially offset by decreased NGL prices and gas margin rates, the favorable resolution of certain regulatory matters in 1997 and a gain on the sale of the Company's interest in Midland Cogeneration Venture in 1997.

Operating income for the quarter ended June 30, 1998 increased to $209.1 million compared to $146.2 million for the same period in 1997. For the six months ended June 30, 1998, operating income increased to $466.0 million compared to $444.2 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $219.0 million and $174.7 million for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, earnings before interest and taxes were $521.9 million and $477.8 million, respectively. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in 1998, are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes by Business Segment:

-------------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                -----------------------------------------
IN MILLIONS                       1998      1997      1998       1997
-------------------------------------------------------------------------
Natural Gas Transmission          $147.6    $144.7    $356.4     $350.7
Energy Services
    Field Services                  12.8      31.9      60.5       82.8
    Trading and Marketing           14.8       4.2      27.5       34.3
    Global Asset Development        14.9       4.5      24.0        4.6
    Other Energy Services            2.0       5.9       9.4        4.7
                                -----------------------------------------
       Total Energy Services        44.5      46.5     121.4      126.4
Crescent Resources                  42.3      15.7      64.7       37.9
Parent and Other Operations        (15.4)    (32.2)    (20.6)     (37.2)
                                -----------------------------------------
  Total Corporation               $219.0    $174.7    $521.9     $477.8
=========================================================================

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

NATURAL GAS TRANSMISSION

-------------------------------------------------------------------------
                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues                 $367.4    $371.3    $777.1     $809.2
Operating Expenses                  225.5     233.5      435.3     475.5
                                -----------------------------------------
  Operating Income                  141.9     137.8     341.8      333.7
Other Income, Net                     5.7       6.9      14.6       17.0
                                -----------------------------------------
  EBIT                             $147.6    $144.7    $356.4     $350.7
                                =========================================
Volumes, TBtu(a)                     591       644      1,369     1,486
-------------------------------------------------------------------------
(a) Trillion British thermal units

For the quarter ended June 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased slightly compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $4.0 million for the quarter ended June 30, 1998 compared to the prior year quarter, primarily as a result of increases in market expansion projects.

Earnings before interest and taxes for the Midwest Pipelines decreased slightly for the quarter ended June 30, 1998 compared to the prior year quarter, primarily due to the favorable resolution of certain regulatory matters in 1997, partially offset by lower operating expenses in 1998.

For the six months ended June 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased $5.7 million over the comparable period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $27.1 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily as a result of a favorable state property tax ruling and increases in market expansion projects in 1998, partially offset by a decrease in throughput as a result of mild winter weather, and a one-time charge for severance costs during the first quarter of 1997.

For the six months ended June 30, 1998, earnings before interest and taxes for the Midwest Pipelines decreased $21.4 million compared to the same period in 1997, primarily due to the favorable resolution of certain regulatory matters in 1997, partially offset by lower operating expenses in the first six months of 1998.

ENERGY SERVICES

Earnings before interest and taxes for Energy Services decreased slightly for the quarter ended June 30, 1998 compared to the prior year quarter. For the six months ended June 30, 1998, earnings before interest and taxes for Energy Services decreased $5.0 million compared to the same period in 1997. For the quarter and six months ended June 30, 1998, the change in earnings before interest and taxes from the prior year comparable periods was primarily driven by the results of operations of Field Services, Trading and Marketing and Global Asset Development.

FIELD SERVICES
-------------------------------------------------------------------------
                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues                $728.6    $697.9  $1,398.2   $1,470.1
Operating Expenses                 716.0     666.1   1,369.1    1,387.5
                                 ----------------------------------------
  Operating Income                  12.6      31.8      29.1       82.6
Other Income, Net                    0.2       0.1      31.4        0.2
                                 ----------------------------------------
  EBIT                            $ 12.8    $ 31.9   $  60.5   $   82.8
                                =========================================
Volumes
Natural Gas
Gathered/Processed, TBtu/d(a)        3.7       3.4       3.7        3.4
NGL Production, MBbl/d(b)          112.8     108.5     109.6      107.3
-------------------------------------------------------------------------
(a) Trillion British thermal units per day

(b) Thousand barrels per day

Earnings before interest and taxes for Field Services decreased 60% for the quarter ended June 30, 1998 compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.05 per gallon, or 16%, from the prior year quarter.

For the six months ended June 30, 1998, earnings before interest and taxes for Field Services decreased 27% compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.08 per gallon, or 22%, partially offset by a $31.2 million gain on the sale of two NGL fractionation facilities in the first quarter of 1998, which is included in other income and expenses.

TRADING AND MARKETING

-------------------------------------------------------------------------
                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $1,726.6  $1,072.5  $3,738.5   $2,702.0
Operating Expenses               1,712.2   1,068.4   3,711.8    2,668.3
                                -----------------------------------------
  Operating Income                  14.4       4.1      26.7       33.7
Other Income, Net                    0.4       0.1       0.8        0.6
                                -----------------------------------------
    EBIT                        $   14.8  $    4.2   $  27.5    $  34.3
                                =========================================
Volumes
Natural Gas Marketed, TBtu/d        7.2       5.5       7.5        6.1
Electricity Marketed, GWh(A)     19,534     5,560     43,426     9,353
-------------------------------------------------------------------------
(A) Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing increased $10.6 million for the quarter ended June 30, 1998 compared with the same period in 1997. The increase results primarily from increased trading margins and increased gas and power volumes marketed, partially offset by lower natural gas margin rates. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

For the six months ended June 30, 1998, earnings before interest and taxes for Trading and Marketing decreased $6.8 million compared with the same period in 1997. The decline results primarily from lower natural gas margin rates partially offset by increased trading margins and increased volumes. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

GLOBAL ASSET DEVELOPMENT

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Global Asset Development increased $10.4 million and $19.4 million, respectively, over the comparable periods in 1997, primarily due to expansions and acquisitions.

PARENT AND OTHER OPERATIONS

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Crescent Resources increased $26.6 million and $26.8 million, respectively, over the comparable prior year periods, primarily as a result of a gain on land sales in the Jocassee Gorges region of South Carolina and increased project and lake lot sales.

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $16.8 million and $16.6 million, respectively, over the comparable prior year periods, primarily as a result of the absence of 1997 merger-related costs partially offset by a 1997 gain on the sale of the Company's interest in the Midland Cogeneration Venture.

OTHER IMPACTS ON NET INCOME

For the quarter and six months ended June 30, 1998, interest expense increased 7% and 10% over the comparable periods in 1997 due to higher average debt balances outstanding.

During the quarter ended June 30, 1998, the Company recognized a tax benefit of $11.9 million related to the excess of fair market value over the sales price of the land in the Jocassee Gorges region of South Carolina sold by Crescent Resources to the State of South Carolina.

In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which the Company has a 10% ownership interest, redeemed certain First Mortgage Notes. The Company recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW

Operating cash flows increased $143.7 million for the six months ended June 30, 1998 compared with the same period in 1997. This increase reflects the cash impact of the Company's trading and marketing activities and non-recurring 1997 payments associated with rate case settlements and the termination of an accounts receivable sales agreement.

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. TETCO reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. On June 26, 1998, the FERC issued a procedural order on the settlement requesting certain additional information which was subsequently provided by TETCO on July 13, 1998. Currently, the settlement is unopposed and pending further Commission action.

TETCO anticipates implementation of the proposed settlement sometime in the second half of 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

INVESTING CASH FLOW

For the six months ended June 30, 1998, capital and investment expenditures totaled $472.8 million compared with $311.2 million for the same period in 1997. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and the Energy Services segments, specifically Field Services and Global Asset Development.

On July 1, 1998, Global Asset Development completed the purchase of three electric generating stations in California from Pacific Gas & Electric Company for $501 million. The plants have a combined capacity of 2,645 megawatts. Also, on July 16, 1998, Global Asset Development purchased the Queensland Pipeline, a 389-mile pipeline in southeast Queensland, Australia, from PG&E Corporation for $128 million.

Proceeds from the sales of two NGL fractionation facilities to TEPPCO were $40 million in 1998. Proceeds from the sales of the Company's ownership in operations in the United Kingdom and its equity interests in certain affiliates were $85 million in 1997.

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

In connection with its plans to access the capital markets, the Company filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on May 13, 1998. Subsequently, financing was obtained under this shelf registration statement on June 1, 1998, when Duke Capital Financing Trust I (the Trust), a business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust's assets consist of an investment of approximately $258 million in Duke Capital 7 3/8% Series A Junior Subordinated Notes due 2038.

Additional financing was obtained under the $1 billion shelf registration statement on July 20, 1998 when the Company issued $250 million Series A 6 1/4% Senior Notes due 2005 and $150 million Series B 6 3/4% Senior Notes due 2018. In connection with the issuance of these Senior Notes, the Company entered into Treasury Rate Lock Agreements during the second quarter to partially hedge its position. The hedge transactions had a notional amount of $250 million and were settled on July 15, 1998 resulting in a net payment of $4.1 million.

In connection with Global Asset Development's purchase of the Queensland Pipeline, a subsidiary of the Company entered into a $74.8 million bridge loan denominated in Australian dollars due September 30, 1998. Due to the short-term nature of this loan, foreign currency risk associated with this loan is not expected to be material to the Company's consolidated results of operations or financial position.

CHANGES FOR THE YEAR 2000

In 1996, the Company initiated a program to address Year 2000 readiness issues relating to computer and process control systems, equipment and devices. Many of these systems, equipment and devices are now Year 2000 ready or have been scheduled for replacement in the Company's ongoing systems plans. The Company is continuing its assessment of Year 2000 impacts across its business and operations, including its customer and vendor base, and continues to develop and implement remediation plans using established processes to avoid adverse impacts of Year 2000 on its business and operations. Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, is expected to be approximately $8 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Based on assessments completed to date, compliance plans in process and contingency planning efforts, management is of the opinion that the Year 2000 issue, including the cost of making its critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operations or consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In June 1998, a subsidiary of the Company received a Compliance Order and Assessment of Civil Penalty from the Colorado Department of Public Health and Environment related to air quality permit violations at the Greeley Fractionator Plant. The Company was assessed a civil penalty of $137,000 and noncompliance penalties in an amount yet to be determined but not expected to exceed $100,000. On July 6, 1998, the Company filed an appeal of the Compliance Order and Assessment of Civil Penalty, and a resolution of the matter has not been reached.

Two environmental administrative proceedings are underway before the Missouri Department of Natural Resources and the Illinois Environmental Protection Agency, respectively, relating to two natural gas compressor stations, that could result in fines in excess of $100,000 each.

Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

For information concerning litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of the Company during the second quarter of 1998.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits
          (27)     Financial Data Schedule (included in electronic filing only)

 (b)    Reports on Form 8-K
          The Company filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                DUKE CAPITAL CORPORATION

August 14, 1998                                  /s/  Richard J. Osborne
                                                ------------------------
                                                Richard J. Osborne
                                                Vice President and
                                                Chief Financial Officer
                                       17