Form 10-Q
period 1998-09-30
DUKE CAPITAL CORP
filed 1998-11-13
CIK 1051116

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1998       Commission File Number 0-23977



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

Number of shares of Common Stock, no par value, outstanding at November 13, 1998
                1,010

--------------------------------------------------------------------------------

                            DUKE CAPITAL CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX


Item                                                                      Page
----                                                                      ----

                          PART I. FINANCIAL INFORMATION

1. Financial Statements........................................................1
      Consolidated Statements of Income for the Three and Nine Months Ended
       September 30, 1998 and 1997.............................................1
      Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1998 and 1997.............................................2
      Consolidated Balance Sheets as of September 30, 1998 and December
        31, 1997...............................................................3
      Notes to Consolidated Financial Statements...............................5
2. Management's Discussion and Analysis of Results of Operations and
    Financial Condition.......................................................11

                           PART II. OTHER INFORMATION

1. Legal Proceedings..........................................................19
5. Other Information..........................................................19
6. Exhibits and Reports on Form 8-K...........................................19

   Signatures.................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                            DUKE CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                      Three Months Ended           Nine Months Ended
                                                        September 30                  September 30
                                                 ---------------------------   ---------------------------
                                                    1998           1997           1998           1997
                                                 ------------   ------------   ------------  -------------
Operating Revenues
     Sales, trading and marketing of natural gas
        and petroleum products                     $ 1,846.1      $ 2,032.0      $ 5,706.7      $ 5,666.4
     Transportation and storage of natural gas         367.8          360.5        1,092.2        1,128.7
     Trading and marketing of electricity            1,464.3          984.9        2,419.0        1,179.9
     Other                                             202.8          166.3          650.6          431.8
                                                 ------------   ------------   ------------  -------------
        Total operating revenues                     3,881.0        3,543.7        9,868.5        8,406.8
                                                 ------------   ------------   ------------  -------------

Operating Expenses
     Natural gas and petroleum products purchased    1,766.3        1,968.7        5,430.8        5,354.2
     Purchased power                                 1,363.4          978.6        2,307.2        1,173.7
     Other operation and maintenance                   354.9          312.8        1,042.5          933.5
     Depreciation and amortization                     107.7           88.6          293.0          250.2
     Property and other taxes                           25.1           20.6           65.4           76.6
                                                 ------------   ------------   ------------  -------------
        Total operating expenses                     3,617.4        3,369.3        9,138.9        7,788.2
                                                 ------------   ------------   ------------  -------------

Operating Income                                       263.6          174.4          729.6          618.6
                                                 ------------   ------------   ------------  -------------

Other Income and Expenses                               15.9            3.7           71.8           37.3
                                                 ------------   ------------   ------------  -------------

Earnings Before Interest and Taxes                     279.5          178.1          801.4          655.9
Interest Expense                                        67.5           55.3          180.3          158.2
Minority Interests                                      23.7           (1.6)          43.2           10.7
                                                 ------------   ------------   ------------  -------------

Earnings Before Income Taxes                           188.3          124.4          577.9          487.0
Income Taxes                                            71.8           52.2          206.8          201.7
                                                 ------------   ------------   ------------  -------------

Income Before Extraordinary Item                       116.5           72.2          371.1          285.3
Extraordinary Item (net of tax)                            -              -           (8.0)             -
                                                 ------------   ------------   ------------  -------------

Net Income                                           $ 116.5         $ 72.2        $ 363.1        $ 285.3
                                                 ============   ============   ============  =============



                     See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                            Nine Months Ended September 30
                                                                            ---------------------------
                                                                               1998           1997
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $ 363.1        $ 285.3
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                299.8          256.6
     Deferred income taxes                                                         40.7           47.2
     (Increase) Decrease in
        Receivables                                                              (218.8)        (303.9)
        Inventory                                                                 (34.7)          (8.7)
        Other current assets                                                      (10.3)          29.7
     Increase (Decrease) in
        Accounts payable                                                          195.1          213.4
        Taxes accrued                                                              (8.5)          55.8
        Interest accrued                                                           (4.1)         (16.0)
        Other current liabilities                                                 (24.1)        (119.6)
     Other, net                                                                   (36.6)         (32.0)
                                                                            ------------   ------------
        Net cash provided by operating activities                                 561.6          407.8
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                      (1,216.6)        (404.6)
     Investment expenditures                                                     (236.1)        (366.6)
     Proceeds from sales and other, net                                            81.9           78.8
                                                                            ------------   ------------
        Net cash used in investing activities                                  (1,370.8)        (692.4)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of
        Long-term debt                                                            508.6          528.6
        Guaranteed preferred beneficial interests in
           Company's subordinated notes                                           581.4              -
     Payments for the redemption of long term debt                               (112.9)        (184.4)
     Net change in notes payable and commercial paper                             (70.8)        (115.7)
     Dividends paid                                                                   -          (72.7)
     Other, net                                                                    21.6           14.4
                                                                            ------------   ------------
        Net cash provided by financing activities                                 927.9          170.2
                                                                            ------------   ------------

Net increase (decrease) in cash and cash equivalents                              118.7         (114.4)
Cash received from business acquisitions                                           37.9              -
Cash and cash equivalents at beginning of period                                   94.3          151.4
                                                                            ============   ============
Cash and cash equivalents at end of period                                      $ 250.9        $  37.0
                                                                            ============   ============

Supplemental Disclosures
     Cash paid for interest (net of amount capitalized)                         $ 180.1        $ 177.1
     Cash paid for income taxes                                                 $ 200.0        $  81.4




                 See Notes to Consolidated Financial Statements.

                                     DUKE CAPITAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                          (In millions)


                                                                           September 30,  December 31,
                                                                              1998           1997
                                                                           (unaudited)
                                                                           -----------  -----------
ASSETS
Current Assets
     Cash and cash equivalents                                                $ 250.9       $ 94.3
     Receivables                                                              1,856.9      1,621.4
     Inventory                                                                  225.7        182.4
     Current portion of natural gas transition costs                            100.0         66.9
     Unrealized gains on mark to market transactions                            769.7        551.3
     Other                                                                      151.8        140.0
                                                                           -----------  -----------
        Total current assets                                                  3,355.0      2,656.3
                                                                           -----------  -----------

Investments and Other Assets
     Investments in affiliates                                                  783.4        685.9
     Pre-funded pension costs                                                   318.2        302.6
     Goodwill, net                                                              504.3        503.6
     Notes receivable                                                           236.1        239.6
     Unrealized gains on mark to market transactions                            368.3         65.5
     Other                                                                      161.5         89.7
                                                                           -----------  -----------
        Total investments and other assets                                    2,371.8      1,886.9
                                                                           -----------  -----------

Property, Plant and Equipment
     Cost                                                                    10,856.6      9,696.5
     Less accumulated depreciation and amortization                           3,843.6      3,631.3
                                                                           -----------  -----------
        Net property, plant and equipment                                     7,013.0      6,065.2
                                                                           -----------  -----------

Regulatory Assets and Deferred Debits
     Debt expense                                                                59.8         65.6
     Regulatory asset related to income taxes                                    14.4         16.9
     Natural gas transition costs                                               106.6        193.7
     Environmental clean-up costs                                                91.1        103.6
     Other                                                                       71.2        108.6
                                                                           -----------  -----------
        Total regulatory assets and deferred debits                             343.1        488.4
                                                                           -----------  -----------




     Total Assets                                                          $ 13,082.9   $ 11,096.8
                                                                           ===========  ===========








                         See Notes to Consolidated Financial Statements.

                                     DUKE CAPITAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                               (In millions, except share amounts)


                                                                           September 30,  December 31,
                                                                              1998           1997
                                                                           (unaudited)
                                                                           -----------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Accounts payable                                                       $ 1,545.2    $ 1,338.2
     Notes payable and commercial paper                                         416.9        137.7
     Taxes accrued                                                              111.2        119.3
     Interest accrued                                                            46.6         50.7
     Current portion of natural gas transition liabilities                          -         35.0
     Current portion of environmental clean-up liabilities                       14.3         26.4
     Current maturities of long-term debt                                        25.3         22.5
     Unrealized losses on mark to market transactions                           775.8        537.8
     Other                                                                      314.9        329.5
                                                                           -----------  -----------
        Total current liabilities                                             3,250.2      2,597.1
                                                                           -----------  -----------

Long-term Debt                                                                3,027.3      2,918.8
                                                                           -----------  -----------

Deferred Credits and Other Liabilities
     Deferred income taxes                                                    1,415.0      1,363.9
     Natural gas transition liabilities                                           4.0         78.4
     Environmental clean-up liabilities                                         150.0        157.6
     Unrealized losses on mark to market transactions                           341.5         50.3
     Other                                                                      329.7        397.0
                                                                           -----------  -----------
        Total deferred credits and other liabilities                          2,240.2      2,047.2
                                                                           -----------  -----------

Minority Interests                                                              251.4        168.3
                                                                           -----------  -----------

Guaranteed Preferred Beneficial Interests
     in Company's Subordinated Notes                                            581.3            -
                                                                           -----------  -----------

Common Stockholder's Equity
     Common stock, no par, 3,000 shares authorized,
        1,010 shares outstanding                                                    -            -
     Paid-in capital                                                          2,769.3      2,765.5
     Retained earnings                                                          963.2        599.9
                                                                           -----------  -----------
        Total common stockholder's equity                                     3,732.5      3,365.4
                                                                           -----------  -----------

     Total Liabilities and Stockholder's Equity                            $ 13,082.9   $ 11,096.8
                                                                           ===========  ===========






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

2.    Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 are as follows:

----------------------------------------------------------

                              September 30,  December 31,
In Millions                       1998          1997
----------------------------------------------------------
Receivables                   $    3.4    $     17.9
Accounts payable                  67.8          52.2
Taxes accrued                     34.2          39.9
----------------------------------------------------------

3. Business Segments

Business segment financial information follows for the three and nine months ended September 30, 1998 and 1997. Parent and Other Operations includes intersegment eliminations.

----------------------------------------------------------------------------------------
                                                              Earnings
                                                              Before
                                                              Interest  Depreciation  Capital and
                                            Total   Operating and       and            Investment
In Millions                               Revenues   Income   Taxes     Amortization  Expenditures
--------------------------------------------------------------------------------------------------
Three Months  Ended  September
30, 1998
-------------------------------
Natural Gas Transmission               $  375.3  $  170.6   $  177.7   $    58.0       $   77.5
Energy Services
   Field Services                         725.5       9.3        7.9         20.4          74.3
   Trading and Marketing                2,754.3      30.9       31.6          2.9           2.3
   Global Asset Development               110.8      25.1       33.4         13.4         724.4
   Other Energy Services                  127.5       5.5        5.9          4.0          26.8
   Energy Services'
    Eliminations                         (209.9)       -          -            -             -
                               --------------------------------------------------------------------
       Total Energy Services            3,508.2      70.8       78.8         40.7         827.8
Parent and Other Operations                (2.5)     22.2       23.0          9.0          74.6
                               --------------------------------------------------------------------
    Total Consolidated                 $3,881.0  $  263.6   $  279.5     $  107.7      $  979.9
 ==================================================================================================
-------------------------------
Three Months  Ended  September
30, 1997
-------------------------------
Natural Gas Transmission               $  365.5   $ 132.0   $  134.6     $   57.3      $   72.5
Energy Services
   Field Services                         738.7      36.1       36.1         17.9          30.1
   Trading and Marketing                2,437.5      (6.2)      (5.4)         1.9           3.8
   Global Asset Development                29.5       2.0        2.1          1.9          31.7
   Other Energy Services                   96.6       4.7        4.7          1.3           7.7
   Energy Services'
    Eliminations                         (125.8)       -          -            -             -
                               --------------------------------------------------------------------
      Total Energy Services             3,176.5      36.6       37.5         23.0          73.3
Parent and Other Operations                 1.7       5.8        6.0          8.3         314.2
                               --------------------------------------------------------------------

   Total Consolidated                  $3,543.7   $ 174.4   $  178.1      $  88.6      $  460.0
===================================================================================================

---------------------------------------------------------------------------------------------------
                                                           Earnings
                                                           Before                  Capital
                                                           Interest  Depreciation  and
                                         Total   Operating and       and           Investment
In Millions                            Revenues   Income   Taxes     Amortization  Expenditures
---------------------------------------------------------------------------------------------------
Nine  Months  Ended  September
30, 1998
-------------------------------
Natural Gas Transmission               $1,152.4   $ 512.4   $  534.1     $  172.4       $ 201.5
Energy Services
   Field Services                       2,123.7      38.4       68.4         59.4         205.0
   Trading and Marketing                6,492.8      57.6       59.1          7.3           3.9
   Global Asset Development               208.3      41.1       57.4         19.2         828.9
   Other Energy Services                  378.3      14.8       15.3          7.3          39.4
   Energy Services'
    Eliminations                         (491.8)       -          -            -             -
                               --------------------------------------------------------------------
       Total Energy Services            8,711.3     151.9      200.2         93.2       1,077.2
Parent and Other Operations                 4.8      65.3       67.1         27.4         174.0
                               --------------------------------------------------------------------
    Total Consolidated                 $9,868.5   $ 729.6   $  801.4     $  293.0    $  1,452.7
 ==================================================================================================


-------------------------------
Nine  Months  Ended  September
30, 1997
-------------------------------

Natural Gas Transmission             $  1,174.7   $ 465.7   $  485.3      $ 171.8     $   148.2
Energy Services
   Field Services                       2,208.8     118.7      118.9         52.8         104.4
   Trading and Marketing                5,139.5      27.5       28.9          4.8           8.1
   Global Asset Development                80.2      (3.4)       6.7          6.4          53.3
   Other Energy Services                  268.4      14.5        9.4          3.4          32.3
   Energy Services'
    Eliminations                         (441.1)       -          -            -             -
                               --------------------------------------------------------------------
      Total Energy Services             7,255.8     157.3      163.9         67.4         198.1
Parent and Other Operations               (23.7)     (4.4)       6.7         11.0         424.9
                               --------------------------------------------------------------------
   Total Consolidated                 $ 8,406.8   $ 618.6   $  655.9      $ 250.2      $  771.2
===================================================================================================

----------------------------------------------------------
                                      Identifiable Assets
                                  ------------------------
                                       September   December
                                          30,         31,
In Millions                              1998        1997
-----------------------------------------------------------

Natural Gas Transmission              $ 4,966.6  $ 5,088.9
Energy Services
   Field Services                       1,963.0    1,979.8
   Trading and Marketing                2,580.0    1,857.3
   Global Asset Development             1,883.8      987.6
   Other Energy Services                  319.1      223.2
   Energy Services'
Eliminations                              (61.8)    (169.1)
                               -----------------------------
      Total Energy Services             6,684.1     4,878.8
Parent and Other Operations             1,432.2     1,129.1
                               =============================
   Total Consolidated                $ 13,082.9   11,096.8
============================================================


4.  Regulatory Matters

Two California electric generating plants, Moss Landing and Oakland, sell electricity under the terms of Reliability Must Run (RMR) Agreements with the California Independent System Operator (ISO), which purchases electricity at FERC regulated rates. The Company has not received final approval from the FERC with respect to electric rates charged by the two plants, and, therefore, the rates are subject to partial refund. Management is of the opinion that the final resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On August 29, 1998, the FERC approved a settlement filed by Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The weighted average rate of depreciation will be approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. The settlement is not expected to have a material effect on the net results of operations or financial position of the Company.

5. Property, Plant and Equipment

On July, 1, 1998, a subsidiary of the Company purchased three electric generating stations in California for $501 million from Pacific Gas & Electric Company. These power plants have a combined capacity of 2,645 megawatts. Two of the three plants, Moss Landing and Oakland, are subject to the terms of RMR Agreements with the California ISO.

6. Long-term Debt

On July 20, 1998, the Company issued $250 million Series A 6 1/4% Senior Notes due 2005 and $150 million Series B 6 3/4% Senior Notes due 2018.

7.  Guaranteed Preferred Beneficial Interests in Company's Subordinated Notes

On June 1, 1998, Duke Capital Financing Trust I (Trust I) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of Trust I. On September 15, 1998, Duke Capital Financing Trust II (Trust II) issued $350 million of its 7 3/8% trust preferred securities, at an $11.0 million discount, representing preferred undivided beneficial interests in the assets of Trust II. Payment of distributions on these preferred securities is guaranteed by the Company, but only to the extent the trusts have funds legally and immediately available to make such distributions. The trusts are statutory business trusts, of which the Company owns all the common securities. Trust I was established for the purpose of issuing and selling preferred securities and investing the gross proceeds in the 7 3/8% Series A Junior Subordinated Notes of the Company due March 31, 2038. Trust II was established for the purpose of issuing and selling preferred securities and investing the gross proceeds in the 7 3/8% Series B Junior Subordinated Notes of the Company due June 30, 2038.

8.  Commitments and Contingencies

LITIGATION. On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997.

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

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. On October 20, 1998, the FERC issued an order on ad-valorem tax issues, finding that actual sellers of gas were primarily liable for refunds and could not be relieved of that obligation by gas purchasers. The order is subject to further FERC action on rehearing. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. At September 30, 1998, a subsidiary partnership of the MLP had $389.7 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of the Company, up to $40 million.

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas

Limited. The transportation agreement requires estimated total payments of $63.0 million for the remainder of 1998 through 2001.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, Texas Eastern Corporation (TEC), a subsidiary of the Company, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of these lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of September 30, 1998 totaled approximately $42.3 million over the remaining terms of the leases, which expire in 2006.

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

As of September 30, 1998, the Company had letters of credit and surety bonds of $138.2 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

In the normal course of business, certain of the Company's affiliates enter into various contracts, including agreements for debt, natural gas transmission service and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. The Company and certain of its subsidiaries have financial and/or performance guarantees under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

9. Subsequent Event

The Company, through its wholly owned subsidiaries, PanEnergy Corp (PanEnergy) and TEC, entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, PEPL, Trunkline Gas Company and the storage related to those systems (collectively, the PEPL Companies), along with Trunkline LNG Company (Trunkline
LNG), will be sold to CMS Energy. The sales price of $2.2 billion involves a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. While certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, management is of the opinion that these assets and liabilities will not have a material adverse effect on the consolidated results of operations or financial position of the Company. The sale will result in an after tax gain of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act. Closing is anticipated in January 1999.

Total assets of the PEPL Companies and Trunkline LNG were $1.3 billion at September 30, 1998. Combined operating results of the PEPL Companies and Trunkline LNG, excluding intercompany transactions, are as follows:

----------------------------------------------------
                                Nine Months Ended
                                  September 30,
                                --------------------
Dollars In Millions               1998      1997
----------------------------------------------------

Operating Revenues              $  323.1 $   354.7
Operating Expenses                 204.1     221.5
                                --------------------
  Operating Income                 119.0     133.2
Other Income, Net                   10.2      11.4
                                --------------------

    EBIT                        $  129.2  $  144.6
====================================================


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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, net income increased $44.3 million to $116.5 million compared to the same period in 1997. The 61.4% increase in net income was primarily the result of increased energy marketing activities, the favorable resolution of gas supply realignment cost issues and expansions and acquisitions. These increases were partially offset by decreased NGL prices and increased interest expense and minority interest expense.

For the nine months ended September 30, 1998, net income was $363.1 million, net of an extraordinary loss of $8.0 million, compared to net income of $285.3 million for the same period in 1997. The $77.8 million increase in net income was primarily the result of increased energy marketing activities, expansions and acquisitions, gains on sales of assets and the absence of 1997 merger-related costs. These increases were partially offset by decreased NGL prices and increased interest expense and minority interest expense.

Operating income for the quarter ended September 30, 1998 increased to $263.6 million compared to $174.4 million for the same period in 1997. For the nine months ended September 30, 1998, operating income increased to $729.6 million compared to $618.6 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $279.5 million and $178.1 million for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, earnings before interest and taxes were $801.4 million and $655.9 million, respectively. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in 1998, are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes by Business Segment:

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                                -----------------------------------------
In Millions                       1998      1997      1998       1997
-------------------------------------------------------------------------

Natural Gas Transmission        $  177.7   $ 134.6   $ 534.1    $ 485.3
Energy Services
    Field Services                   7.9      36.1      68.4      118.9
    Trading and Marketing           31.6      (5.4)     59.1       28.9
    Global Asset Development        33.4       2.1      57.4        6.7
    Other Energy Services            5.9       4.7      15.3        9.4
                                -----------------------------------------
       Total Energy Services        78.8      37.5     200.2      163.9
Crescent Resources                  32.8      34.1      97.5       72.0
Parent and Other Operations         (9.8)    (28.1)    (30.4)     (65.3)
                                -----------------------------------------

  Total Company                 $  279.5   $ 178.1   $ 801.4    $  655.9
=========================================================================

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

Natural Gas Transmission
-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
Dollars In Millions               1998      1997       1998      1997
-------------------------------------------------------------------------

Operating Revenues                $ 375.3  $  365.5 $ 1,152.4  $ 1,174.7
Operating Expenses                  204.7     233.5     640.0      709.0
                                -----------------------------------------
  Operating Income                  170.6     132.0     512.4      465.7
Other Income, Net                     7.1       2.6      21.7       19.6
                                =========================================

  EBIT                           $  177.7 $   134.6 $   534.1  $   485.3
                                =========================================

Volumes, TBtu a                     527       593      1,896     2,079
-------------------------------------------------------------------------
a Trillion British thermal units

For the quarter ended September 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased 32.0% compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $30.0 million for the quarter ended September 30, 1998 compared to the prior year quarter, primarily as a result of the favorable resolution of gas supply realignment cost issues. Earnings before interest and taxes for the Midwest Pipelines increased $13.1 million for the quarter ended September 30, 1998 compared to the prior year quarter, primarily due to lower operating expenses in 1998.

For the nine months ended September 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased $48.8 million over the comparable period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $57.1 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily as a result of the favorable resolution of gas supply realignment cost issues and state property tax rulings, increased market expansion projects and non-recurring 1997 severance costs. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

For the nine months ended September 30, 1998, earnings before interest and taxes for the Midwest Pipelines decreased slightly compared to the same period in 1997, primarily due to the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income, partially offset by lower operating expenses in 1998.

Energy Services

Earnings before interest and taxes for Energy Services increased $41.3 million to $78.8 million in the quarter ended September 30, 1998 compared to the prior year quarter. For the nine months ended September 30, 1998, earnings before interest and taxes for Energy Services increased $36.3 million to $200.2 million compared to the same period in 1997. For the quarter and nine months ended September 30, 1998, the increase in earnings before interest and taxes is primarily due to increased earnings of Trading and Marketing and Global Asset Development, partially offset by decreased earnings of Field Services.

Field Services

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
Dollars In Millions               1998      1997       1998      1997
-------------------------------------------------------------------------

Operating Revenues              $  725.5  $  738.7  $  2,123.7  $ 2,208.8
Operating Expenses                 716.2     702.6     2,085.3    2,090.1
                                -----------------------------------------
  Operating Income                   9.3      36.1        38.4      118.7
Other Income, Net                   (1.4)      -          30.0        0.2
                                -----------------------------------------
  EBIT                          $    7.9  $   36.1  $     68.4  $   118.9
                                =========================================

Volumes
Natural Gas
Gathered/Processed, TBtu/d a         3.7       3.4         3.7        3.4
Natural Gas Delivered, TBtu/d        0.5       0.4         0.5        0.4
NGL Production, MBbl/d b           115.4     109.7       111.5      108.1
-------------------------------------------------------------------------
a Trillion British thermal units per day b Thousand barrels per day

Earnings before interest and taxes for Field Services decreased $28.2 million for the quarter ended September 30, 1998 compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.10 per gallon, or 29%, from the prior year quarter.

For the nine months ended September 30, 1998, earnings before interest and taxes for Field Services decreased $50.5 million compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25%, and increased operating expenses due to growth. The decrease in earnings before interest and taxes was partially offset by a $31.2 million gain on the sale of two NGL fractionation facilities in the first quarter of 1998, which was included in other income and expenses.

Trading and Marketing

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
Dollars In Millions               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $ 2,754.3 $ 2,437.5  $  6,492.8 $ 5,139.5
Operating Expenses                2,723.4   2,443.7     6,435.2   5,112.0
                                -----------------------------------------
  Operating Income                   30.9      (6.2)       57.6      27.5
Other Income, Net                     0.7       0.8         1.5       1.4
                                -----------------------------------------


    EBIT                         $   31.6  $   (5.4) $     59.1  $   28.9
                                =========================================

Volumes
Natural Gas Marketed, TBtu/d          7.5       7.6         7.5       6.6
Electricity Marketed, GWh a        37,000    36,422      80,426    45,775
-------------------------------------------------------------------------
a Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing increased $37.0 million for the quarter ended September 30, 1998 compared with the same period in 1997. The increase results primarily from increased electricity and natural gas margin rates and increased risk trading margins.

For the nine months ended September 30, 1998, earnings before interest and taxes for Trading and Marketing increased $30.2 million compared with the same period in 1997. The increase results primarily from increased electricity and natural gas volumes marketed, increased electricity margin rates and increased risk trading margins, partially offset by decreased natural gas margin rates. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

Global Asset Development

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
Dollars In Millions               1998      1997       1998      1997
-------------------------------------------------------------------------

Operating Revenues             $   110.8   $  29.5  $  208.3   $   80.2
Operating Expenses                  85.7      27.5     167.2       83.6
                                -----------------------------------------
  Operating Income                  25.1       2.0      41.1       (3.4)
Other Income, Net                    8.3       0.1      16.3       10.1
                                -----------------------------------------

    EBIT                       $    33.4   $   2.1  $   57.4   $    6.7
=========================================================================

Earnings before interest and taxes for Global Asset Development increased $31.3 million for the quarter ended September 30, 1998 compared with the same period in 1997. The increase results primarily from business expansion and acquisitions which include the July 1, 1998 purchase of three electric generating stations in California from Pacific Gas & Electric Company (PG&E), the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company, and the completion of Phase I of Bridgeport Energy, a 520-megawatt combined cycle natural gas fired merchant generation plant, of which the Corporation is the majority owner.

For the nine months ended September 30, 1998, earnings before interest and taxes for Global Asset Development increased $50.7 million compared with the same period in 1997. The increase results primarily from business expansion and acquisitions, including the July 1, 1998 acquisition of three electric generating stations in California from PG&E and the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company.

Parent and Other Operations

For the quarter ended September 30, 1998, earnings before interest and taxes for Crescent Resources decreased slightly compared to the same period in 1997. For the nine months ended September 30, 1998, earnings before interest and taxes for Crescent Resources increased $25.5 million, primarily as a result of a gain on land sales in the Jocassee Gorges region of South Carolina and increased project and lake lot sales.

For the quarter ended September 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $18.3 million over the same period in 1997, primarily as a result of costs incurred in 1997 for consolidation of the trading and marketing function and restructuring of contracts. For the nine months ended September 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $34.9 million over the same period in 1997, primarily as a result of the absence of 1997 merger-related costs, partially offset by a 1997 gain on the sale of the Company's interest in the Midland Cogeneration Venture.

Other Impacts on Net Income

For the quarter and nine months ended September 30, 1998, interest expense increased 22.1% and 14.0% over the comparable periods in 1997 due to higher average debt balances outstanding.

For the quarter and nine months ended September 30, 1998, minority interests increased $25.3 million and $32.5 million, respectively, over the comparable 1997 periods. Minority interests include dividends incurred during 1998 for the Company's trust preferred securities, of which $250 million and $350 million were issued in June 1998 and September 1998, respectively. See further discussion of the issuances of trust preferred securities in the Liquidity and Capital Resources section of Management's Discussion and Analysis.

During the second quarter of 1998, the Company recognized a tax benefit of $11.9 million related to the excess of fair market value over the sales price of the land in the Jocassee Gorges region of South Carolina sold by Crescent Resources to the State of South Carolina.

In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which the Company has a 10% ownership interest, redeemed certain First Mortgage Notes. The Company recorded a non-cash extraordinary item of $8.0 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation, a subsidiary of the Company, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements.

Investing Cash Flow

For the nine months ended September 30, 1998, capital and investment expenditures totaled $1,452.7 million compared with $771.2 million for the same period in 1997. This increase was primarily due to business expansion by Global Asset Development, which included the $501 million purchase in July 1998 of three electric generating stations in California from PG&E and the $128 million purchase in July 1998 of the Queensland Pipeline, a 389-mile pipeline in southeast Queensland, Australia, from PG&E Corporation. Business expansion by Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. These increases were partially offset by Trading and Marketing's acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

During the quarter ended September 30, 1998, the first phase of Bridgeport Energy, a $265 million, 520-megawatt combined cycle natural gas fired merchant generation plant of which the Company is the majority owner, was completed. Phase I represents a 340-megawatt single-cycle facility. Phase II of the project, which will provide an additional 180 megawatts, is scheduled for completion in mid-1999.

On October 1, 1998, Global Asset Development broke ground on Maine Independence Station, a $221 million, 520-megawatt combined cycle natural gas fired merchant generation plant in Maine. The project is scheduled to begin producing power in the summer of 2000.

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

The Company's commercial paper facilities increased to $1.6 billion at September 30, 1998 from $1.3 billion at December 31, 1997 as a result of the Company renewing its 364-day bank credit facility and increasing the amount available from $300.0 million to $600.0 million on August 24, 1998. At September 30, 1998 and December 31, 1997, the Company's bank credit facilities totaled $1.7 billion and $1.4 billion, respectively, of which $1.6 billion and $1.3 billion supported the commercial paper facilities at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, $841.2 million of commercial paper and $100.0 million under the bank credit facilities were outstanding.

In connection with its plans to access the capital markets, the Company filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on May 13, 1998. Subsequently, financing was obtained under this shelf registration statement on June 1, 1998, when Duke Capital Financing Trust I (Trust I) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of Trust I. Additional financing was obtained under the shelf registration statement on September 15, 1998, when Duke Capital Financing Trust II (Trust II) issued $350 million of its 7 3/8% trust preferred securities, at an $11.0 million discount, representing preferred undivided beneficial interests in the assets of Trust II. Trust I and Trust II are business trusts which are treated as subsidiaries of the Company for financial reporting purposes. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Trust I's assets consist of an investment of approximately $258 million in the Company's 7 3/8% Series A Junior Subordinated Notes due 2038. Trust II's assets consist of an investment of approximately $361 million in the Company's 7 3/8% Series B Junior Subordinated Notes due 2038.

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

Global Asset Development's purchase of the Queensland Pipeline was financed by a $75.0 million loan denominated in Australian dollars due on March 31, 1999. Due to the short-term nature of this loan, foreign currency risk associated with this loan is not expected to be material to the Company's consolidated results of operations or financial position.

CURRENT ISSUES

Dispositions

The Company, through its wholly owned subsidiaries, PanEnergy Corp (PanEnergy) and Texas Eastern Corporation (TEC), entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, the Company will sell Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and the storage related to those systems, along with the Trunkline LNG Company, to CMS Energy for $2.2 billion, involving a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. While certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, management is of the opinion that these assets and liabilities will not have a material adverse effect on the consolidated results of operations or financial position of the Company. The sale will result in an after tax gain of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act. Closing is anticipated in January 1999. For additional information, see Note 9 to the Consolidated Financial Statements.

Regulatory Matters

On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power, and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies; require pipelines to auction short-term capacity; improve the FERC's reporting requirements; permit pipelines to negotiate rates and terms of services; and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC wants to ensure that its policies are not biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, but do not result in over building and excess capacity. Comments on the NOPR and NOI are due January 22, 1999.

Because these notices are only at a very early stage and any ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Year 2000 Readiness Program

State of Readiness

In 1996, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations, both domestically and internationally. These systems and devices include customer information, financial, materials management, and personnel systems, as well as components of natural gas production, gathering, processing and transmission, and electric generation, distribution and transmission.

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair and planned systems replacement activities to achieve Year 2000 readiness for its business and process control systems, equipment and devices. The Company has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Company's goal is to have its critical systems, equipment and devices Year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the Company's overall program as necessary.

The Company is actively evaluating and tracking Year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies, including foreign governments and agencies, and other business associates. While the Company cannot control the Year 2000 readiness of third parties, the Company is attempting to assess the readiness of third parties and any potential implications to the Company. Alternate suppliers of critical products, goods and services are being identified, where necessary.

Costs

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $8.0 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Risks

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver energy or energy services to its customers. The Company believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in energy needs of customers due to their own Year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

Contingency Plans

Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which Year 2000 impacts may occur. The Company is participating in multiple industry efforts to assure effective Year 2000 contingency plans, and intends to complete its own Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management is of the opinion that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A subsidiary of the Company continues to negotiate a consolidated Compliance Order with the Colorado Department of Public Health and Environment concerning alleged record-keeping and reporting air quality permit violations at multiple Colorado facilities. The consolidated Compliance Order currently assesses a combined civil penalty in the amount of $250,000 which includes a $137,000 penalty previously assessed against the Greeley facility, notices of violation issued for seven facilities, and alleged violations at four additional facilities. The Company intends to voluntarily implement certain additional air emission controls which will reduce the combined civil penalty to approximately $50,000. The Company will be responsible for an additional noncompliance penalty at the Greeley facility in an amount yet to be determined but not expected to exceed $100,000.

In September 1998, a subsidiary of the Company and the Missouri Department of Natural Resources reached a settlement agreement related to air quality permit violations at a natural gas compressor station, which resulted in a payment of $250,000. An additional environmental administrative proceeding is underway before the Illinois Environmental Protection Agency relating to a natural gas compressor station that could result in a fine in excess of $100,000.

Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

For information concerning material litigation and other contingencies, see Note 8 to the Consolidated Financial Statements.


Item 5. Other Information.

Forward-Looking Statements

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; achievement of Year 2000 readiness; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
     (27) Financial  Data  Schedule (included in electronic filing only)

(b) Reports on Form 8-K
      The Company filed no reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                DUKE CAPITAL CORPORATION

November 13, 1998                                /s/  Richard J. Osborne
                                                ------------------------------
                                                Richard J. Osborne
                                                Vice President and
                                                Chief Financial Officer