Form 10-K405
period 1998-12-31
DUKE CAPITAL CORP
filed 1999-03-23
CIK 1051116

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from           to
                                   -------      -------
COMMISSION FILE NUMBER 0-23977

                            DUKE CAPITAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                                Delaware                                             51-0282142
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

           526 South Church Street, Charlotte, North Carolina                        28202-1904
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 704-594-6200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                                            NAME OF EACH EXCHANGE
                         TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------------------------------------   ------------------------------
7 3/8% Quarterly Income Preferred Securities issued by Duke Capital
  Financing Trust I and guaranteed by Duke Capital Corporation         New York Stock Exchange, Inc.
7 3/8% Trust Originated Preferred Securities issued by Duke Capital
  Financing Trust II and guaranteed by Duke Capital Corporation        New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                TITLE OF CLASS
                                --------------
                        Common Stock, without par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT. ITEMS 4, 10, 11, 12 AND 13 HAVE BEEN OMITTED IN ACCORDANCE WITH INSTRUCTION I(2)(C).


     All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 26, 1999........................................None

Number of shares of Common Stock, without par value, outstanding at
 February 26, 1999.........................................................1,010
--------------------------------------------------------------------------------
================================================================================

                           DUKE CAPITAL CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS



ITEM                                                                                        PAGE
------------------------------------------------------------------------------------------ -----
                                                             PART I.
    1. Business ..........................................................................   1
        General ..........................................................................   1
        Natural Gas Transmission .........................................................   2
        Field Services ...................................................................   5
        Trading and Marketing ............................................................   7
        Global Asset Development .........................................................   8
        Other Energy Services ............................................................  10
        Real Estate Operations ...........................................................  10
        Environmental Matters ............................................................  10
        Foreign Operations and Export Sales ..............................................  11
        Employees and Management .........................................................  11
        Operating Statistics .............................................................  12
    2.  Properties .......................................................................  12
    3.  Legal Proceedings ................................................................  13

                                                            PART II.
    5.  Market for Registrant's Common Equity and Related Stockholder Matters ............  14
    6.  Selected Financial Data ..........................................................  14
    7.  Management's Discussion and Analysis of Results of Operations and Financial
        Condition ........................................................................  14
    7A. Quantitative and Qualitative Disclosures About Market Risk .......................  25
    8.  Financial Statements and Supplementary Data ......................................  26
    9.  Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure .......................................................................  54


                                                            PART IV.
    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................  54
        Signatures .......................................................................  56

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Forward-Looking Statements."

                                    PART I.
ITEM 1. BUSINESS.

GENERAL

     Duke Capital Corporation (collectively with its subsidiaries, the "Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:

     o Natural Gas Transmission

     o Field Services

     o Trading and Marketing

     o Global Asset Development

     o Other Energy Services

     o Real Estate Operations

     These segments were defined as a result of the Company adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the Midwest states. See further discussion of the proposed sale of the Midwest Pipelines in Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies." The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGL). Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages forest holdings in the southeastern United States.

     On June 18, 1997, Duke Energy completed a stock-for-stock merger with PanEnergy Corp (PanEnergy). Subsequently Duke Energy contributed the common stock of PanEnergy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this annual report for periods prior to the combination include the combined historical financial results of the Company and PanEnergy. (See Note 2 to the Consolidated Financial Statements, "Business Combinations.")

     Certain terms used to describe the Company's business are explained below.


BRITISH THERMAL UNIT (BTU). A standard unit for measuring thermal energy or heat commonly used as a gauge for the energy content of natural gas and other fuels.

BROWNFIELD DEVELOPMENT. The development of a new power generating facility on a site with existing industrial assets, typically power generating assets.

COGENERATION FACILITY. A facility that produces electric energy and useful thermal energy for industrial, commercial, heating or cooling purposes.

COMBINED CYCLE. The combination of one or more gas turbines and steam turbines in an electric generation plant. An electric generating technology in which electricity is produced from otherwise lost waste heat exiting from one or more gas turbines.

CUBIC FOOT (CF). The most common unit of measurement of gas volume; the amount of natural gas required to fill a volume of one cubic foot under stated conditions of temperature, pressure and water vapor.

FEDERAL ENERGY REGULATORY COMMISSION (FERC). The agency that regulates the transportation of electricity and natural gas in interstate commerce and authorizes the buying and selling of energy commodities at market-based rates.

GATHERING SYSTEM. Pipeline, processing and related facilities that access production and other sources of natural gas supplies for delivery to mainline transmission systems.

GENERATION. The process of transforming other forms of energy, such as nuclear or fossil fuels, into electricity. Also, the amount of electric energy produced, expressed in megawatt-hours.

GREENFIELD DEVELOPMENT. The development of a new power generating facility.

INDEPENDENT SYSTEM OPERATOR (ISO). Ensures non-discriminatory access to a regional transmission system, providing all customers access to the power exchange and clearing all bilateral contract requests for use of the electric transmission system. Also responsible for maintaining bulk electric system reliability.

JURISDICTIONAL. Facilities and activities subject to the primary regulatory oversight of FERC or state regulatory agencies.

LIQUEFIED NATURAL GAS (LNG). Natural gas that has been converted to a liquid by cooling it to -260 degrees Fahrenheit.

MERCHANT PLANT. A power plant that sells directly to wholesale customers without its output necessarily being committed to long-term power sales agreements.

NATURAL GAS. A naturally occurring mixture of hydrocarbon and non-hydrocarbon gases found in porous geological formations beneath the earth's surface, often in association with petroleum. The principal constituent is methane.

NATURAL GAS LIQUIDS (NGLS). Liquid hydrocarbons extracted during the processing of natural gas. Principal commercial NGLs include butanes, propane, natural gasoline and ethane.

NATURAL GAS/POWER MARKETER. An entity which buys and sells a commodity or commodities at either fixed or index prices. More sophisticated trader/marketing entities also provide comprehensive energy management services, such as capacity, supply, storage and price risk management.

THROUGHPUT. The amount of natural gas transported through a pipeline system.

TRANSMISSION SYSTEM (NATURAL GAS). An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, local distribution companies, or for delivery to other natural gas transmission systems.

     A discussion of the current business and operations of each of the Company's segments follows. The Northeast Pipelines are an essential part of Natural Gas Transmission's strategy to advance projects that provide expanded services to meet the specific needs of customers. The proposed sale of the Midwest Pipelines allows Natural Gas Transmission to focus on regions, such as the northeastern U.S., with increasing demand for gas. The Company plans to significantly grow several of its other business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. For further discussion of the operating outlook of the Company and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Operations Outlook." For financial information concerning the Company's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments."

     The Company is a Delaware corporation with its principal executive offices located at 526 South Church Street, Charlotte, NC 28202-1904. The telephone number is 704-594-6200.


NATURAL GAS TRANSMISSION

     Natural Gas Transmission consists of the Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), and the Midwest Pipelines, which includes Panhandle

Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline). PEPL and Trunkline, along with additional storage related to those systems, are expected to be sold to CMS Energy Corporation in early 1999. See further discussion of the sale in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources."
     For 1998, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 2,593 TBtu (Trillion British thermal units), compared to 2,862 TBtu in 1997, which represented approximately 12% of the natural gas consumed in the United States. The Northeast Pipelines and the Midwest Pipelines natural gas deliveries were 1,459 TBtu and 1,141 TBtu, respectively, in 1998, with 7 TBtu of intercompany transportation. A substantial majority of the delivered volumes of Natural Gas Transmission's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Business, Operating Statistics." Demand for gas transmission of Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.
     In 1998, Natural Gas Transmission's fully interconnected interstate pipeline system consisted of approximately 20,700 miles and received natural gas from most major North American producing regions for delivery to markets throughout the Northeast and Midwest states. The proposed sale of the Midwest Pipelines would result in a reduction of approximately 10,400 miles in the Company's interstate pipeline systems.




[MAP OF UNITED STATES ILLUSTRATING NATURAL GAS TRANSMISSION'S INTERSTATE
                          PIPELINES AND STORAGE AREAS.]

NORTHEAST PIPELINES

     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

     TETCO also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Billion cubic feet (Bcf), and the combined working gas in storage was 61 Bcf on December 31, 1998. Algonquin owns no storage fields.

     Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline and a 9.8% ownership interest in Alliance Pipeline. Maritimes & Northeast pipelines is expected to be completed in late 1999 and will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. The 1,900 mile Alliance Pipeline project will deliver Canadian gas from Fort St. John, British Columbia into the Chicago area by mid- to late 2000.


MIDWEST PIPELINES

     PEPL's major customers include 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     PEPL also owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma with working gas capacity of 31 Bcf. PEPL has received FERC approval to transfer these storage fields to its subsidiary, Pan Gas Storage Company (Pan Gas) and has filed for an effective transfer date of April 1, 1999. Pan Gas is also the owner and operator of a 26 Bcf storage field in Kansas. Trunkline owns and operates one 13 Bcf storage field in Louisiana. Since the implementation of Order 636, each of PEPL, Trunkline and Pan Gas provide firm and interruptible storage on an open-access basis. In addition to owning and operating storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. See further discussion of Order 636 in "Business, Natural Gas Transmission -- Regulation."

     For a discussion of the proposed sale of the Midwest pipelines, see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies -- Other Commitments and Contingencies."


COMPETITION

     The Company's interstate pipeline subsidiaries compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

     In the Mid-Atlantic and New England markets, TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company
(TGPC), Iroquois Gas Transmission System (Iroquois), CNG Transmission Corporation and Columbia Gas Transmission Corporation. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     Natural gas competes with other forms of energy available to the Company's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

REGULATION

     The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO, Algonquin, PEPL, Trunkline and Pan Gas hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce. For further discussion of regulatory matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources -- Operating Cash Flows" and Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Natural Gas Transmission."

     Natural Gas Transmission's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that historically had been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Natural Gas Transmission."

     Natural Gas Transmission is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.


FIELD SERVICES

     Field Services gathers, processes, transports and markets natural gas and produces and markets NGLs. Field Services owns and operates approximately 20,000 miles of natural gas gathering systems, including intrastate pipelines, and 32 natural gas processing plants in the United States. Field Services also has ownership interests in 12 other natural gas processing plants in the United States.

     Field Services gathers natural gas from production wellheads through gathering systems located in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast (offshore and onshore) areas. Field Services' gathering operations also include several intrastate pipeline systems and two natural gas storage facilities.

[MAP ILLUSTRATING FIELD SERVICES' GATHERING AND PROCESSING FACILITIES,
                          OFFICES & SUPPLY AREAS.]



     Field Services' NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in Field Services' processing operations is generally gathered on its own gathering system or from the natural gas stream on the Company's transmission system. NGLs are sold by Field Services to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, family-owned retail propane distributors. NGL sales are based upon current market-related prices. Field Services also produces helium at the National Helium Corporation facility in Liberal, Kansas.

     Field Services' operating results are significantly impacted by changes in NGL prices, which declined approximately 25.7% in 1998 compared to 1997. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

     In 1998, Field Services sold assets related to its crude oil gathering and marketing business, including 1,800 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas areas and 450 miles of intrastate NGL pipelines in the

Texas Gulf Coast area, to TEPPCO Partners, L.P. (TEPPCO) in exchange for an additional ownership interest in TEPPCO. As a result of the sale, the Company now has a 2% general partner interest and a 19.1% limited partner interest in TEPPCO, a publicly owned master limited partnership that transports refined products and liquefied petroleum gases through a 4,300 mile pipeline system.

     Field Services expects to complete the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union Pacific Resources (UPR), including its natural gas and NGL marketing activities, on or about March 31, 1999. This acquisition will add approximately 7,200 miles of pipeline to the Company's existing gathering systems and increase the number of processing plants that the Company operates and/or has ownership interests in. Under the purchase agreement, much of UPR's U.S. production will be gathered and processed by the Company for a minimum of ten years. UPR will also dedicate for five years most of its natural gas and NGL production to the Company to market.

     See certain operating statistics of Field Services under "Business, Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.


COMPETITION

     Field Services competes with major integrated oil companies, major interstate pipelines, national and local natural gas gatherers, brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to obtain a satisfactory price for the producer's natural gas. Competition for customers is based primarily upon reliability and price of delivered natural gas and NGLs.


REGULATION

     The intrastate pipelines owned by the Field Services group are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978 (NGPA), are also subject to FERC regulation. The natural gas gathering activities of the Field Services group are generally not subject to regulation by the FERC, but are subject to state regulation.

     Field Services is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." Certain operations of Field Services are subject to the jurisdiction of the Department of Transportation and certain similar state agencies whose regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979, and subsequent amendments.


TRADING AND MARKETING

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation (Mobil) owning a 40% minority interest.

     Trading and Marketing was formed in August 1996 as a natural gas and power marketing joint venture with Mobil. Operations were expanded in June 1997 when a wholly owned subsidiary of the Company acquired from affiliates of Louis Dreyfus Corp. the remaining 50% ownership interest in Duke/Louis Dreyfus, L.L.C. (D/LD), which the Company did not already own.

     Trading and Marketing markets natural gas primarily to local distribution companies, electric power generators, including Global Asset Development's generation facilities, municipalities, industrial end-users and energy marketing companies. Trading and Marketing markets electricity to investor owned utilities, municipal power generators and other power marketers. Operations are primarily in the United States and, to a lesser extent, in Canada, and are serviced through 16 offices or operating centers.

     Natural gas marketing operations encompass both on-system and off-system sales. With respect to on-system sales, Trading and Marketing generally purchases natural gas from Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system sales, Trading and Marketing purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. Substantially all of Mobil's United States and Canadian natural gas production is committed to be marketed through Trading and Marketing through 2006.

     With respect to electricity marketing operations, Trading and Marketing purchases electricity from third-party suppliers and from Global Asset Development's generation facilities in California and Connecticut for resale to customers.

     Trading and Marketing has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system sales, also generally include market-sensitive pricing provisions. Purchases and sales of off-system gas and electricity supply are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with commodity futures, swaps and options. For information concerning Trading and Marketing's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk" and Note 7 to the Consolidated Financial Statements, "Risk Management and Financial Instruments -- Commodity Instruments -- Trading."

     Trading and Marketing also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services.

     See certain operating statistics of Trading and Marketing under "Business, Operating Statistics." Activities of Trading and Marketing can fluctuate in response to the seasonality affecting both electricity and natural gas.


COMPETITION

     Trading and Marketing competes with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.


REGULATION

     The energy marketing activities of Trading and Marketing may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit Trading and Marketing entities subject to FERC jurisdiction to market natural gas and electricity at market-based rates.


GLOBAL ASSET DEVELOPMENT

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services and Duke Energy International.

     Deregulation of energy markets in the United States and abroad is providing substantial opportunities for Global Asset Development to capitalize on its broad capabilities. Global Asset Development is an active participant in competitive power markets worldwide. Global Asset Development owns and operates approximately 4,100 megawatts of generation, including projects under construction, and has ownership interests in approximately 3,800 megawatts of generation, including projects under construction. Global Asset Development also owns and operates approximately 900 miles of pipeline systems in Australia, including projects planned for construction, and has ownership interests in approximately 1,000 miles of pipeline systems, including projects under construction.


DUKE ENERGY POWER SERVICES

     Duke Energy Power Services develops, owns and operates largely unregulated electric generation projects across the United States. Duke Energy Power Services focuses on acquisitions of existing energy production facilities, greenfield and brownfield development opportunities and operating energy assets throughout North America.

     In 1998, Duke Energy Power Services completed the purchase of three electric generating plants in California from Pacific Gas & Electric Company (PG&E). Two of these electric generating plants sell electricity under the terms of Reliability Must Run Agreements with the California Independent System Operator, which purchases electricity at FERC regulated rates. The plants have a combined net operating capacity of 2,645 megawatts. Pursuant to California's electric restructuring law, Duke Energy Power Services entered into a contract with PG&E to operate and maintain the facilities for two years following the sale. Energy and capacity from the plants is being sold into the California power exchange and under separate contracts.

     Other investments include a 32.5% indirect ownership interest in American Ref-Fuel Company, which owns five waste-to-energy facilities in New York, New Jersey, Massachusetts and Connecticut. Such facilities process about four million tons of municipal solid waste per year and have an aggregate generating capacity of 286 megawatts.

     Projects under construction include: the second phase of the Bridgeport Energy Project, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Connecticut; the Maine Independence Station, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Maine which is scheduled to begin producing power in the summer of 2000; and the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000.

     In January 1999, Duke Energy Power Services agreed to a ten-year lease with the Port of San Diego to operate and eventually replace the 706-megawatt South Bay Power plant. The Port of San Diego will acquire this facility from San Diego Gas & Electric Company. Duke Energy Power Services expects to close on the lease valued at over $110 million by mid-1999. This plant's capacity is excluded from the generation amounts previously discussed above.


DUKE ENERGY INTERNATIONAL

     Duke Energy International develops, owns and operates energy projects worldwide. Projects involve natural gas exploration, production, processing, transportation and supply. Additionally, projects include generation, delivery and marketing of electric power and thermal energy. Duke Energy International's regional target areas are Asia Pacific, South America and Europe.

     In 1998, Duke Energy International completed the purchase of the Queensland Pipeline, a 389-mile pipeline in southeast Queensland, Australia. Additional opportunities in Australia include the purchase of the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this pipeline project is scheduled to begin in July 1999 and completion is expected by mid-2000. Also, Duke Energy International purchased power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Duke Energy International's investments include a 25% indirect ownership interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) plant in Saudi Arabia, and a 42.86% indirect ownership interest in PT Puncakjaya, a 389-megawatt power generation facility in Indonesia. Investments in South America include, among others: a 9.76% indirect ownership interest in Hidroelectrica Piedra del Aguila S.A., a 1,400-megawatt hydroelectric generating facility in Argentina; a 51.5% indirect ownership interest in Electroquil, S.A., a 168-megawatt diesel-fired generating facility in Ecuador; a 24% indirect ownership interest in Sociedad Electrica de Santiago S.A., a 370-megawatt gas-fired generating facility in Chile; a 21.9% indirect ownership interest in Aguaytia Energy LLC, an integrated natural gas and power project in Peru; and a 99% indirect ownership interest in PanEnergy Exploration and Production (Peru) Ltd. Duke Energy International also operates two liquefied natural gas (LNG) ships which have been chartered to Nigeria LNG Limited for 22.5 years starting in 1999.

     In February 1999, the Company, though its wholly owned subsidiary Duke Energy International, L.L.C. commenced a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile). The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The tender offers are contingent upon, among other things, certain Endesa-Chile shareholder approvals. If all approvals are obtained and the other conditions to the tender offers are satisfied or waived, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Colombia and Peru.


COMPETITION AND REGULATION

     Global Asset Development experiences substantial competition from utility companies in the United States and abroad and from independent companies.

     Global Asset Development is subject to the Natural Gas Pipeline Safety Act of 1968, which regulates LNG plant safety requirements.

     Global Asset Development is subject to international, federal, state and local environmental regulations. For a discussion of environmental regulation, see "Business, Environmental Matters."

OTHER ENERGY SERVICES

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Duke/Fluor Daniel and DukeSolutions.

     Duke Engineering & Services specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation projects worldwide.

     Duke/Fluor Daniel, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of the Company and Fluor Daniel, Inc. each own 50% of Duke/Fluor Daniel.

     DukeSolutions provides integrated energy solutions to industrial, commercial, institutional, governmental and wholesale customers and focuses on increasing customers' efficiency, productivity and profitability through energy cost savings.

     Other Energy Services experiences substantial competition from utility companies in the United States or abroad and from independent companies.

     Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."


REAL ESTATE OPERATIONS

     Real Estate Operations conducts its business through Crescent Resources Inc., which develops commercial and residential real estate projects and manages forest holdings in the southeastern United States. At December 31, 1998, Real Estate Operations owned 4.2 million square feet of commercial space, of which 76% was leased, with an additional 1.7 million square feet under construction. At December 31, 1998, the commercial portfolio included 2.3 million square feet of warehouse space, 1.8 million square feet of office space and 0.1 million square feet of retail space. In 1998, commercial buildings totaling 1.3 million square feet and 850 residential developed lots were sold. At December 31, 1998, Real Estate Operations had approximately 200,000 acres of land under its management.


ENVIRONMENTAL MATTERS

     The Company is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include:

 o The Clean Air Act Amendments of 1990;

 o State Implementation Plans, which were issued by the EPA to 22 states and the District of Columbia related to existing and new national ambient air quality standards for ozone;

 o The Federal Water Pollution Control Act Amendments of 1987, which require permits for facilities that discharge treated wastewater into the environment; and

 o The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

     For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies -- Environmental." Except as set forth therein, compliance with international, federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

FOREIGN OPERATIONS AND EXPORT SALES

     Foreign operations and export sales are not material to the Company's business as a whole. For a discussion of risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk -- Foreign Operations Risk" and Note 15 to the Consolidated Financial Statements, "Subsequent Events (Unaudited)."


EMPLOYEES AND MANAGEMENT

     At December 31, 1998, the Company had approximately 9,300 employees. Approximately 500 employees are represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO. Approximately 300 of these employees and their bargaining unit will transfer to CMS Energy upon the sale of the Midwest Pipelines in early 1999. The remaining employees represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO are in a separate bargaining unit. Terms of their contract are still being negotiated.

     The officers and directors of the Company consist of certain executive officers of Duke Energy. Duke Energy has entered into employment agreements with certain key executives. Additionally, the Company's business units maintain their own management structure.

                             OPERATING STATISTICS



                                                                                YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------------
                                                                    1998         1997       1996       1995       1994
                                                                ------------ ----------- ---------- ---------- ----------
NATURAL GAS TRANSMISSION
Throughput Volumes, TBtu(a):
 Northeast Pipelines
   TETCO ......................................................      1,148       1,300      1,349      1,234      1,194
   Algonquin ..................................................        311         341        327        331        288
                                                                    ------       -----      -----      -----      -----
     Total Northeast Pipelines ................................      1,459       1,641      1,676      1,565      1,482
 Midwest Pipelines ............................................
   PEPL .......................................................        560         659        687        663        626
   Trunkline ..................................................        581         620        632        519        560
                                                                    ------       -----      -----      -----      -----
     Total Midwest Pipelines ..................................      1,141       1,279      1,319      1,182      1,186
 Intercompany eliminations ....................................         (7)        (58)       (56)       (44)       (91)
                                                                    ------       -----      -----      -----      -----
     Total Natural Gas Transmission ...........................      2,593       2,862      2,939      2,703      2,577
                                                                    ======       =====      =====      =====      =====
OTHER OPERATING STATISTICS
Natural Gas Gathered and Processed/Transported, TBtu/d(b) .....        3.6         3.4        2.9        1.9        1.6
NGL Production, MBbl/d(c) .....................................      110.2       108.2       78.5       54.8       49.4
Average Natural Gas Price per MMBtu(d) ........................    $  2.11    $   2.59    $  2.59    $  1.64    $  1.90
Average NGL Price per Gallon ..................................    $  0.26    $   0.35    $  0.39    $  0.33    $  0.31
Natural Gas Marketed(e), TBtu/d ...............................        8.4         7.3        6.0        3.7        2.7
Electricity Marketed, Gwh(f) ..................................     98,991      64,650      4,229        513         --

---------
(a) Trillion British thermal units

(b) Trillion British thermal units per day

(c) Thousand barrels per day

(d) Million British thermal units

(e) Includes volumes of Trading and Marketing and Field Services

(f) Gigawatt-hours


ITEM 2. PROPERTIES.

NATURAL GAS TRANSMISSION

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system, including its gathering systems, has 73 compressor stations.

     TETCO also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

     Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of approximately 250 miles of pipeline with six compressor stations.

     PEPL's transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines, 18 mainline compressor stations and one offshore compressor platform.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

     The PEPL and Trunkline properties are included in the proposed sale of the Midwest Pipelines, which is expected to close in early 1999.

     For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."


FIELD SERVICES

     For information regarding the properties of Field Services, see "Business, Field Services."


GLOBAL ASSET DEVELOPMENT

     Duke Energy Power Services owns several electric generating stations, including three in California and one in Connecticut (95.9% ownership) currently under expansion. These power plants have a combined capacity of 3,165 MW. For more information regarding electric generating stations, see "Business, Global Asset Development -- Duke Energy Power Services."

     A subsidiary of the Company owns a marine terminal, storage and regasification facility for LNG located in Louisiana. This LNG facility is operated by Duke Energy International and is included in the proposed sale of the Midwest Pipelines as previously discussed. The design output capacity of the facility is approximately 700 million cubic feet per day and its storage capacity is approximately 1.8 million barrels, which approximates 6 Bcf. See further information regarding the properties of Duke Energy International at "Business, Global Asset Development -- Duke Energy International."


REAL ESTATE OPERATIONS

     For information regarding the properties of Real Estate Operations, see "Business, Real Estate Operations."


OTHER

     None of the properties used in connection with the Company's other business activities are considered material to the Company's operations as a whole.


ITEM 3. LEGAL PROCEEDINGS.

     On January 8, 1999, a subsidiary of the Company agreed to a Compliance Order on Consent (Consent Order) with the Colorado Department of Public Health and Environment concerning alleged air quality permit reporting and record-keeping violations at the Greeley Natural Gas Processing Plant and several other Colorado facilities. This Consent Order superseded an earlier Compliance Order and Assessment of Civil Penalty for the Greeley Natural Gas Processing Plant. This Consent Order assesses a civil and noncompliance penalty of $54,000 and requires supplemental environmental projects of $525,000 that involve implementing additional air emission controls to reduce air emissions below standards.

     The Illinois Environmental Protection Agency has indicated to a subsidiary of the Company that it intends to initiate an environmental enforcement proceeding relating to alleged air quality permit violations at a natural gas compressor station. This proceeding could result in a penalty in excess of $100,000.

     Management believes that the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

     See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" for further discussion of legal proceedings.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is, as of the date hereof, owned by Duke Energy. There is no market for the Company's common stock. Dividends on the Company's common stock will be paid when declared by the Board of Directors. At present, the Company has no plans to pay a dividend on the common stock.


ITEM 6. SELECTED FINANCIAL DATA.



                                                  1998      1997(a)   1996(a)   1995(a)     1994(a)
                                             ------------- --------- --------- --------- -------------
                                                                    IN MILLIONS
INCOME STATEMENT
Operating revenues .........................    $13,059     $11,915   $7,816    $5,188      $ 4,753
Operating expenses .........................     12,023      11,079    6,947     4,394        4,071
                                                -------     -------   ------    ------      -------
Operating income ...........................      1,036         836      869       794          682
Other income and expenses ..................        101          37       20        18           (2)
                                                -------     -------   ------    ------      -------
Earnings before interest and taxes .........      1,137         873      889       812          680
Interest expense ...........................        237         214      232       240          232
Minority interests .........................         71          22        6        --           --
                                                -------     -------   ------    ------      -------
Earnings before income taxes ...............        829         637      651       572          448
Income taxes ...............................        310         257      252       224          181
                                                -------     -------   ------    ------      -------
Income before extraordinary item ...........        519         380      399       348          267
Extraordinary loss .........................         (8)         --      (17)       --           --
                                                -------     -------   ------    ------      -------
Net income .................................    $   511     $   380   $  382    $  348      $   267
                                                =======     =======   ======    ======      =======
BALANCE SHEET
Total assets ...............................    $13,856     $11,097   $9,752    $8,226      $ 7,984
Long-term debt .............................    $ 2,884     $ 2,919   $2,028    $2,215      $ 2,446

---------
(a) Financial information reflects accounting for the 1997 combination of the Company with PanEnergy Corp similar to a pooling of interests. As a result, the financial information gives effect to the combination as if it had occurred on January 1, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

     Duke Capital Corporation (collectively with its subsidiaries, the "Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:

   o Natural Gas Transmission
   o Field Services
   o Trading and Marketing
   o Global Asset Development
   o Other Energy Services
   o Real Estate Operations

     These segments were defined as a result of the Company adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the midwest states. See further discussion of the proposed sale of the Midwest Pipelines in the Liquidity and Capital Resources section of Management's Discussion and Analysis. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGL). Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages forest holdings in the southeastern United States.

     On June 18, 1997, Duke Energy completed a stock-for-stock merger with PanEnergy Corp (PanEnergy). Subsequently, Duke Energy contributed the common stock of PanEnergy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this annual report for periods prior to the combination include the combined historical financial results of the Company and PanEnergy. (See Note 2 to the Consolidated Financial Statements, "Business Combinations".)

     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.


RESULTS OF OPERATIONS

     In 1998, net income increased 34.5% over 1997, to $511 million, net of an extraordinary loss of $8 million. The increase in net income was primarily due to increased energy marketing activities, expansions and acquisitions, gains on sales of assets and the absence of non-recurring merger related costs incurred in 1997. These increases were partially offset by decreased NGL prices and increased minority interests.

     Net income in 1997 decreased slightly as compared to 1996, from $382 million in 1996 to $380 million in 1997. The decrease was due primarily to increases in non-recurring merger related costs incurred in 1997, Trading and Marketing operations due primarily to growth and amortization of goodwill associated with the purchase of the remaining 50% ownership interest of the Duke/Louis Dreyfus joint venture (see Note 2 to the Consolidated Financial Statements, "Business Combinations"). These increases were offset by Natural Gas Transmission's market-expansion projects placed in service and an extraordinary item related to the early retirement of debt in 1996.

     Operating income for 1998 was $1,036 million compared to $836 million in 1997 and $869 million in 1996. Earnings before interest and taxes (EBIT) were $1,137 million, $873 million and $889 million for 1998, 1997 and 1996, respectively. Operating income and earnings before interest and taxes, excluding the effect of gains on asset sales of $34 million by Field Services in 1998, are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below and are discussed by business segment thereafter.


EARNINGS BEFORE INTEREST AND TAXES BY BUSINESS SEGMENT



                                   YEARS ENDED DECEMBER 31,
                                   -------------------------
                                     1998     1997     1996
                                   -------- -------- -------
                                          IN MILLIONS
Natural Gas Transmission .........  $  702   $ 624    $ 595
Field Services ...................      76     157      152
Trading and Marketing ............     122      44       58
Global Asset Development .........      80       5       --
Other Energy Services ............      10      18       20
Real Estate Operations ...........     142      98       88
Other Operations .................       5     (73)     (24)
                                    ------   -----    -----
Consolidated EBIT ................  $1,137   $ 873    $ 889
                                    ======   =====    =====

     Other Operations primarily includes communication services, water services and certain unallocated corporate costs. Included in the amounts discussed below are intercompany transactions that are eliminated in the Consolidated Financial Statements.


NATURAL GAS TRANSMISSION



                                            YEARS ENDED DECEMBER 31,
                                          -----------------------------
                                             1998      1997      1996
                                          --------- --------- ---------
                                               DOLLARS IN MILLIONS
Operating Revenues ......................  $1,528    $1,572    $1,556
Operating Expenses ......................     864       964       973
                                           ------    ------    ------
Operating Income ........................     664       608       583
Other Income, Net of Expenses ...........      38        16        12
                                           ------    ------    ------
EBIT ....................................  $  702    $  624    $  595
                                           ======    ======    ======
Volumes, Throughput -- TBtu (a) .........   2,593     2,862     2,939

---------
(a) Trillion British thermal units

     Earnings before interest and taxes for Natural Gas Transmission increased $78 million in 1998 over 1997. Earnings before interest and taxes for Northeast Pipelines increased $56 million to $476 million in 1998 compared to 1997, primarily as a result of the favorable resolution of regulatory issues related to gas supply realignment costs, favorable state property tax rulings and increased market expansion projects. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

     In 1998, earnings before interest and taxes for Midwest Pipelines increased 10.8% compared to 1997, primarily due to a gain on the sale of the general partner interests in Northern Border Partners, L.P. and non-recurring 1997 litigation expenses. These increases were partially offset by the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income. See the Liquidity and Capital Resources
- Investing Cash Flows section of Management's Discussion and Analysis for a discussion of the expected sale of the Midwest Pipelines in early 1999. (See also Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies.")

     Earnings before interest and taxes for Natural Gas Transmission increased 4.9% in 1997 over 1996, with increases in earnings at Northeast Pipelines and Midwest Pipelines of 5.3% and 4.0%, respectively. Earnings before interest and taxes for the Northeast Pipelines increased primarily due to market-expansion projects placed in service.

     For the Midwest Pipelines, earnings before interest and taxes increased primarily due to the favorable resolution of certain regulatory matters in 1997 in amounts in excess of those resolved in 1996, which was reflected as additional revenue and other income. This increase was partially offset by 1997 litigation expenses.


FIELD SERVICES



                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                                1998        1997        1996
                                                            ----------- ----------- -----------
                                                                    DOLLARS IN MILLIONS
Operating Revenues ........................................   $ 2,639     $ 3,055     $ 2,637
Operating Expenses ........................................     2,598       2,898       2,487
                                                              -------     -------     -------
Operating Income ..........................................        41         157         150
Other Income, Net of Expenses .............................        35          --           2
                                                              -------     -------     -------
EBIT ......................................................   $    76     $   157     $   152
                                                              =======     =======     =======
Volumes
Natural Gas Gathered and Processed/Transported, TBtu/d (a)        3.6         3.4         2.9
Natural Gas Marketed, TBtu/d ..............................       0.4         0.4         0.5
NGL Production, MBbl/d (b) ................................     110.2       108.2        78.5

---------
(a) Trillion British thermal units per day

(b) Thousand barrels per day

     In 1998, earnings before interest and taxes for Field Services decreased $81 million compared to 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25.7%. The decrease in earnings before interest and taxes was partially offset by $34 million of gains on sales of assets which are included in other income.

     Earnings before interest and taxes for Field Services increased 3.3% in 1997 over 1996, primarily due to higher volumes as a result of acquisitions in 1996. Natural gas gathered and processed volumes increased 17.2%, and NGL production increased 37.8% in 1997 compared to 1996. Partially offsetting these increases were lower NGL prices of approximately $0.04 per gallon, or 8%, and higher natural gas prices.


TRADING AND MARKETING



                                             YEARS ENDED DECEMBER 31,
                                        -----------------------------------
                                            1998        1997        1996
                                        ----------- ----------- -----------
                                                DOLLARS IN MILLIONS
Operating Revenues ....................  $  8,785    $  7,489     $ 3,814
Operating Expenses ....................     8,665       7,446       3,758
                                         --------    --------     -------
Operating Income ......................       120          43          56
Other Income, Net of Expenses .........         2           1           2
                                         --------    --------     -------
EBIT ..................................  $    122    $     44     $    58
                                         ========    ========     =======
Volumes
Natural Gas Marketed, TBtu/d ..........       8.0         6.9         5.5
Electricity Marketed, GWh(a) ..........    98,991      64,650       4,229

---------
(a) Gigawatt-hour

     In 1998, earnings before interest and taxes for Trading and Marketing increased $78 million over 1997. The increase resulted primarily from increased financial trading margins and electricity margins, partially offset by increased expenses due to business growth. Electricity volumes marketed increased primarily as a result of acquiring the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

     Earnings before interest and taxes for Trading and Marketing decreased $14 million in 1997 compared to 1996. The acquisition of the remaining 50% ownership interest in the D/LD joint venture in 1997, coupled with a full year of operations of the joint venture with Mobil Corporation formed in August 1996, accounted for the significant increases in Trading and Marketing revenues, related operating expenses (including increased purchased power expense) and volumes in 1997 over 1996. Increased natural gas volumes marketed of 25.5% in 1997, in addition to increased natural gas margins from trading activities, were largely offset by the emerging electric power trading and marketing activities. Higher operating expenses, due primarily to increased personnel levels and system development costs to provide the necessary infrastructure for growth in the trading and marketing business, resulted in a decrease in earnings before interest and taxes in 1997 as compared to 1996.


GLOBAL ASSET DEVELOPMENT



                                         YEARS ENDED DECEMBER 31,
                                        ---------------------------
                                         1998     1997       1996
                                        ------ ---------- ---------
                                                IN MILLIONS
Operating Revenues ....................  $319     $123       $72
Operating Expenses ....................   261      129        73
                                         ----     ----       ---
Operating Income (Loss) ...............    58       (6)       (1)
Other Income, Net of Expenses .........    22       11         1
                                         ----     -----     -----
EBIT ..................................  $ 80     $  5        $--
                                         ====     =====     =====

     In 1998, earnings before interest and taxes for Global Asset Development increased $75 million over 1997. The increase results primarily from business expansion and acquisitions, including Duke Energy Power Services' July 1, 1998 acquisition of three electric generating stations in California from Pacific Gas & Electric Company (PG&E) and December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company. Duke Energy International also contributed to the increase in earnings before interest and taxes in 1998 compared to 1997 through an expansion to the PT Puncakjaya power generation facility in Indonesia. This increase was partially offset by decreased earnings resulting from lower prices at National Methanol, a methanol and MTBE (methyl tertiary butyl ether) plant in Saudi Arabia.

     In 1997, earnings before interest and taxes increased slightly compared to 1996, due primarily to business expansion and acquisitions, including the December 1997 acquisition of an ownership interest in American Ref-Fuel Company, and a gain on the sale of an investment. These increases were partially offset by increased expenses due to business growth.


OTHER ENERGY SERVICES



                                        YEARS ENDED DECEMBER 31,
                                        -------------------------
                                         1998     1997      1996
                                        ------ ---------- -------
                                               IN MILLIONS
Operating Revenues ....................  $521     $376     $204
Operating Expenses ....................   511      353      184
                                         ----     ----     ----
Operating Income ......................    10       23       20
Other Income, Net of Expenses .........    --       (5)      --
                                         ----     ----     ----
EBIT ..................................  $ 10      $18     $ 20
                                         ====     ====     ====

     In 1998, earnings before interest and taxes for Other Energy Services decreased $8 million compared to 1997, primarily due to decreased earnings of Duke Engineering & Services. Earnings before interest and taxes for Other Energy Services decreased $2 million in 1997 compared to 1996, primarily as a result of start-up expenses of DukeSolutions partially offset by increased earnings of Duke Engineering & Services due to growth.


REAL ESTATE OPERATIONS



                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                         1998   1997    1996
                                        ------ ------ -------
                                             IN MILLIONS
Operating Revenues ....................  $181   $124   $114
Operating Expenses ....................    39     26     26
                                         ----   ----   ----
Operating Income ......................   142     98     88
Other Income, Net of Expenses .........    --     --     --
                                         ----   ----   ----
EBIT ..................................  $142   $ 98   $ 88
                                         ====   ====   ====

     In 1998, earnings before interest and taxes for Real Estate Operations increased 44.9% compared to 1997, primarily as a result of increased project and lake lot sales and a gain on land sales in the Jocassee Gorges region of South Carolina. Earnings before interest and taxes for Real Estate Operations increased 11.4% in 1997 over 1996, primarily due to gains associated with bulk land sales in 1997.


OTHER OPERATIONS

     Earnings before interest and taxes for Other Operations increased in 1998 compared to 1997, primarily as a result of the absence of non-recurring 1997 merger-related costs and the favorable resolution of certain contingent items in 1998. The increase in earnings before interest and taxes was partially offset by a 1997 gain on the sale of the ownership interest in the Midland Cogeneration Venture.

     Earnings before interest and taxes for Other Operations declined $49 million in 1997 compared to 1996. Contributing to the decrease were increased merger-related expenses in 1997 compared to 1996 and the 1997 amortization of goodwill associated with the purchase of the remaining 50% ownership interest in the D/LD joint venture. This decline was partially offset by the sale of the ownership interest in the Midland Cogeneration Venture in 1997.


OTHER IMPACTS ON NET INCOME

     Interest expense increased 10.7% in 1998 over 1997 due to higher average debt balances outstanding. In 1997, interest expense decreased $18 million, or 7.8%, as compared to 1996 as a result of lower interest rates.

     In 1998, minority interests increased $49 million compared to 1997. This increase includes 1998 dividends for trust preferred securities that were issued in 1998. See further discussion of the issuances of trust preferred securities in Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation formed in August 1996.

     In January 1998, TEPPCO Partners, L.P., in which a subsidiary of the Company has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of that debt.

     On October 1, 1996, a subsidiary of the Company redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures, both due 2011. A non-cash extraordinary loss of $17 million, net of income tax of $10 million, was recorded related to the unamortized discount on this early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING CASH FLOWS. Assets and liabilities recorded in the Consolidated Balance Sheets related to natural gas transition cost recoveries and the related cash flow impacts are affected by state and federal regulatory initiatives and specific agreements. For more information see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."

     On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. When the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."

     INVESTING CASH FLOWS. Capital and investment expenditures were approximately $1.9 billion in 1998 compared to approximately $1.3 billion in 1997. This increase was primarily due to business expansion by Global Asset Development, which included Duke Energy Power Services' $501 million purchase of three electric generating stations in California from PG&E and the completion of the first phase of Bridgeport Energy, a $265 million, 520-megawatt combined cycle natural gas-fired merchant generation plant. Business expansion for Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. The increase was partially offset by the acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

     Capital and investment expenditures in 1997 included the acquisition of the remaining 50% ownership interest in the D/LD joint venture for $247 million, which substantially represented goodwill, and Global Asset Development's acquisition of an ownership interest in American Ref-Fuel Company for $237 million. The increase in capital and investment expenditures in 1997 over 1996 also included increased business expansion for the Natural Gas Transmission segment. These increases were partially offset by the 1996 acquisition of certain assets from Mobil Corporation.

     Projected 1999 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $400 million and do not include projections related to the Midwest Pipelines which are expected to be sold in early 1999. These projections include the completion of the Maritimes & Northeast Pipeline project, which will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. These projections also include other market expansion projects and costs relating to existing assets.

     The Company plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion opportunities for Field Services include the planned $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union Pacific Resources along with its natural gas and NGL marketing activities. The transaction is expected to close in the first half of 1999.

     Expansion opportunities for Global Asset Development's international division, Duke Energy International, include the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Also, Duke Energy International recently purchased the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this $270 million pipeline project is scheduled to begin in July 1999 and completion is expected by the middle of 2000.

     Expansion opportunities for Global Asset Development's domestic division, Duke Energy Power Services, include the continuation of greenfield projects, such as the Bridgeport Energy project and the Maine Independence Station, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Maine which is scheduled to begin producing power in the summer of 2000. Other expansion opportunities include the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000. Other similar initiatives in 1999 for both Duke Energy International and Duke Energy Power Services will likely require significant capital and investment expenditures, which will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Projected 1999 capital and investment expenditures for Trading and Marketing, Other Energy Services and Real Estate Operations are approximately $30 million, $90 million and $300 million, respectively. All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on acquisition opportunities, market volatility, economic trends and the value-added opportunities presented.

     In October 1998, the Company, through its wholly owned subsidiaries, PanEnergy and Texas Eastern Corporation, entered into an agreement to sell Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprise the Midwest Pipelines, along with Trunkline LNG Company, to CMS Energy Corporation. The sales price of $2.2 billion involves cash proceeds of $1.9 billion and the assumption of existing PEPL debt of approximately $300 million. The sale is expected to close in early 1999 and will result in an after-tax gain of approximately $700 million. The sale is contingent upon receipt of clearances under the Hart-Scott-Rodino Act.

     FINANCING CASH FLOWS. The Company's consolidated capital structure at December 31, 1998, including short-term debt, was 40.5% debt, 7.4% trust preferred securities and 52.1% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.2 times,
3.7 times and 3.6 times for 1998, 1997 and 1996, respectively.

     The Company plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external debt financing and the proceeds from the sale of the Midwest Pipelines.

     In July 1998, the Company issued $400 million of Senior Unsecured Notes. Also during 1998, the Company's business trusts, which are treated as wholly owned subsidiaries of the Company for financial reporting purposes, issued $600 million of trust preferred securities. (See Note 10 to the Consolidated Financial Statements, "Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital.")

     Under its commercial paper facilities, the Company had the ability to borrow up to $1.55 billion and $1.25 billion as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company's various bank credit facilities totaled approximately $1.7 billion and $1.4 billion, respectively. At December 31, 1998, $526 million was outstanding under the commercial paper facilities and $100 million was outstanding under the bank credit facilities.

     As of December 31, 1998, the Company and its subsidiaries, excluding PEPL, had authority to issue up to $100 million aggregate principal amount of debt under shelf registrations filed with the Securities and Exchange Commission. On January 27, 1999, the Company filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on February 10, 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     RISK POLICIES. The Company is exposed to market risks associated with commodity prices, interest rates and foreign exchange rates. Comprehensive risk management policies have been established by Duke Energy's Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for oversight of all corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk.

     INTEREST RATE RISK. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate debt and trust preferred securities and commercial paper, as well as interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. (See Notes 1, 6, 9 and 10 to the Consolidated Financial Statements.)

     If market interest rates average 1% higher (lower) in 1999 than in 1998, interest expense would increase (decrease), and earnings before income taxes would decrease (increase) by approximately $7 million. Comparatively, had interest rates averaged 1% higher (lower) in 1998 than in 1997, interest expense would have increased (decreased), and earnings before income taxes would have decreased (increased) by approximately $11 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 1998 and 1997. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     COMMODITY PRICE RISK. The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity and petroleum products marketed. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including futures, swaps and options. (See Notes 1 and 6 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Risk Management and Financial Instruments.") The risk in the commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk
(DER). The DER is monitored in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis.

     The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one-day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of future market movements for natural gas, electricity and petroleum products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company's calculation includes commodity derivative instruments and forwards held for trading purposes and excludes the effects of embedded physical options in the trading portfolio. At December 31, 1998 and 1997, the estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity instruments held for trading purposes was approximately $10 million and $2 million, respectively. During 1998, the average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity instruments held for trading purposes was approximately $5 million. The increase in 1998 compared to 1997 is a result of an increase in the authorized energy financial exposure limit, which was approved by the CRMC. Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits. Market risks associated with commodity derivatives held for purposes other than trading were not material at December 31, 1998 and 1997.

     Subsidiaries of the Company are also exposed to market fluctuations in the prices of NGLs related to their ongoing gathering and processing operating activities. The Company closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. If NGL prices averaged one cent per gallon less in 1998, earnings before income taxes would have decreased by approximately $8 million. The Company generally does not maintain a material inventory of NGLs or actively trade commodity derivatives related to NGLs.

     FOREIGN OPERATIONS RISK. The Company is exposed to foreign currency risk, sovereign risk and other foreign operations risks arising from equity investments in international affiliates and businesses owned and operated in foreign countries. At December 31, 1998 the Company had more than $100 million invested in Australia. Investments in other foreign countries were not material at December 31, 1998 or 1997. In order to mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by the Company or its affiliates are denominated in or indexed to the U.S. dollar or may be hedged through issuance of debt denominated in the foreign currency. The Company also uses foreign currency swaps, where appropriate, to manage its risk related to foreign currency fluctuations. Other exposures to foreign currency risk, sovereign risk or other foreign operations risk are periodically reviewed by management and were not material to consolidated results of operations or financial position during 1998 or 1997.

CURRENT ISSUES

     OPERATIONS OUTLOOK. The Company's business strategy is to develop regional centers of energy assets involving gas, electric generation and marketing in the United States and internationally. In the United States, the Company is aggressively investing in new pipelines and power plants in the Northeast, Gulf Coast and West. Internationally, the Company is focusing on opportunities in Asia Pacific, South America and Europe.

     The Northeast Pipelines are an essential part of Natural Gas Transmission's strategy to advance projects that provide expanded services to meet the specific needs of customers. The proposed sale of the Midwest Pipelines allows Natural Gas Transmission to focus on regions, such as the northeastern U.S., with increasing demand for gas. Northeast pipeline projects will provide transportation from new supplies in both eastern and western Canada in addition to traditional domestic supply basins.

     The Company plans to significantly grow several of its business segments:
Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. Deregulation of energy markets in the United States and abroad is providing substantial opportunities for these segments to capitalize on their broad capabilities. Field Services will expand through the purchase of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources along with its natural gas and NGL marketing activities.

     Global Asset Development expects to continue strong growth through acquisitions, construction of greenfield projects and expansion of existing facilities as value-added opportunities present themselves. The Company's combination of assets and capabilities that span the energy value chain have contributed to Global Asset Development's successful combination of natural gas pipeline capabilities, power generation, energy marketing and other services. This demonstrated domestic strategy is now being deployed internationally in the Asia Pacific area and in South America. Other Energy Services seeks to grow with types of services including comprehensive energy efficiencies in food, textile and government facilities.

     The strong real estate market in the Southeast continues to present substantial growth opportunities for Real Estate Operations. In 1998, Real Estate Operations initiated development of significant office and industrial facilities in each of its established markets to capitalize on market conditions.

     While the proposed sale of the Midwest Pipelines will provide an opportunity to deploy capital into areas of higher growth, the Company expects to experience some near-term earnings pressure as a result of the sale. The Company believes that its strategy of developing regional centers of energy assets will return long-term growth and increase shareholder value.

     NATURAL GAS COMPETITION. WHOLESALE COMPETITION. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

     In conjunction with the NOPR, the FERC also issued a Notice of Inquiry
(NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in over building and excess capacity. Comments on the NOPR and NOI are due in April 1999.

     Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

     RETAIL COMPETITION. The Company currently does not provide retail natural gas service, but changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

     ENVIRONMENTAL. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     SUPERFUND SITES. Subsidiaries of the Company are considered by regulators to be a potentially responsible party and may be subject to future liability at six federal Superfund sites and one state Superfund site. While the cost of remediation of the remaining sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

     PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS. TETCO, a wholly owned subsidiary of the Company, is currently conducting PCB assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters. Under the terms of the agreement with CMS Energy Corporation, the Company is obligated to complete the PEPL and Trunkline clean-up programs at certain agreed-upon sites. These clean-up programs are expected to continue until 2001.

     At December 31, 1998 and 1997, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems were accrued and included in the Consolidated Balance Sheets Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

     AIR QUALITY CONTROL. In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to achieve worldwide stabilization of greenhouse gas emissions, including carbon dioxide emissions from fossil-fired generating facilities and methane from natural gas operations. Further negotiations in November 1998 in Buenos Aires, Argentina, resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. The Company is taking steps to prepare for possible action on greenhouse gas emissions and has completed a greenhouse gas emissions inventory. Implications of greenhouse gas emissions are being integrated into planning processes. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

     LITIGATION AND CONTINGENCIES. For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies."

     YEAR 2000 READINESS PROGRAM. STATE OF READINESS. The Company initiated its Year 2000 Readiness Program in 1996 and began a formal review of computer-based systems and devices that are used in its business operations both domestically and internationally. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission, and electric generation, distribution and transmission.

     The Company is using a three-phase approach to address year 2000 issues:
1) inventory and preliminary assessment of computer systems, equipment and devices; 2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair and planned systems replacement activities to achieve year 2000 readiness for its business and process control systems, equipment and devices. The Company has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Company's goal is to have its critical systems, equipment and devices year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of year 2000 readiness and are incorporated into the overall program as necessary.

     The Company is actively evaluating and tracking year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

     COSTS. Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $8 million, of which approximately $2 million had been incurred as of December 31, 1998. These costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

     RISKS. Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver energy or energy services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in energy needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on consolidated results of operations or financial position.

     CONTINGENCY PLANS. Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which year 2000 impacts may occur. The Company is participating in multiple industry efforts to assure effective year 2000 contingency plans, and intends to complete its own year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

     Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

     NEW ACCOUNTING STANDARD. In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

     SUBSEQUENT EVENT. On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile. The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The offers will be contingent upon, among other things, certain Endesa-Chile shareholder approvals. If all approvals are obtained, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls and operates 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Colombia and Peru.

     FORWARD-LOOKING STATEMENTS. From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's business units; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            DUKE CAPITAL CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                             YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                             1998        1997      1996
                                                                         ------------ --------- ---------
                                                                                   IN MILLIONS
OPERATING REVENUES
 Sales, trading and marketing of natural gas and petroleum products ....   $7,854      $ 8,151   $5,848
 Transportation and storage of natural gas .............................    1,450        1,504    1,523
 Trading and marketing of electricity ..................................    2,788        1,665       78
 Other .................................................................      967          595      367
                                                                           ------      -------   ------
    Total operating revenues ...........................................   13,059       11,915    7,816
                                                                           ------      -------   ------
OPERATING EXPENSES
 Natural gas and petroleum products purchased ..........................    7,497        7,705    5,414
 Purchased power .......................................................    2,602        1,658       78
 Other operation and maintenance .......................................    1,450        1,279    1,062
 Depreciation and amortization .........................................      385          342      309
 Property and other taxes ..............................................       89           95       84
                                                                           ------      -------   ------
    Total operating expenses ...........................................   12,023       11,079    6,947
                                                                           ------      -------   ------
OPERATING INCOME .......................................................    1,036          836      869
OTHER INCOME AND EXPENSES ..............................................      101           37       20
                                                                           ------      -------   ------
EARNINGS BEFORE INTEREST AND TAXES .....................................    1,137          873      889
INTEREST EXPENSE .......................................................      237          214      232
MINORITY INTERESTS .....................................................       71           22        6
                                                                           ------      -------   ------
EARNINGS BEFORE INCOME TAXES ...........................................      829          637      651
INCOME TAXES ...........................................................      310          257      252
                                                                           ------      -------   ------
INCOME BEFORE EXTRAORDINARY ITEM .......................................      519          380      399
EXTRAORDINARY LOSS, NET OF TAX .........................................       (8)          --      (17)
                                                                           ------      -------   ------
NET INCOME .............................................................   $  511      $   380   $  382
                                                                           ======      =======   ======

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                           1998         1997         1996
                                                                                       ----------- ------------- -----------
                                                                                                    IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income ..........................................................................  $    511     $   380       $ 382
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................................       397         349         326
   Deferred income taxes .............................................................        70         133         103
   Transition cost (payments) recoveries, net ........................................       (28)        (36)         91
   (Increase) decrease in
    Receivables ......................................................................      (101)       (241)       (648)
    Inventory ........................................................................       (32)        (11)          4
    Other current assets .............................................................       (50)         (6)         11
   Increase (decrease) in
    Accounts payable .................................................................        56         198         582
    Taxes accrued ....................................................................        40          33          15
    Interest accrued .................................................................         6          (9)         (9)
    Other current liabilities ........................................................       101         (46)         (7)
   Other, net ........................................................................       (40)        (46)         82
                                                                                        --------     ---------     -------
     Net cash provided by operating activities .......................................       930         698         932
                                                                                        --------     ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ................................................................    (1,573)       (614)       (788)
 Investment expenditures .............................................................      (341)       (673)       (173)
 Proceeds from sales and other, net ..................................................       115         109          96
                                                                                        --------     ---------     -------
     Net cash used in investing activities ...........................................    (1,799)     (1,178)       (865)
                                                                                        --------     ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from the issuance of
   Long-term debt ....................................................................       590         947         327
   Guaranteed preferred beneficial interests in subordinated notes
     of Duke Capital Corporation .....................................................       581          --          --
   Common stock ......................................................................        --           6          12
 Payments for the redemption of long-term debt .......................................       (78)       (200)       (524)
 Net change in notes payable and commercial paper ....................................      (498)       (221)        209
 Capital contributions from parent ...................................................       200          --          65
 Dividends paid ......................................................................        --         (83)       (142)
 Other, net ..........................................................................         6         (26)        (16)
                                                                                        --------     ---------     -------
     Net cash provided by (used in) financing activities .............................       801         423         (69)
                                                                                        --------     ---------     -------
Net decrease in cash and cash equivalents ............................................       (68)        (57)         (2)
Cash received from business acquisitions .............................................        38          --          --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................        94         151         153
                                                                                        --------     ---------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................  $     64     $    94       $ 151
                                                                                        ========     =========     =======
SUPPLEMENTAL DISCLOSURES
 Cash paid for interest, net of amount capitalized ...................................  $    224     $   222       $ 233
 Cash paid for income taxes ..........................................................  $    192     $   112       $  86

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION


                          CONSOLIDATED BALANCE SHEETS



                                                               DECEMBER 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                                IN MILLIONS
ASSETS
CURRENT ASSETS
 Cash and cash equivalents ...............................  $    64    $    94
 Receivables .............................................    1,767      1,621
 Inventory ...............................................      214        183
 Current portion of natural gas transition costs .........      100         67
 Unrealized gains on mark to market transactions .........    1,457        551
 Other ...................................................      218        140
                                                            -------    -------
   Total current assets ..................................    3,820      2,656
                                                            -------    -------
INVESTMENTS AND OTHER ASSETS
 Investments in affiliates ...............................      902        686
 Pre-funded pension costs ................................      340        302
 Goodwill, net ...........................................      495        504
 Notes receivable ........................................      244        240
 Unrealized gains on mark to market transactions .........      396         66
 Other ...................................................      169         89
                                                            -------    -------
   Total investments and other assets ....................    2,546      1,887
                                                            -------    -------
PROPERTY, PLANT AND EQUIPMENT
 Cost ....................................................   11,020      9,696
 Less accumulated depreciation and amortization ..........    3,866      3,631
                                                            -------    -------
   Net property, plant and equipment .....................    7,154      6,065
                                                            -------    -------
REGULATORY ASSETS AND DEFERRED DEBITS
 Debt expense ............................................       58         66
 Regulatory asset related to income taxes ................       15         17
 Natural gas transition costs ............................       80        194
 Environmental clean-up costs ............................       87        104
 Other ...................................................       96        108
                                                            -------    -------
   Total regulatory assets and deferred debits ...........      336        489
                                                            -------    -------
 TOTAL ASSETS ............................................  $13,856    $11,097
                                                            =======    =======

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                                                                                     DECEMBER 31,
                                                                                  -------------------
                                                                                     1998      1997
                                                                                  --------- ---------
                                                                                      IN MILLIONS
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Accounts payable ...............................................................  $ 1,406   $ 1,338
 Notes payable and commercial paper .............................................       29       138
 Taxes accrued ..................................................................      159       119
 Interest accrued ...............................................................       57        51
 Current maturities of long-term debt ...........................................      258        23
 Unrealized losses on mark to market transactions ...............................    1,387       538
 Other ..........................................................................      466       390
                                                                                   -------   -------
   Total current liabilities ....................................................    3,762     2,597
                                                                                   -------   -------
LONG-TERM DEBT ..................................................................    2,884     2,919
                                                                                   -------   -------
DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes ..........................................................    1,460     1,364
 Natural gas transition liabilities .............................................        4        78
 Environmental clean-up liabilities .............................................      148       158
 Unrealized losses on mark to market transactions ...............................      362        50
 Other ..........................................................................      330       397
                                                                                   -------   -------
   Total deferred credits and other liabilities .................................    2,304     2,047
                                                                                   -------   -------
MINORITY INTERESTS ..............................................................      253       168
                                                                                   -------   -------
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE CAPITAL
 CORPORATION ....................................................................      580        --
                                                                                   -------   -------
COMMON STOCKHOLDER'S EQUITY
 Common stock, no par, 3,000 shares authorized; 1,010 shares outstanding ........       --        --
 Paid-in capital ................................................................    2,969     2,766
 Retained earnings ..............................................................    1,104       600
                                                                                   -------   -------
   Total common stockholder's equity ............................................    4,073     3,366
                                                                                   -------   -------
 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....................................  $13,856   $11,097
                                                                                   =======   =======

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION


            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY



                                                           YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                           1998       1997       1996
                                                       ----------- ---------- ----------
                                                                  IN MILLIONS
COMMON STOCK
 Balance at beginning of year ........................   $  --       $   --     $   --
                                                         -----       ------     ------
   BALANCE AT END OF YEAR ............................      --           --         --
                                                         -----       ------     ------
PAID-IN CAPITAL
 Balance at beginning of year ........................   2,766        2,745      2,657
 Dividend reinvestment and employee benefits .........      --            7         23
 Capital infusion from parent ........................     200           10         65
 Other capital stock transactions, net ...............       3            4         --
                                                         -----       ------     ------
   BALANCE AT END OF YEAR ............................   2,969        2,766      2,745
                                                         -----       ------     ------
RETAINED EARNINGS
 Balance at beginning of year ........................     600          316         76
 Net income ..........................................     511          380        382
 Dividends declared ..................................      --          (83)      (142)
 Other capital stock transactions, net ...............      (7)         (13)        --
                                                         -----       ------     ------
   BALANCE AT END OF YEAR ............................   1,104          600        316
                                                         -----       ------     ------
TOTAL COMMON STOCKHOLDER'S EQUITY ....................  $4,073       $3,366     $3,061
                                                         =====       ======     ======

                See Notes to Consolidated Financial Statements.

                                  DUKE CAPITAL


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION. Duke Capital Corporation (formally Church Street Capital Corp.) (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The consolidated financial statements include the accounts of all of the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by the Company, but where it has significant influence over operations, are accounted for using the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

     CONSOLIDATED STATEMENTS OF CASH FLOWS. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Cash flows from investing activities include investments in real estate development projects. Proceeds from the sale of residential real estate development projects are included in cash flows from operating activities. Proceeds from the sale of commercial real estate development projects are included in cash flows from investing activities.

     INVENTORY. Inventory consists primarily of materials and supplies and gas held for transmission, processing and sales commitments. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

     COMMODITY DERIVATIVES. The Company, primarily through its subsidiaries, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers and suppliers through forward contracts, futures, over-the-counter swap agreements and options.

     Commodity derivatives and certain forward contracts utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased or Purchased Power. Unrealized gains and losses are recorded in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark to Market Transactions.

     Futures, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price and transportation costs of natural gas, electricity and other energy-related products. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased or Purchased Power. Deferred gains and losses related to such instruments are reported in the Consolidated Balance Sheets as Current Assets or Liabilities until recognized in income. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-term Debt and are amortized in the Consolidated Statements of Income as an adjustment to interest expense.

     The Company enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method. See previous discussion of the mark-to-market method in the Commodity Derivatives section.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     GOODWILL AMORTIZATION. Goodwill related to the purchases of Duke/Louis Dreyfus, L.L.C. (D/LD); Texas Eastern Corporation (TEC); and other natural gas gathering, transmission and processing facilities and engineering consulting businesses is amortized on a straight-line basis over 10 years, 40 years and 15 years, respectively. See Note 2 for a description of the D/LD acquisition. Goodwill recorded as of December 31, 1998 and 1997 related to the 1989 TEC acquisition was $245 million. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $166 million and $124 million, respectively.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at original cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.5%, 3.5% and 3.4% for 1998, 1997 and 1996, respectively.

     When property, plant and equipment maintained by the Company's regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the Federal Energy Regulatory Commission (FERC).

     IMPAIRMENT OF LONG-LIVED ASSETS. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

     ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs are expected to be recovered from Natural Gas Transmission customers and have, therefore, been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

     COST-BASED REGULATION. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as the impact of competition and the necessity to discount cost based rates charged to customers are considered. Increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increasing competition on future financial position or results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining competitive prices.

     REVENUES. Revenues on transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products are recognized in the period of delivery. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves have been established where required for such cases.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     The Company recognizes revenues from engineering and consulting services provided through costs plus fee contracts based on the costs incurred during the period plus a pro rata portion of the total fee earned. Revenues from services provided through fixed price contracts are recognized using the percentage-of-completion method, primarily based on contract costs to date compared with the total estimated contract costs.

     The Company recognizes profits from sales of residential real estate development projects at closing. Profit is recognized under the accrual method using estimates of average gross profit per developed lot within the project based on total estimated project costs. Gains on commercial real estate development projects are recognized under the accrual method. Gains on land trades are recognized based on the fair market value of the land received, adjusted for any cash consideration, as compared to the cost of the land traded.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC). AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a cost of Property, Plant and Equipment, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, through their inclusion in rate base and in the provision for depreciation. Rates used for capitalization of AFUDC by the Company's regulated operations are calculated in compliance with FERC rules.

     INCOME TAXES. Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

     EXTRAORDINARY ITEMS. In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which a subsidiary of the Company has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt.

     On October 1, 1996, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, redeemed $150 million, 10% debentures and $100 million, 10 1/8% debentures due 2011. TETCO recorded a non-cash extraordinary item of $17 million, net of income tax of $10 million, related to the unamortized discount on this early retirement of debt.

     RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

     NEW ACCOUNTING STANDARD. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.


NOTE 2. BUSINESS COMBINATIONS

     PANENERGY CORP (PANENERGY). On June 18, 1997, Duke Power Company (Duke Power) changed its name to Duke Energy Corporation and completed a stock-for-stock merger with PanEnergy. Subsequently, the common stock of PanEnergy was contributed by Duke Energy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the combination include the combined historical financial results of the Company and PanEnergy.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 2. BUSINESS COMBINATIONS -- CONTINUED

     Operating revenues and net income previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statements of Income are as follows:



                                                     YEAR ENDED DECEMBER 31, 1996
                                          --------------------------------------------------
                                           DUKE CAPITAL   PANENERGY   ADJUSTMENTS   COMBINED
                                          -------------- ----------- ------------- ---------
                                                             IN MILLIONS
   Operating revenues ...................      $272         $7,505        $39       $7,816
   Income before extraordinary item .....      $ 38         $  361         --       $  399
   Net income ...........................      $ 38         $  344         --       $  382

     The adjustment to operating revenues is a reclassification of PanEnergy's equity in earnings of unconsolidated affiliates from other income to revenues to be consistent with the Company's financial statement presentation.

     DUKE/LOUIS DREYFUS, L.L.C. On June 17, 1997, the Company acquired the remaining 50% ownership interest in D/LD from affiliates of Louis Dreyfus Corp. for $247 million. D/LD markets electric power, natural gas and energy-related services to utilities, municipalities and other large energy users in North America. The acquisition was accounted for by the purchase method, and the assets and liabilities and results of operations of D/LD have been consolidated in the Company's financial statements since the date of purchase. The purchase price substantially represents goodwill.

     DUKE/UAE L.L.C. During December 1997, a wholly owned subsidiary of the Company formed a joint venture with UAE Ref-Fuel L.L.C. (UAE), a wholly owned subsidiary of United American Energy Corp. The Company owns a 65% interest in the joint venture, with UAE owning a 35% minority interest. The joint venture acquired a 50% ownership interest in American Ref-Fuel Company, a waste-to-energy firm with operations primarily in New York and New Jersey. Thus, the Company has an indirect 32.5% ownership interest in American Ref-Fuel Company and provided $237 million of investment and financing to the venture.

     DUKE ENERGY TRADING AND MARKETING, L.L.C. On August 1, 1996, a wholly owned subsidiary of the Company formed a natural gas and power marketing joint venture with Mobil Corporation affiliates. The marketing company conducts business as Duke Energy Trading and Marketing, L.L.C. in the United States and as Duke Energy Marketing L.P. in Canada. The Company operates the joint venture and owns a 60% interest, with Mobil Corporation owning a 40% minority interest.



NOTE 3. BUSINESS SEGMENTS

     The Company is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Company provides these and other services through six business segments:

     o Natural Gas Transmission

     o Field Services

     o Trading and Marketing

     o Global Asset Development

     o Other Energy Services

     o Real Estate Operations

     These segments were defined as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the midwest states. See further discussion of the proposed sale of the Midwest Pipelines in Note 11 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3. BUSINESS SEGMENTS -- CONTINUED

     Field Services gathers, processes, transports and markets natural gas and produces and markets NGLs. Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops commercial and residential real estate projects and manages forest holdings in the southeastern United States.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3. BUSINESS SEGMENTS -- CONTINUED

BUSINESS SEGMENT DATA



                                                                                       DEPRECIATION    CAPITAL AND
                                   UNAFFILIATED   INTERSEGMENT     TOTAL                    AND        INVESTMENT     SEGMENT
                                     REVENUES       REVENUES      REVENUES     EBIT    AMORTIZATION   EXPENDITURES    ASSETS
                                  -------------- -------------- ----------- --------- -------------- -------------- ----------
                                                                          IN MILLIONS
YEAR ENDED DECEMBER 31, 1998
Natural Gas Transmission ........    $ 1,426         $  102       $ 1,528    $  702        $215          $  290      $ 4,996
Field Services ..................      2,094            545         2,639        76          80             304        1,893
Trading and Marketing ...........      8,614            171         8,785       122          11               8        3,233
Global Asset Development ........        237             82           319        80          31           1,027        2,061
Other Energy Services ...........        521             --           521        10          12              41          376
Real Estate Operations ..........        181             --           181       142           6             217          724
Other Operations ................        (14)            26            12         5          30              27          759
Eliminations ....................         --           (926)         (926)       --          --              --         (186)
                                     -------         ------       -------    ------        ----          ------      -------
 Total Consolidated .............    $13,059         $   --       $13,059    $1,137        $385          $1,914      $13,856
                                     =======         ======       =======    ======        ====          ======      =======
YEAR ENDED DECEMBER 31, 1997
Natural Gas Transmission ........    $ 1,468         $  104       $ 1,572    $  624        $229          $  247      $ 5,059
Field Services ..................      2,481            574         3,055       157          71             157        1,855
Trading and Marketing ...........      7,411             78         7,489        44           7              18        1,857
Global Asset Development ........        109             14           123         5           9             348          988
Other Energy Services ...........        361             15           376        18           6              47          223
Real Estate Operations ..........        124             --           124        98           4             223          594
Other Operations ................        (39)            --           (39)      (73)         16             247          855
Eliminations ....................         --           (785)         (785)       --          --              --         (334)
                                     -------         ------       -------    ------        ----          ------      -------
 Total Consolidated .............    $11,915         $   --       $11,915    $  873        $342          $1,287      $11,097
                                     =======         ======       =======    ======        ====          ======      =======
YEAR ENDED DECEMBER 31, 1996
Natural Gas Transmission ........    $ 1,470         $   86       $ 1,556    $  595        $228          $  194      $ 5,186
Field Services ..................      2,216            421         2,637       152          59             531        1,709
Trading and Marketing ...........      3,773             41         3,814        58           4               7        1,404
Global Asset Development ........         65              7            72        --           7              35          522
Other Energy Services ...........        203              1           204        20           3              39          130
Real Estate Operations ..........        114             --           114        88           4             115          446
Other Operations ................        (25)            --           (25)      (24)          4              40          655
Eliminations ....................         --           (556)         (556)       --          --              --         (300)
                                     -------         ------       -------    ------        ----          ------      -------
 Total Consolidated .............    $ 7,816         $   --       $ 7,816    $  889        $309          $  961      $ 9,752
                                     =======         ======       =======    ======        ====          ======      =======

     The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes
(EBIT). Segment earnings before interest and taxes, presented in the accompanying table, includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

     Other Operations primarily includes communication services and certain unallocated corporate costs.


NOTE 4. REGULATORY MATTERS

     NATURAL GAS TRANSMISSION. The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order
636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved TETCO's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 4. REGULATORY MATTERS -- CONTINUED

settlement, TETCO's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. This settlement provided for the recovery of certain of these transition costs from customers through volumetric and reservation charges. In 1995, based upon producers' discoveries of additional natural gas reserves, TETCO increased the estimated liabilities for transition costs by $126 million, increased regulatory assets by $86 million for amounts expected to be collected from customers and recognized a $40 million charge to operating expenses ($26 million after tax). In 1998, TETCO favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax).

     On August 29, 1998, the FERC approved a settlement filed by TETCO, which accelerates recovery of natural gas transition costs and reduces depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. Prior to the settlement, the Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The new weighted average rate of depreciation for storage and transportation plant is approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset through 2001 by the accelerated recovery of natural gas transition costs. The settlement is not expected to have a material effect on the net results of operations or financial position of the Company.

     On April 1, 1992 and November 1, 1992, Panhandle Eastern Pipe Line Company
(PEPL) placed into effect, subject to refund, general rate increases. On February 26, 1997, the FERC approved PEPL's settlement agreement which provided final resolution of refund matters and established prospective rates. The agreement terminated other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to FERC Order 636. The settlement will not have a material impact on future operating revenues or financial position of the Company. As a result of the resolution of these and certain other proceedings, PEPL refunded $38 million to customers in 1997 and recorded earnings before interest and taxes of $33 million and $8 million in 1997 and 1996, respectively.

     GLOBAL ASSET DEVELOPMENT. Two California electric generating plants, Moss Landing and Oakland, sell electricity under the terms of Reliability Must Run
(RMR) Agreements with the California Independent System Operator (ISO), which purchases electricity at FERC regulated rates. The Company has not received final approval from the FERC with respect to the electric rates charged by the two plants, and, therefore, the rates are subject to partial refund. Management believes that the final resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.


NOTE 5. INCOME TAXES


     INCOME TAX EXPENSE

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                               ---------------------
                                                1998   1997    1996
                                               ------ ------ -------
                                                    IN MILLIONS
     Current income taxes
      Federal ................................  $200   $ 96   $123
      State ..................................    40     28     26
                                                ----   ----   ----
       Total current income taxes ............   240    124    149
                                                ----   ----   ----
     Deferred income taxes, net
      Federal ................................    59    122     90
      State ..................................    11     11     13
                                                ----   ----   ----
       Total deferred income taxes, net ......    70    133    103
                                                ----   ----   ----
     Total income tax expense ................  $310   $257   $252
                                                ====   ====   ====

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5. INCOME TAXES -- CONTINUED

     INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1998      1997        1996
                                                          -------- ---------- ------------
                                                                   IN MILLIONS
     Income tax, computed at the statutory rate of 35% ..  $  290   $   223       $ 228
     Adjustments resulting from:
      State income tax, net of federal income tax effect       33        25          26
      Other items, net ..................................     (13)        9          (2)
                                                           ------   -------       -----
     Total income tax expense ...........................  $  310   $   257       $ 252
                                                           ======   =======       =====
     Effective tax rate .................................    37.3%     40.3%       38.7%

     NET DEFERRED INCOME TAX LIABILITY COMPONENTS

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                    1998        1997
                                                                ----------- -----------
                                                                      IN MILLIONS
     Deferred credits and other liabilities ...................  $    108    $    286
     Alternative minimum tax credit carryforward (a) ..........        30          30
     Other ....................................................         7           8
                                                                 --------    --------
      Total deferred income tax assets ........................       145         324
     Valuation allowance ......................................       (52)        (47)
                                                                 --------    --------
      Net deferred income tax assets ..........................        93         277
                                                                 --------    --------
     Investments and other assets .............................      (109)       (130)
     Prefunded pension costs ..................................      (103)       (106)
     Property, plant and equipment ............................    (1,025)     (1,007)
     Regulatory assets and deferred debits ....................       (91)       (135)
     Natural gas transition costs .............................       (62)        (68)
     Other ....................................................       (66)        (99)
                                                                 --------    --------
      Total deferred income tax liabilities ...................    (1,456)     (1,545)
                                                                 --------    --------
     State deferred income tax, net of federal tax effect .....       (97)        (96)
                                                                 --------    --------
     Net deferred income tax liability ........................  $ (1,460)   $ (1,364)
                                                                 ========    ========

      ---------
      (a) The alternative minimum tax credit carryforward can be carried forward indefinitely.

     In 1990, PanEnergy established a provision for certain tax issues related to the purchase of TEC, which resulted in an increase in goodwill and deferred income tax liability. If tax benefits relating to the valuation allowance for deferred income tax assets and other tax reserves are recognized subsequent to December 31, 1998, approximately $29 million will be allocated as an adjustment to goodwill.


NOTE 6. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     The Company, primarily through Trading and Marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity instruments"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS -- CONTINUED

     COMMODITY INSTRUMENTS -- TRADING. The Company engages in the trading of commodity instruments, and therefore experiences net open positions. The Company manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of the Company's commodity risk portfolio was approximately 11 months at December 31, 1998. During 1998, 1997 and 1996, net gains of $114 million, $34 million and $25 million, respectively, were recognized from trading natural gas commodity derivatives. During 1998, net gains of $14 million were recognized from trading electricity commodity instruments. Net gains related to trading electricity commodity instruments were not material during 1997 and 1996. As of December 31, 1998 and 1997, the absolute notional contract quantity of natural gas commodity derivatives held for trading purposes was 11,149 billion cubic feet (Bcf) and 5,408 Bcf, respectively. As of December 31, 1998, the absolute notional contract quantity of electricity commodity instruments held for trading purposes was 112,867 gigawatt hours (GWh). As of December 31, 1997, outstanding electricity commodity instruments were not material. At December 31, 1998 and 1997, other outstanding energy-related commodity derivatives held for trading purposes were not material.


      COMMODITY INSTRUMENTS -- TRADING



                                                     1998                  1997
                                            ---------------------- ---------------------
                                             ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                            -------- ------------- -------- ------------
                                                            IN MILLIONS
      Fair value at December 31 ...........  $1,853      $1,749      $617       $588
      Average fair value for the year .....     685         646       384        369

     COMMODITY DERIVATIVES -- NON-TRADING. At December 31, 1998 and 1997, the Company held or issued several derivatives that reduce exposure to market fluctuations relative to price and transportation costs of natural gas, electricity and petroleum products. The Company's market exposure arises from natural gas storage inventory balances and fixed-price purchase and sale commitments that extend for periods of up to eight years. Futures, swaps and options are used to manage and hedge price and location risk related to these market exposures. Futures and swaps are also used to manage margins on underlying fixed-price purchase or sale commitments for physical quantities of natural gas, electricity and other energy-related commodities. Options are utilized to manage margins and to limit overall price risk exposure. The gains, losses and costs related to those commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 1998, the Company had deferred net gains of $10 million related to commodity derivative hedges. As of December 31, 1998, the absolute notional contract quantity of commodity derivatives held for non-trading purposes was 218 Bcf of natural gas and 9,764 GWh of electricity. Commodity derivatives held for non-trading purposes were not material at December 31, 1997.

     FOREIGN CURRENCY DERIVATIVES. Trading and Marketing enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. The agreements, with a notional contract amount of approximately $120 million, begin in the year 2000 and extend to the year 2005. The weighted average fixed exchange rate for the agreements is 1.472 Canadian dollars to U.S. dollars. The fair value of these agreements was not material at December 31, 1998.

     MARKET AND CREDIT RISK. New York Mercantile Exchange (Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions previously described, the Company is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, the Company analyzes the financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The change in market value of exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.

     FINANCIAL INSTRUMENTS. In 1996, TETCO received $99 million from the financing of the right to collect certain Order 636 natural gas transition costs, with limited recourse. At December 31, 1998 and 1997, $17 million and $53 million, respectively, remained outstanding related to the transition cost recovery rights and were included in the Consolidated Balance

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS -- CONTINUED

Sheets as Other Current Liabilities and Deferred Credits and Other Liabilities. Management believes the probability that the Company will be required to perform under the recourse provisions is remote.

     The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1998 and 1997 are not necessarily indicative of the amounts the Company could have realized in current market exchanges. The majority of the estimated fair value amounts were obtained from independent parties.


     FINANCIAL INSTRUMENTS



                                                                             1998                      1997
                                                                  -------------------------- -------------------------
                                                                                APPROXIMATE                APPROXIMATE
                                                                   BOOK VALUE    FAIR VALUE   BOOK VALUE   FAIR VALUE
                                                                  ------------ ------------- ------------ ------------
                                                                                      IN MILLIONS
  Long-term debt (a) ............................................    $3,142        $3,341       $ 2,942      $ 3,079
  Guaranteed preferred beneficial interests in subordinated notes
   of the Company ...............................................       580           590            --           --

---------
(a) Includes current maturities.

     The fair value of cash and cash equivalents, notes receivable and notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

     Guarantees made to affiliates or recourse provisions from affiliates and the sales agreement for Order 636 natural gas transition cost recovery have no book value associated with them, and there are no fair values readily determinable since quoted market prices are not available.


NOTE 7. INVESTMENT IN AFFILIATES

     Investments in domestic and international affiliates which are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $5 million and $21 million in 1998 and 1997, respectively. The Company's share of net income from these affiliates are reflected in the Consolidated Statements of Income as Other Operating Revenues.


     NATURAL GAS TRANSMISSION. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport gas from Canada to the United States. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline and a 9.8% ownership interest in Alliance Pipeline.

     FIELD SERVICES. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% interest in TEPPCO.

     GLOBAL ASSET DEVELOPMENT Global Asset Development has investments in various natural gas and electric generation and transmission facilities worldwide. Significant investments include a 32.5% indirect interest in American Ref-Fuel Company, a 9.76% indirect interest in Hidroelectrica Piedra del Aguila S.A., and a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) plant in Jubail, Saudi Arabia.

     OTHER ENERGY SERVICES. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

     REAL ESTATE OPERATIONS. Investments include various real estate development projects.

     OTHER OPERATIONS. Investments include a 20% interest in the BellSouth PCS L.P. joint venture, which provides wireless personal communication services.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7. INVESTMENT IN AFFILIATES -- CONTINUED

INVESTMENT IN AFFILIATES



                                       DECEMBER 31, 1998                  DECEMBER 31, 1997
                               ---------------------------------- ----------------------------------
                                DOMESTIC   INTERNATIONAL   TOTAL   DOMESTIC   INTERNATIONAL   TOTAL
                               ---------- --------------- ------- ---------- --------------- -------
                                                            IN MILLIONS
Natural Gas Transmission .....    $104          $ 37       $141      $ 67          $ --       $ 67
Field Services ...............     303            --        303       160            --        160
Global Asset Development .....     171           223        394       174           208        382
Other Energy Services ........      19            23         42        16            10         26
Real Estate Operations .......       5            --          5         2            --          2
Other Operations .............      17            --         17        36            13         49
                                  ----          ----       ----      ----          ----       ----
Total ........................    $619          $283       $902      $455          $231       $686
                                  ====          ====       ====      ====          ====       ====



                                       DECEMBER 31, 1996
                               ---------------------------------
                                DOMESTIC   INTERNATIONAL   TOTAL
                               ---------- --------------- ------
                                          IN MILLIONS
Natural Gas Transmission .....    $ 46          $ --       $ 46
Field Services ...............     130            --        130
Global Asset Development .....      14           184        198
Other Energy Services ........      50             1         51
Real Estate Operations .......       5            --          5
Other Operations .............      60            13         73
                                  ----          ----       ----
Total ........................    $305          $198       $503
                                  ====          ====       ====

EQUITY IN EARNINGS OF INVESTMENT



                                         DECEMBER 31, 1998                   DECEMBER 31, 1997
                                ----------------------------------- -----------------------------------
                                 DOMESTIC   INTERNATIONAL    TOTAL   DOMESTIC   INTERNATIONAL    TOTAL
                                ---------- --------------- -------- ---------- --------------- --------
                                                              IN MILLIONS
 Natural Gas Transmission .....   $   14         $ 3        $   17    $    8         $--        $    8
 Field Services ...............        9          --             9        19          --            19
 Global Asset Development .....       50          18            68         8          21            29
 Other Energy Services ........        1          13            14         4           8            12
 Real Estate Operations .......       --          --            --        --          --            --
 Other Operations .............      (29)         --           (29)      (30)         --           (30)
                                  ------         ---        ------    ------         ---        ------
 Total ........................   $   45         $34        $   79    $    9         $29        $   38
                                  ======         ===        ======    ======         ===        ======



                                         DECEMBER 31, 1996
                                -----------------------------------
                                 DOMESTIC   INTERNATIONAL    TOTAL
                                ---------- --------------- --------
                                            IN MILLIONS
 Natural Gas Transmission .....   $    5         $--        $    5
 Field Services ...............       12          --            12
 Global Asset Development .....        6          19            25
 Other Energy Services ........       19           2            21
 Real Estate Operations .......       --          --            --
 Other Operations .............      (31)          1           (30)
                                  ------         ---        ------
 Total ........................   $   11         $22        $   33
                                  ======         ===        ======

SUMMARIZED COMBINED FINANCIAL INFORMATION OF UNCONSOLIDATED SUBSIDIARIES

                                         DECEMBER 31,
                                  ---------------------------
                                    1998     1997      1996
                                  -------- -------- ---------
                                          IN MILLIONS
BALANCE SHEET
 Current Assets .................  $  848   $  642   $1,025
 Noncurrent Assets ..............   7,340    5,868    5,661
 Current Liabilities ............   1,084      758      879
 Noncurrent Liabilities .........   3,884    3,257    3,462
                                   ------   ------   ------
   Net Assets ...................  $3,220   $2,495   $2,345
                                   ======   ======   ======
INCOME STATEMENT
 Operating Revenues .............  $1,667   $  905   $3,133
 Operating Expenses .............   1,166      703    2,494
 Net Income .....................     263       72      160

     The Company had outstanding notes receivable from certain affiliates of $80 million and $87 million at December 31, 1998 and 1997, respectively.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

         PROPERTY, PLANT AND EQUIPMENT

                                                          DECEMBER 31,
                                                       -------------------
                                                          1998      1997
                                                       --------- ---------
                                                           IN MILLIONS
        Natural gas transmission .....................  $ 6,194   $6,094
        Gathering and processing .....................    1,409    1,315
        Construction work in progress ................      469      351
        Other property and equipment .................    2,948    1,936
                                                        -------   ------
         Total Property, Plant and Equipment .........  $11,020   $9,696
                                                        =======   ======

         ACCUMULATED DEPRECIATION

                                                          DECEMBER 31,
                                                      --------------------
                                                         1998       1997
                                                      ---------  ---------
                                                          IN MILLIONS
        Natural gas transmission ................      $2,585     $2,459
        Gathering and processing ................         482        444
        Other ...................................         799        728
                                                       ------     ------
         Total Accumulated Depreciation .........      $3,866     $3,631
                                                       ======     ======

     On July, 1, 1998, a subsidiary of Duke Energy purchased three electric generating stations in California for $501 million from Pacific Gas & Electric Company. These stations have a combined capacity of 2,645 megawatts. Two of the three plants, Moss Landing and Oakland, are subject to the terms of RMR Agreements with the California ISO. The cost of these facilities is included within "Other property and equipment" above.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 9. DEBT AND CREDIT FACILITIES

     LONG-TERM DEBT

                                                                                                    DECEMBER 31,
                                                                                                ---------------------
                                                                                     YEAR DUE      1998       1997
                                                                                  ------------- --------- -----------
                                                                                                     IN MILLIONS
 DUKE CAPITAL CORPORATION
 Senior Notes:
   6 1/4% .......................................................................     2005       $  250     $  --
   6 3/4% .......................................................................     2018          150        --
 Commercial paper, 5.73% and 6.03% weighted-average rate at December 31, 1998
   and 1997, respectively .......................................................                   500       800
 Other debt .....................................................................                    24        --
 PANENERGY
 Bonds:
   7 3/4% .......................................................................     2022          328       328
   8 5/8% Debentures ............................................................     2025          100       100
 Notes:
   9.55% - 9.9%, maturing serially .............................................. 1998 - 2003        59        73
   7% - 8 5/8% .................................................................. 1999 - 2006       450       450
 TETCO
 Notes:
   8% - 10 3/8% ................................................................. 2000 - 2004       500       500
   Medium term, Series A, 7.64 - 9.07% .......................................... 1999 - 2012       100       100
 ALGONQUIN GAS TRANSMISSION COMPANY
 9.13% Notes ....................................................................     2003          100       100
 PANHANDLE EASTERN PIPE LINE COMPANY (PEPL)
 7 7/8% Note ....................................................................     2004          100       100
 7.2% - 7.95% Debentures ........................................................ 2023 - 2024       200       200
 CRESCENT RESOURCES, INC (a)
 Construction and mortgage loans, 5.21% - 7.10% ................................. 1998 - 2011        69       117
 Revolving credit facilities, 5.98% and 6.30% weighted-average rate at
   December 31, 1998 and 1997, respectively .....................................     2001          100        77
 GLOBAL ASSET DEVELOPMENT
 5.2% - 18% Notes ............................................................... 1999 - 2004       111        --
 OTHER DEBT OF SUBSIDIARIES .....................................................                    13        --
 Unamortized debt discount and premium, net .....................................                   (12)       (3)
                                                                                                 ------     -----
 Total long-term debt ...........................................................                 3,142     2,942
 Current maturities of long-term debt ...........................................                  (258)      (23)
                                                                                                 ------     -----
 Total long-term portion ........................................................                $2,884    $2,919
                                                                                                 ======     =====

     ---------
  (a) Substantial amounts of Crescent Resources' real estate development projects, land and buildings were pledged as collateral.

     The annual maturities of consolidated long-term debt at December 31, 1998 were $258 million, $208 million, $234 million, $127 million and $270 million for 1999 through 2003, respectively. Such payments exclude $628 million of long-term debt that matures after 2003 which have call options whereby the Company has the option to repay the debt early. Based on the years in which the Company may first exercise their redemption options, $328 million could potentially be repaid in 2002, $200 million in 2003 and $100 million thereafter.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 9. DEBT AND CREDIT FACILITIES -- CONTINUED

     CREDIT FACILITIES



                                                                 DECEMBER 31,
                                             ----------------------------------------------------
                                                        1998                      1997
                                             -------------------------- -------------------------
                                                CREDIT                     CREDIT
                                              FACILITIES   OUTSTANDING   FACILITIES   OUTSTANDING
                                             ------------ ------------- ------------ ------------
                                                                 IN MILLIONS
    364-day facilities (a) .................    $  600         $ --        $  300         $--
    Four-year revolving facilities .........       125          100           125          77
    Five-year revolving facilities (a) .....       950           --           950          --
                                                ------         ----        ------         ---
    Total Consolidated .....................    $1,675         $100        $1,375         $77
                                                ======         ====        ======         ===

     ---------
  (a) Supported commercial paper facilities.


     NOTES PAYABLE AND COMMERCIAL PAPER



                                                  DECEMBER 31,
                                               ------------------
                                                  1998     1997
                                               --------- --------
                                                  IN MILLIONS
    Credit facilities outstanding ............  $  100    $   77
    Note payable .............................       4         4
    Commercial paper outstanding .............     525       934
                                                ------    ------
                                                   629     1,015
    Less portion classified as long-term
     Credit facilities .......................    (100)      (77)
     Commercial paper ........................    (500)     (800)
                                                ------    ------
    Portion classified as short-term .........  $   29    $  138
                                                ======    ======

     The weighted average interest rate on outstanding short-term notes payable and commercial paper at December 31, 1998 and 1997 was 5.73% and 6.03%, respectively.


NOTE 10. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE CAPITAL

     The Company has formed business trusts for which it owns all the respective common securities. The trusts issue and sell preferred securities and invest the gross proceeds in assets of the trusts. Substantially all the assets of each trust are junior subordinated notes issued by the Company.


     TRUST PREFERRED SECURITIES



                                                 DECEMBER 31,
                                               ---------------
ISSUED                                  RATE     1998    1997   JUNIOR SUBORDINATED NOTES
------------------------------------- -------- -------- ------ --------------------------
                                                 IN MILLIONS
  1998 .............................. 7 3/8%    $ 250     --    7 3/8% Series A due 2038
  1998 .............................. 7 3/8%      350     --    7 3/8% Series B due 2038
  Unamortized debt discount .........             (20)    --
                                                -----     --
                                                $ 580     --
                                                =====     ==

     These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the Company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $18 million related to the trust preferred securities have been included in the Consolidated Statements of Income as Minority Interests for the year ended December 31, 1998.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 11. COMMITMENTS AND CONTINGENCIES

     FUTURE CONSTRUCTION COSTS. Projected 1999 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $400 million and do not include projections related to the Midwest Pipelines which are expected to be sold in early 1999. These projections include the completion of the Maritimes & Northeast Pipeline project, which will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. These projections also include other market expansion projects and costs relating to existing assets.

     The Company plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion opportunities for Field Services include the planned $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union Pacific Resources along with its natural gas and NGL marketing activities. The transaction is expected to close in the first half of 1999.

     Expansion opportunities for Global Asset Development's international division, Duke Energy International, include the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Also, Duke Energy International recently purchased the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this $270 million pipeline project is scheduled to begin in July 1999 and completion is expected by the middle of 2000.

     Expansion opportunities for Global Asset Development's domestic division, Duke Energy Power Services, include the continuation of greenfield projects, such as the Bridgeport Energy project and the Maine Independence Station, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Maine which is scheduled to begin producing power in the summer of 2000. Other expansion opportunities include the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000. Other similar initiatives in 1999 for both Duke Energy International and Duke Energy Power Services will likely require significant capital and investment expenditures, which will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Projected 1999 capital and investment expenditures for Trading and Marketing, Other Energy Services and Real Estate Operations are approximately $30 million, $90 million and $300 million, respectively. All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on acquisition opportunities, market volatility, economic trends and the value-added opportunities presented.

     ENVIRONMENTAL. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline Gas Company (Trunkline) systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 11. COMMITMENTS AND CONTINGENCIES -- CONTINUED

Under the terms of the agreement with CMS Energy Corporation discussed in Other Commitments and Contingencies below, the Company is obligated to complete the PEPL and Trunkline clean-up programs at certain agreed-upon sites. These clean-up programs are expected to continue until 2001.

     At December 31, 1998 and 1997, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1998 and 1997, as Environmental Clean-up Costs.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

     LITIGATION. On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against Duke Energy LNG Sales, Inc. (formerly PanEnergy LNG Sales, Inc. and Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs alleged that Duke Energy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs sought compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that Duke Energy LNG Sales, Inc.'s assertions of force majeure due to the interruption in the supply of LNG to Duke Energy LNG Sales, Inc. did not constitute force majeure under the Contract. A settlement was executed and the case was dismissed in December 1998.

     Under the terms of the agreement with CMS Energy Corporation discussed in Other Commitments and Contingencies below, the Company is retaining certain legal and tax liabilities, including the two matters specifically discussed below.

     On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Company, management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

     On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and state district court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. On October 20, 1998 and January 15, 1999, the FERC issued orders on ad valorem tax issues, finding that first sellers of gas were primarily liable for refunds. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. The Company believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

     The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 11. COMMITMENTS AND CONTINGENCIES -- CONTINUED

     OTHER COMMITMENTS AND CONTINGENCIES. In January 1998, the Company acquired a 9.8% ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in late 2000. In addition to buying an ownership interest in the pipeline project, the Company has a contractual commitment for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated total of $315 million.

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

     In the normal course of business, certain of the Company's subsidiaries and affiliates enter into various contracts for energy services which contain certain schedule and performance requirements. Risk management techniques are used to mitigate their exposure associated with such contracts. Certain subsidiaries of the Company have guaranteed performance under some of these contracts. In addition, as of December 31, 1998, the Company and certain subsidiaries of the Company have guaranteed debt agreements of affiliates and have issued surety bonds and letters of credit.

     Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

     The Company, through its wholly owned subsidiaries, PanEnergy and TEC, entered into an agreement to sell PEPL, Trunkline and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprise the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMS Energy). The sales price of $2.2 billion involves cash proceeds of $1.9 billion and the assumption of existing PEPL debt of approximately $300 million. Management believes that the retention of certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, will not have a material adverse effect on consolidated results of operations or financial position. The sale will result in an after-tax gain of approximately $700 million and is contingent upon receipt of clearances under the Hart-Scott-Rodino Act. Closing is expected in early 1999. Total assets of the PEPL Companies and Trunkline LNG were $1.2 billion at December 31, 1998.


  COMBINED 1998 OPERATING RESULTS OF THE PEPL COMPANIES AND TRUNKLINE LNG (A)



                                                       IN MILLIONS
                                                      ------------
      Operating Revenues ............................     $482
      Operating Expenses ............................      278
      Other Income, Net .............................       10
                                                          ----
        Earnings Before Interest and Taxes ..........     $214
                                                          ====

       ---------
       (a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by the Company.

     LEASES. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $41 million, $42 million and $50 million in 1998, 1997 and 1996, respectively. Future minimum rental payments under the Company's various operating leases for the years 1999 through 2003 are $43 million, $37 million, $28 million, $19 million and $12 million, respectively.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 12. STOCK-BASED COMPENSATION
     The Company participates in Duke Energy's 1998 Stock Incentive Plan, under which stock options for up to fifteen million shares of common stock may be granted to key employees. The exercise price of each option granted under the plan equals the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum exercise term of ten years.

     Effective with the merger, each share of PanEnergy common stock, outstanding immediately prior to the merger, was converted into the right to receive 1.0444 shares of Duke Energy common stock. Each option to purchase PanEnergy common stock, outstanding prior to the merger, was assumed by Duke Energy and became exercisable upon the same terms as under the applicable PanEnergy stock option plan and option agreement, except that these options became options to purchase shares of Duke Energy common stock, appropriately adjusted.


NOTE 13. EMPLOYEE BENEFIT PLANS

     RETIREMENT PLANS. Duke Energy and its subsidiaries have maintained multiple non-contributory defined benefit retirement plans covering most employees with minimum service requirements. Certain employees of the Company participate in either the PanEnergy plan or the Duke Energy plan.

     Through December 31, 1998 the PanEnergy plan provided retirement benefits
(i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. A cash balance plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits. Effective January 1, 1999, the benefit formula under the plan, for all eligible employees, was changed to a cash balance formula.

     Other Company employees participate in the Duke Energy non-contributory defined benefit retirement plan. Effective January 1, 1997, this plan was amended to base a plan participant's benefit on a cash balance formula. Prior to January 1, 1997, the Duke Energy retirement plan benefits were based on an age-related formula, which took into account the participant's years of benefit accrual service and highest average eligible earnings.

     In connection with the expected 1999 sale of the Midwest Pipelines to CMS Energy, benefit accruals under the PanEnergy plan were frozen on December 31, 1998 for all participants who, as a result of the sale, will become employees of CMS Energy and its subsidiaries. Once the transfer of benefit obligation and related assets of the affected participants to CMS Energy is completed, the plan will be merged into the Duke Energy Plan.

     The Company's policy and Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. On December 30, 1997 assets and related liabilities of $236 million and $204 million, respectively, for certain PanEnergy participants were transferred to the Duke Energy plan. As a result of this transfer, no contributions to the Duke Energy plan were necessary in 1998 or 1997.

     The fair market value of Duke Energy's plan assets was $2,922 million and $2,725 million for December 31, 1998 and 1997, respectively. The projected benefit obligation was $2,540 million and $2,372 million for December 31, 1998 and 1997, respectively. The amount of pre-funded pension cost allocated to the Company as of December 31, 1998 and 1997 was $337 million and $303 million, respectively.

     ASSUMPTIONS USED FOR PENSION AND OTHER POSTRETIREMENT BENEFITS ACCOUNTING
(a)



                                                           1998      1997      1996
                                                        --------- --------- ---------
                                                                   PERCENT
    Discount rate .....................................     6.75      7.25      7.50
    Salary increase ...................................     4.67      4.15      4.80
    Expected long-term rate of return on plan assets ..     9.25      9.25      9.18
    Assumed tax rate, where applicable ................    39.60     39.60     39.60

     ---------
     (a) Reflects weighted averages across all plans.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 13. EMPLOYEE BENEFIT PLANS -- CONTINUED

     The Company's net periodic pension benefit, including amounts allocated by Duke Energy, for the years ending December 31, 1998, 1997 and 1996 was $37 million, $19 million and $19 million, respectively. In 1998, a significant amount of lump sum payouts was made from the plan resulting in a settlement gain of $10 million.

     Duke Energy and PanEnergy also sponsor employee savings plans, which cover substantially all employees. The Company expensed plan contributions, including amounts allocated by Duke Energy, of $21 million, $19 million and $14 million in 1998, 1997 and 1996, respectively.

     OTHER POSTRETIREMENT BENEFITS. Duke Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

     Benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $305 million and $266 million at December 31, 1998 and 1997, respectively. The accumulated postretirement benefit obligation was $625 million and $667 million at December 31, 1998 and 1997, respectively.

     It is the Company's and Duke Energy's general policy to fund accrued postretirement health care costs. Duke Energy funds postretirement benefits through various mechanisms, including retired lives reserves, voluntary employee's beneficiary association trusts and 401(h) funding.

     The Company's net periodic postretirement benefit cost, including amounts allocated by Duke Energy, for the years ended December 31, 1998, 1997 and 1996, was $19 million, $17 million and $16 million, respectively.

     For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.


         DUKE ENERGY'S SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES



                                                                     1-PERCENTAGE-   1-PERCENTAGE-
                                                                    POINT INCREASE   POINT DECREASE
                                                                   ---------------- ---------------
                                                                             IN MILLIONS
        Effect on total of service and interest cost components ..        $ 3            $  (2)
        Effect on postretirement benefit obligation ..............        $30            $ (28)

NOTE 14. RELATED PARTY TRANSACTIONS

     Certain balances due to or due from related parties included in the Consolidated Balance Sheets at December 31, 1998 and 1997 are as follows:



                              1998      1997
                             ------   -------
                               IN MILLIONS
  Receivables ..............  $  6     $ 18
  Accounts payable .........   129       52
  Taxes accrued ............    73       40

     Operating revenues of $85 million, $18 million and $23 million related to intercompany sales to Duke Energy are included in the Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996, respectively.

                                 DUKE CAPITAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15. SUBSEQUENT EVENT (UNAUDITED)
     On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile. The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The offers will be contingent upon, among other things, certain Endesa-Chile shareholder approvals. If all approvals are obtained, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls and operates 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Columbia and Peru.


NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)



                                    FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER     TOTAL
                                   --------------- ---------------- --------------- ---------------- ----------
                                                                   IN MILLIONS
1998
Operating revenues ...............      $3,093          $2,895           $3,881          $3,190       $13,059
Operating income .................         257             209              264             306         1,036
EBIT .............................         303             219              280             335         1,137
Income before extraordinary item .         147             108              117             147           519
Net income .......................         139             108              117             147           511
1997
Operating revenues ...............      $2,747          $2,116           $3,544          $3,508       $11,915
Operating income .................         298             146              175             217           836
EBIT .............................         303             175              178             217           873
Net income .......................         146              67               72              95           380

                         INDEPENDENT AUDITORS' REPORT


DUKE CAPITAL CORPORATION:


     We have audited the accompanying consolidated balance sheets of Duke Capital Corporation (formerly Church Street Capital Corporation) and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     We previously audited and reported on the consolidated statements of income, retained earnings, and cash flows of Church Street Capital Corporation for the year ended December 31, 1996, prior to their restatement for the 1997 combination with PanEnergy Corp similar to a pooling of interests described in
Note 2 to the consolidated financial statements. The contribution of Church Street Capital Corporation and subsidiaries to revenues and net income represented 3% and 10% for 1996 of the respective restated totals. Separate financial statements of PanEnergy Corp and subsidiaries included in the restated consolidated statements of income, common stockholder's equity, and cash flows for the year ended December 31, 1996, were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of income, common stockholder's equity, and cash flows for the year ended December 31, 1996, after restatement for the 1997 combination with PanEnergy Corp similar to a pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.


/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 12, 1999

                         INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
PANENERGY CORP:


     We have audited the consolidated statements of income, common stockholders' equity, and cash flows of PanEnergy Corp and subsidiaries for the year ended December 31, 1996 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PanEnergy Corp and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Houston, Texas
January 16, 1997

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS


     The financial statements of Duke Capital Corporation (the Company) are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.


/s/ JEFFREY L. BOYER
Jeffrey L. Boyer
Controller

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

   Consolidated Financial Statements

      Consolidated Statements of Income for the Years Ended December 31, 1998,
           1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31,
           1998, 1997 and 1996

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Common Stockholder's Equity for the Years
           Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

      Independent Auditors Reports

     Quarterly Financial Data (unaudited) (included in Note 16 to the Consolidated Financial Statements)

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K

     A Current Report on Form 8-K filed on November 5, 1998 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     A Current Report on Form 8-K filed on December 1, 1998 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     (c) Exhibits

     Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).



EXHIBIT NO.   DESCRIPTION
------------- --------------------------------------------------------------------------------------------------------
   3.1        Restated Certificate of Incorporation of registrant (filed with registrant's Form 10, as amended, File
              No. 0-23977).
   3.2        By-Laws of registrant (filed with registrant's Form 10, as amended, File No. 0-23977).
   4.1        $950,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among the registrant, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-K of Duke
              Energy Corporation for the year ended December 31, 1997, File No. 1-4928, as Exhibit 10-S).
   4.2        $600,000,000 364-Day Credit Agreement dated as of August 24, 1998, among the registrant, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-K of Duke
              Energy Corporation for the year ended December 31, 1998, File No. 1-4928, as Exhibit 10-T).
  10.1        Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc.
              dated May 29, 1996 (filed with Form 10-K of PanEnergy Corp for the year ended December 31, 1996, File
              No. 1-8157, as Exhibit 2.02).
 10.2 **      1977 Non-Qualified Stock Option Plan of Panhandle Eastern Corporation, as amended through December 3,
              1986 (and related Agreement) (filed with Form 10-K of Panhandle Eastern Corporation for the year ended
              December 31, 1986, File No. 1-8157, as Exhibit 10(f)).
 10.3 **      1982 Key Employee Stock Option Plan of Panhandle Eastern Corporation, as amended through December
              3, 1986 (and related Agreement) (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1986, File No. 1-8157, as Exhibit 10(g)).

EXHIBIT NO.      DESCRIPTION
---------------- --------------------------------------------------------------------------------------------------------
   10.4 **       Employees Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (filed with Form
                 10-K of Panhandle Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as Exhibit
                 10.12).
   10.5**        Panhandle Eastern Corporation 1994 Long Term Incentive Plan (filed with Form 10-K of Panhandle Eastern
                 Corporation for the year ended December 31, 1993, File No. 1-8157, as Exhibit 10.18).
   10.6 **       Amendment to Panhandle Eastern Corporation 1994 Long Term Incentive Plan (filed with Form 10-Q of
                 PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 10.40).
   10.7          Stock Purchase Agreement between PanEnergy Corp, Texas Eastern Corporation and CMS Energy Corporation,
                 dated as of October 31, 1998 ( filed as Exhibit 10 to Form 8-K of Duke Energy Corporation, File No. 1-4928, filed
                 November 5, 1998).
   10.8          Merger and Purchase Agreement among Union Pacific Resources Company, Union Pacific Fuels, Inc.,
                 Duke Energy Field Services, Inc. and DEFS Merger Sub Corp., dated as of November 20, 1998 (filed as
                 Exhibit 10 to Form 8-K of Duke Energy Corporation, File No. 1-4928, filed December 1, 1998).
   12*           Computation of Ratios of Earnings to Fixed Charges.
   23(a)*        Consent of Deloitte & Touche LLP.
   23(b)*        Consent of KPMG LLP.
   27*           Financial Data Schedule.
   99            PanEnergy's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8157), previously filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of
                 1934, as amended, is hereby incorporated by reference.

UNDERTAKING

     The registrant hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of the registrant and its consolidated subsidiaries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 1999                DUKE CAPITAL CORPORATION
                                   (Registrant)


                                       By: /s/ Richard B. Priory
                                           ------------------------------------
                                           Richard B. Priory
                                           Chairman of the Board and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    (i) Principal executive officer:
      By: /s/ Richard B. Priory
      -----------------------------------
      Richard B. Priory

      Chairman of the Board and President


     (ii) Principal financial officer:
      By: /s/ Richard J. Osborne
      -----------------------------------
      Richard J. Osborne

      Vice President and Chief Financial Officer


     (iii) Principal accounting officer:
      By: /s/ Jeffrey L. Boyer
      -----------------------------------
      Jeffrey L. Boyer

      Controller


   (iv) A majority of the Directors:
     By: /s/ Richard B. Priory
     -----------------------------------
     Richard B. Priory

     By: /s/ Harvey J. Padewer
     -----------------------------------
     Harvey J. Padewar

     By: /s/ Fred J. Fowler
     -----------------------------------
     Fred J. Fowler

     Robert S. Lilien
     Richard J. Osborne

Date: March 19, 1999