Form 10-Q
period 1999-03-31
DUKE CAPITAL CORP
filed 1999-05-17
CIK 1051116

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


    FOR QUARTER ENDED MARCH 31, 1999           COMMISSION FILE NUMBER 0-23977



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding at April 30,
1999.........................1,010

                            DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

ITEM                                                                                                        PAGE
-----                                                                                                       ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three Months Ended March 31, 1999 and 1998................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998............2
         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................11

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................19
6.   Exhibits and Reports on Form 8-K.......................................................................19

     Signatures.............................................................................................20







SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's business units; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                           PART I.FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


                            DUKE CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                           Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------  ------------


OPERATING REVENUES
       Sales, trading and marketing of natural gas
        and petroleum products                         $ 2,014        $ 1,976
       Transportation and storage of natural gas           379            387
       Trading and marketing of electricity                439            537
       Other                                               285            193
                                                    ----------     ----------
            Total operating revenues                     3,117          3,093
                                                    ----------     ----------

OPERATING EXPENSES
       Natural gas and petroleum products purchased      1,940          1,869
       Purchased power                                     404            538
       Other operation and maintenance                     415            322
       Depreciation and amortization                        89             92
       Property and other taxes                             32             15
                                                    ----------     ----------
            Total operating expenses                     2,880          2,836
                                                    ----------     ----------
OPERATING INCOME                                           237            257
                                                    ----------     ----------
OTHER INCOME AND EXPENSES                                   35             46
                                                    ----------     ----------
EARNINGS BEFORE INTEREST AND TAXES                         272            303
INTEREST EXPENSE                                            65             58
MINORITY INTERESTS                                          29              9
                                                    ----------     ----------
EARNINGS BEFORE INCOME TAXES                               178            236
INCOME TAXES                                                79             89
                                                    ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM                            99            147
EXTRAORDINARY GAIN (LOSS), NET OF TAX                      660             (8)
                                                    ----------     ----------
NET INCOME                                               $ 759          $ 139
                                                    ==========     ==========



                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (IN MILLIONS)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ------------------------
                                                                                    1999           1998
                                                                                ----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $ 759          $ 139
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                           95            94
                Extraordinary (gain) loss                                             (660)            8
                Deferred income taxes                                                   (5)           (6)
                Transition cost recoveries (payments), net                              23            (1)
                (Increase) decrease in
                     Receivables                                                        55           270
                     Inventory                                                          19            35
                     Other current assets                                               (3)           24
                Increase (decrease) in
                     Accounts payable                                                  (58)         (338)
                     Taxes accrued                                                      70            47
                     Interest accrued                                                  (11)           (5)
                     Other current liabilities                                          (4)          (19)
                Other, net                                                              47            33
                                                                                 ---------    ----------
                     Net cash provided by operating activities                         327           281
                                                                                 ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                           (1,961)         (275)
      Proceeds from sale of subsidiaries                                             1,900            -
      Proceeds from sales and other, net                                                20            11
                                                                                ----------    ----------
                     Net cash used in investing activities                             (41)         (264)
                                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt                                     318            28
      Payments for the redemption of long-term debt                                    (26)          (79)
      Net change in notes payable and commercial paper                                 (20)          (15)
      Other, net                                                                       (58)          (34)
                                                                                ----------    ----------
                     Net cash provided by (used in) financing activities               214          (100)
                                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents                                   500           (83)
Cash received from business acquisitions                                                -             35
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        64            94
                                                                                 ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 564          $ 46
                                                                                 =========    ==========

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amount capitalized                           $ 78             $ 59
      Cash paid for income taxes                                                  $ 65             $ 42




              See Notes to Consolidated Financial Statements.


                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                 March 31,            December 31,
                                                                    1999                  1998
                                                                 (unaudited)
                                                           -------------------    ------------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                       $ 564                  $ 64
       Receivables                                                     1,786                 1,767
       Inventory                                                         148                   214
       Current portion of natural gas transition costs                   100                   100
       Unrealized gains on mark-to-market transactions                 1,241                 1,457
       Other                                                             154                   218
                                                             -------------------    ------------------
            Total current assets                                       3,993                 3,820
                                                             -------------------    ------------------

INVESTMENTS AND OTHER ASSETS
       Investments in affiliates                                         938                   902
       Pre-funded pension costs                                          340                   340
       Goodwill, net                                                     641                   495
       Notes receivable                                                  242                   244
       Unrealized gains on mark-to-market transactions                 1,217                   396
       Other                                                             258                   169
                                                             -------------------    ------------------
            Total investments and other assets                         3,636                 2,546
                                                             -------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT
       Cost                                                            9,682                11,020
       Less accumulated depreciation and amortization                  1,843                 3,866
                                                             -------------------    -------------------
            Net property, plant and equipment                          7,839                 7,154
                                                             -------------------    ------------------

REGULATORY ASSETS AND DEFERRED DEBITS
       Debt expense                                                       46                    58
       Regulatory asset related to income taxes                           15                    15
       Natural gas transition costs                                       57                    80
       Environmental clean-up costs                                       76                    87
       Other                                                              90                    96
                                                             -------------------    ------------------
            Total regulatory assets and deferred debits                  284                   336
                                                             -------------------    ------------------

       TOTAL ASSETS                                                 $ 15,752              $ 13,856
                                                             ===================    ==================




                 See Notes to Consolidated Financial Statements.


                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                  March,        December 31,
                                                                  1999             1998
                                                               (unaudited)
                                                                ----------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
       Accounts payable                                            $ 1,419          $ 1,406
       Notes payable and commercial paper                               10               29
       Taxes accrued                                                   827              159
       Interest accrued                                                 44               57
       Current maturities of long-term debt                            563              258
       Unrealized losses on mark-to-market transactions              1,271            1,387
       Other                                                           424              466
                                                                 ---------      -----------
            Total current liabilities                                4,558            3,762
                                                                  --------      -----------

LONG-TERM DEBT                                                       2,583            2,884
                                                                ----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES
       Deferred income taxes                                         1,262            1,460
       Environmental clean-up liabilities                              279              148
       Unrealized losses on mark-to-market transactions              1,120              362
       Other                                                           332              334
                                                                ----------      -----------
            Total deferred credits and other liabilities             2,993            2,304
                                                                ----------      -----------
MINORITY INTERESTS                                                     202              253
                                                                ----------      -----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
       NOTES OF DUKE CAPITAL CORPORATION                               580              580
                                                                ----------      -----------

COMMON STOCKHOLDER'S EQUITY
       Common stock, no par, 3,000 shares authorized,
            1,010 shares outstanding                                    -                -
       Paid-in capital                                               2,969            2,969
       Retained earnings                                             1,867            1,104
                                                                ----------      -----------
            Total common stockholder's equity                        4,836            4,073
                                                                ----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 15,752         $ 13,856
                                                                ==========      ===========



                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its six business segments:
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        Global Asset Development
o        Other Energy Services
o        Real Estate Operations

These segments were defined as a result of the Company adopting Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in December 1998.

Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 4 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

COMMODITY INSTRUMENTS. Effective January 1, 1999, the Company adopted Emerging Issues Task Force Consensus No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for certain energy forward contracts. This accounting standard requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the contracts are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased. In prior years, these contracts were accounted for under the accrual method of accounting. Under this methodology, gains and losses were recognized as the contract settled. While implementation of this accounting standard affected certain components of financial position, the cumulative effect of the change in accounting method on the Consolidated Statements of Income for the period ended March 31, 1999 was immaterial.

EXTRAORDINARY ITEM. In January 1998, TEPPCO Partners, L.P., in which a subsidiary of the Company has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt.

For a description of the 1999 extraordinary item, see Note 4 to the Consolidated Financial Statements.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3. RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 are as follows:

-------------------------------------------------------------------------------
                                             March 31,         December 31,
IN MILLIONS                                     1999               1998
-------------------------------------------------------------------------------
Receivables                                   $    -               $   6
Accounts payable                                 112                 129
Taxes accrued                                    732                  73
-------------------------------------------------------------------------------

4. BUSINESS ACQUISITIONS/DISPOSITIONS

UNION PACIFIC RESOURCES' GATHERING, PROCESSING AND MARKETING OPERATIONS. On March 31, 1999, the Company, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). The acquisition was accounted for by the purchase method. The assets and liabilities of the UPR acquisition have been consolidated in the Company's financial statements as of March 31, 1999. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired of $158 million has been recorded as goodwill and will be amortized on a straight-line basis over 15 to 20 years.

The Company agreed to take responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, the Company identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with the Company's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at March 31, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets. Under the terms of the purchase agreement, all environmental liabilities in excess of $40 million will be considered a reduction in the purchase price. The total amount of environmental liabilities is currently being negotiated. Any adjustment to estimated environmental clean-up costs or other estimated amounts will be recorded as an adjustment to goodwill.

PEPL COMPANIES AND TRUNKLINE LNG. On March 29, 1999, the Company, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS's assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million. Under the terms of the agreement with CMS, the Company is retaining certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

--------------------------------------------------------------------------------
COMBINED OPERATING RESULTS OF THE PEPL COMPANIES AND TRUNKLINE LNG FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 28, 1999(A) (In millions)
--------------------------------------------------------------------------------
Operating Revenues                                       $126
Operating Expenses                                         57
Other Income, Net                                           4
                                                      ------------
    Earnings Before Interest and Taxes                  $  73
------------------------------------------------------------------- ------------
(A) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by the Company.

5. BUSINESS SEGMENTS

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

-----------------------------------------------------------------------------------------------------
     BUSINESS SEGMENT DATA (In millions)
-----------------------------------------------------------------------------------------------------
                                                                                        Capital and
                                   Unaffiliated Intersegment    Total                    Investment
                                    Revenues     Revenues     Revenues        EBIT      Expenditures
                                   ------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 1999
Natural Gas Transmission              $   378      $    24      $   402         $208      $     42
Field Services                            234          110          344           12         1,445
Trading and Marketing                   2,242           44        2,286           33             5
Global Asset Development                   88           20          108           32           382
Other Energy Services                     154            -          154           (5)            8
Real Estate Operations                     28            -           28           18            60
Other Operations (A)                       (7)          13            6          (26)           19
Eliminations                                -         (211)        (211)           -             -
                                   ------------------------------------------------------------------
   Total Consolidated                  $3,117     $      -       $3,117         $272        $1,961
-----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 31, 1998
Natural Gas Transmission               $  379       $   31       $  410         $209           $73
Field Services                            530          140          670           48            70
Trading and Marketing                   2,003            9        2,012           13             1
Global Asset Development                   36            1           37            9            85
Other Energy Services                     115            -          115            7             4
Real Estate Operations                     30            -           30           22            42
Other Operations (A)                        -            1            1           (5)            -
Eliminations                                -         (182)        (182)           -             -
                                   ------------------------------------------------------------------
   Total Consolidated                  $3,093     $      -       $3,093         $303          $275
-----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------
SEGMENT ASSETS (In millions)
-------------------------------------------------------------------
                                      March 31,      December 31,
                                        1999             1998
                                   --------------------------------
Natural Gas Transmission              $ 3,925         $  4,996
Field Services                          3,671            1,893
Trading and Marketing                   3,652            3,233
Global Asset Development                2,266            2,061
Other Energy Services                     390              376
Real Estate Operations                    759              724
Other Operations (A)                    1,348              759
Eliminations                             (259)            (186)
                                   ---------------- ---------------
   Total Consolidated                 $15,752          $13,856
-------------------------------------------------------------------
(A) Includes communication services and certain unallocated corporate items.


6. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY INSTRUMENTS. In anticipation of the purchase of Empresa Nacional de Electricidad S.A. (Endesa-Chile) (see Note 9 to the Consolidated Financial Statements), the Company entered into foreign currency forwards and swap contracts to obtain Chilean pesos for the purchase. These financial instruments were accounted for using the mark-to-market method of accounting. Under this methodology, the instruments are adjusted to market value, and gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Other Income and Expenses. Unrealized gains and losses are recorded in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark-to-Market Transactions. The forward contracts, with a notional contract amount of 120.7 billion Chilean pesos (USD $245 million) at March 31, 1999, mature in April 1999. The swaps, with a notional contract amount of approximately 74 billion Chilean pesos (USD $150 million) at March 31, 1999, mature April 20, 1999 to July 20, 1999. The weighted average fixed exchange rates of the forward and swap contracts are 492.6 and 492.7 Chilean pesos to U.S. dollars, respectively. The fair value of the contracts as of March 31, 1999 was approximately $2 million.

7. LONG-TERM DEBT

Associated with the purchase of certain assets in Australia and New Zealand, the Company borrowed approximately $300 million in both Australian and New Zealand dollars during the first quarter of 1999. The loans, with interest rates ranging from 4.340% to 5.2209%, mature in July 1999.

8. COMMITMENTS AND CONTINGENCIES

LITIGATION. Under the terms of the agreement with CMS discussed in Note 4 to the Consolidated Financial Statements, the Company is retaining certain legal and tax liabilities including the following matters.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a former subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs alleged that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs pursued compensatory and punitive damages. In February 1999, this case was settled. The court entered an order dismissing the case on March 3, 1999. The settlement did not have a material adverse effect on consolidated results of operations or financial position.

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

 The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

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

In the normal course of business, certain of the Company's subsidiaries and affiliates enter into various contracts for energy services which contain certain schedule and performance requirements. Risk management techniques are used to mitigate their exposure associated with such contracts. Certain subsidiaries of the Company have guaranteed performance under some of these contracts. In addition, the Company and certain subsidiaries of the Company have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit.

Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

9. SUBSEQUENT EVENT

On February 18, 1999, the Company announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. On April 21, following a competitive counter offer, the Company reached the conclusion that Endesa-Chile could not be acquired on terms favorable to the Company's shareholder and withdrew the tender offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        Global Asset Development
o        Other Energy Services
o        Real Estate Operations

These segments were defined as a result of the Company adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in December 1998.

Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. For further discussion of the sale of the Midwest Pipelines, see Note 4 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the Federal Energy Regulatory Commission.

Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) (formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC (Duke Energy International).

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, net income was $759 million, including an after-tax extraordinary gain of $660 million, compared to net income of $139 million for the same period in 1998. The increase in net income is primarily due to the 1999 extraordinary gain, which resulted from the sale of the Midwest Pipelines.

Operating income for the three months ended March 31, 1999 decreased to $237 million compared to $257 million for the same period in 1998. Earnings before interest and taxes (EBIT) were $272 million and $303 million for the three months ended March 31, 1999 and 1998, respectively. Operating income and earnings before interest and taxes are affected by the same fluctuations for the Company and each of its business segments. The only significant variable between the two amounts is gains on the sale of assets which are included in Other Income and Expenses on the Consolidated Statements of Income. Gains on sales of assets include a $14 million gain on an investment sale by Global Asset Development in 1999 and a $31 million gain on an asset sale by Field Services in 1998. Earnings before interest and taxes by business segment are summarized below, and are discussed by business segment thereafter.

--------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES BY BUSINESS SEGMENT (In millions)
--------------------------------------------------------------- ----------------
                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         1999          1998
                                                     ---------------------------
Natural Gas Transmission                                  $208           $209
Field Services                                              12             48
Trading and Marketing                                       33             13
Global Asset Development                                    32              9
Other Energy Services                                       (5)             7
Real Estate Operations                                      18             22
Other Operations (A)                                       (26)            (5)
                                                     --------------------------
Consolidated EBIT                                         $272           $303
--------------------------------------------------------------------------------
(A) Includes communication services and certain unallocated corporate items.

Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

NATURAL GAS TRANSMISSION

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
                                                    ----------------------------
(In millions, except where noted)                         1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                        $402           $410
Operating Expenses                                         202            210
                                                    ----------------------------
Operating Income                                           200            200
Other Income, Net of Expenses                                8              9
                                                    ----------------------------
EBIT                                                      $208           $209
                                                    ============================

Throughput - TBtu (A)                                      811           778
--------------------------------------------------------------------------------
(A) Trillion British thermal units

Earnings before interest and taxes for the Natural Gas Transmission segment decreased $1 million for the three months ended March 31, 1999 compared to the same period in 1998. Earnings before interest and taxes for the Northeast Pipelines increased $6 million for the three months ended March 31, 1999 compared to the prior year quarter, primarily as a result of increased income from market expansion projects and lower operating expenses. Partially offsetting these benefits was the non-recurrence of a 1998 refund from a state property tax ruling.

Earnings before interest and taxes for the Midwest Pipelines decreased $7 million for the three months ended March 31, 1999 compared to the prior year quarter, primarily due to decreased throughput. The sale of the Midwest Pipelines to CMS Energy Corporation (CMS) closed on March 29, 1999.

FIELD SERVICES

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
(In millions, except where noted)                        1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                       $344            $670
Operating Expenses                                        332             653
                                                    ----------------------------
Operating Income                                           12              17
Other Income, Net of Expenses                               -              31
                                                    ----------------------------
EBIT                                                    $  12           $  48
                                                    ============================

Natural Gas Gathered and Processed/Transported,
TBtu/d (A)                                                3.4            3.7
NGL Production, MBbl/d (B)                              107.6          106.4
Natural Gas Marketed, TBtu/d                              0.4            0.3
Average Natural Gas Price per MMBtu (C)                 $1.75          $2.20
Average NGL Price per Gallon                            $0.23          $0.29
--------------------------------------------------------------------------------
(A) Trillion British thermal units per day
(B) Thousand barrels per day
(C) Million British thermal units

Earnings before interest and taxes for Field Services decreased $36 million for the three months ended March 31, 1999 compared to the same period in 1998. The decrease resulted from a $31 million gain on the sale of two NGL fractionation facilities in 1998, which is included in other income. Gross revenues and expenses also decreased as a result of the November 1998 sale of Duke Energy Transport and Trading Co., which gathers, stores, transports and markets crude oil and operates two NGL pipelines, to TEPPCO Partners, L.P., a company in which the Company has a 21.1% ownership interest. Low average NGL prices, which decreased $0.06 per gallon, or 20.7%, from March 31, 1998 to March 31, 1999, continue to have a significant impact on earnings for Field Services; however, decreased earnings resulting from lower NGL prices were partially offset by a gain on hedging activities.

TRADING AND MARKETING

--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                   -----------------------------
(In millions, except where noted)                        1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                     $2,286          $2,012
Operating Expenses                                      2,257           2,000
                                                    ----------------------------
Operating Income                                           29              12
Other Income, Net of Expenses                               4               1
                                                    ----------------------------
EBIT                                                  $    33        $     13
                                                   =============================

Natural Gas Marketed, TBtu/d                             11.0            7.9
Electricity Marketed, GWh (A)                          21,837         23,892
--------------------------------------------------------------------------------

(A) Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing increased $20 million for the three months ended March 31, 1999 compared with the same period in 1998. The increase results primarily from higher natural gas and electricity trading margins compared to the same period in 1998 when a significant decline in energy price volatility resulted in decreased trading margins. Partially offsetting the current year increase in income were higher operating expenses resulting from business growth.

GLOBAL ASSET DEVELOPMENT

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
(In millions)                                          1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                     $108            $37
Operating Expenses                                      101             32
                                                    ----------------------------
Operating Income                                          7              5
Other Income, Net of Expenses                            25              4
                                                    ----------------------------
EBIT                                                  $  32           $  9
--------------------------------------------------------------------------------

Earnings before interest and taxes for Global Asset Development increased $23 million for the three months ended March 31, 1999 compared with the same period in 1998. The increase is primarily due to increased contributions from new projects in California, Australia and Chile and a $14 million gain on the sale of its investment in the Mecklenburg Cogeneration facility, which is included in other income.

OTHER ENERGY SERVICES

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
(In millions)                                         1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                    $154           $115
Operating Expenses                                     159            108
                                                    ----------------------------
 EBIT                                                $  (5)        $    7
--------------------------------------------------------------------------------

Earnings before interest and taxes for Other Energy Services decreased $12 million for the three months ended March 31, 1999 compared with the same period in 1998, primarily due to decreased earnings from projects of Duke Engineering & Services.

REAL ESTATE OPERATIONS

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
(In millions)                                         1999           1998
--------------------------------------------------------------------------------
Operating Revenues                                     $28            $30
Operating Expenses                                      10              8
                                                    ----------------------------
EBIT                                                   $18            $22
--------------------------------------------------------------------------------

Earnings before interest and taxes for Real Estate Operations decreased $4 million, or 18.2%, for the three months ended March 31, 1999 compared with the same period in 1998. This resulted from decreased project and land sales, which were partially offset by increased developed lot sales.

OTHER OPERATIONS

Earnings before interest and taxes for Other Operations decreased $21 million for the three months ended March 31, 1999 compared with the same period in 1998. This decrease primarily resulted from mark-to-market losses on corporately managed long-dated energy risk positions used to hedge exposure to commodity prices, primarily NGLs. As these positions are liquidated over the next 18 months, actual results will be allocated back to Field Services.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the three months ended March 31, 1999, interest expense increased $7 million, or 12.1%, over the comparable period in 1998 due to higher average debt balances outstanding.

Minority interest increased $20 million primarily as a result of dividends incurred for the Company's trust preferred securities, $600 million of which were issued after the first quarter in 1998. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation.

The sale of the Midwest Pipelines to CMS closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. (See further discussion in Liquidity and Capital Resources, Investing Cash Flows section below and in Note 4 to the Consolidated Financial Statements.) In January 1998, TEPPCO Partners L.P., in which the Company has a 21.1% ownership interest, redeemed certain First Mortgage Notes which resulted in the Company recording a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to its share of costs of the early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS

Capital and investment expenditures were approximately $1,961 million for the three months ended March 31, 1999 compared to approximately $275 million for the same period in 1998. Increased capital and investment expenditures during the period were primarily due to business expansion for the Field Services and Global Asset Development segments discussed below.

On January 22, 1999, Global Asset Development's international division, Duke Energy International, completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand from Broken Hill Proprietary Company Limited (BHP), including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects.

Global Asset Development's domestic division, Duke Energy North America, began construction of the Hidalgo Energy project located in South Texas, which is targeted to begin producing power in mid-2000. For the 510 megawatt gas-fired merchant plant, Duke/Fluor Daniel will serve as the construction contractor, a Natural Gas Transmission pipeline will deliver the natural gas supply, and Trading and Marketing will provide energy management services and market the plant's output.

On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources along with its natural gas and NGL marketing activities (collectively, "the UPR acquisition"). Additionally, the Company agreed to take responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, the Company identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with the Company's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at March 31, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets.

On March 29, 1999, the Company, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company, to CMS. The sales price of $2.2 billion included cash proceeds of $1.9 billion and CMS's assumption of existing PEPL debt of approximately $300 million.

FINANCING CASH FLOWS

The Company plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing and the proceeds from the sale of the Midwest Pipelines.

Financings for first quarter 1999 include various bank borrowings of Global Asset Development related to the purchase of BHP. These borrowings total approximately $300 million at interest rates of 4.340% to 5.2209% and mature in July 1999.

Under its commercial paper facilities, the Company had the ability to borrow up to $1.55 billion at both March 31, 1999 and December 31, 1998. The Company's various bank credit facilities totaled approximately $1.7 billion at each of March 31, 1999 and December 31, 1998. At March 31, 1999, $499 million was outstanding under the commercial paper facilities and $76 million was outstanding under the bank credit facilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

The Company is exposed to market risks associated with commodity prices, interest rates and foreign exchange rates. Comprehensive risk management policies have been established by Duke Energy's Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for oversight of all corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk. Changes in the Company's market risk since December 31, 1998 follows.

COMMODITY PRICE RISK

As a result of Field Services' acquisition from Union Pacific Resources on March 31, 1999, the Company's exposure to market fluctuations in the prices of NGLs increased. As of March 31, 1999, if NGL prices average one cent per gallon less in 1999, earnings before income taxes will decrease by approximately $18 million. The Company generally does not maintain a material inventory of NGLs or actively trade commodity derivatives related to NGLs.

FOREIGN OPERATIONS RISK AND INTEREST RATE RISK

In anticipation of the Company's purchase of Empresa Nacional de Electricidad S.A. (Endesa-Chile) (see further discussion in Current Issues, Subsequent Event), the Company entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. Exposures to foreign currency risks associated with these instruments were managed through established policies and procedures. (See Note 6 to the Consolidated Financial Statements.) The foreign currency risk is measured by periodically performing sensitivity analysis to assess the impact of a hypothetical change in the Chilean peso to U.S. dollar exchange rate. At March 31, 1999, if the Chilean peso to U.S. dollar exchange rate increased

(decreased) by 10%, earnings before interest and taxes would decrease (increase) by approximately $25 million.

CURRENT ISSUES

YEAR 2000 READINESS PROGRAM

STATE OF READINESS

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

The Company's goal is to provide energy services reliably and safely to its customers - now, on January 1, 2000 and beyond. By "Year 2000 ready," the Company means that it has executed the Year 2000 approach described below and management believes the business will not suffer a material adverse impact to consolidated financial results caused by Year 2000 events. However, the Year 2000 issue is complex and the Year 2000 readiness of customers, suppliers and others beyond our control can affect our business operations.

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. Most of the Company's business units have substantially completed the first two phases throughout their business operations, and are in various stages of the third and final phase. Field Services, Global Asset Development and Other Energy Services' goal is to have critical systems, equipment and devices year 2000 ready by September 1999. All other business units', including Natural Gas Transmission, goal is to have critical systems, equipment and devices year 2000 ready by mid-1999.

The Company conducts an analysis of Year 2000 issues for potential acquisitions.

In addition, the Company is monitoring Year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the Year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $8 million, of which approximately $2.2 million had been incurred as of March 31, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS

Year 2000 contingency planning is currently underway to address continuity of business operations for all periods during which Year 2000 impacts may occur. The Company is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and intends to complete its own Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

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

SUBSEQUENT EVENT

On February 18, 1999, the Company announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. On April 21, following a competitive counter offer, the Company reached the conclusion that Endesa-Chile could not be acquired on terms favorable to the Company's shareholder and withdrew the tender offer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning litigation and other contingencies, see Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         (27)   Financial Data Schedule (included in electronic filing only)


(b)  Reports on Form 8-K

         A Current Report on Form 8-K filed on January 26, 1999 contained disclosures under Item 5, Other Events.

         A Current Report on Form 8-K filed on February 24, 1999 contained disclosures under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DUKE CAPITAL CORPORATION
                                                 (Registrant)


                                                 /s/  Richard J. Osborne
                                                ------------------------
                                                 Richard J. Osborne
                                                 Vice President and
                                                 Chief Financial Officer


                                                 /s/  Jeffrey L. Boyer
                                                 ---------------------
                                                 Jeffrey L. Boyer
May 17, 1999                                     Controller