Form 10-Q
period 1999-06-30
DUKE CAPITAL CORP
filed 1999-08-10
CIK 1051116

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended June 30, 1999          Commission File Number 0-23977



                            DUKE CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


                Delaware                               51-0282142
    (State or Other Jurisdiction of
             Incorporation)                 (IRS Employer Identification No.)

                             526 South Church Street
                            Charlotte, NC 28202-1904
                   (Address of Principal Executive Offices)
                                   (Zip code)

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

Number of  shares  of Common  Stock,  no par  value,  outstanding  at July 31,
1999.........................1,010

                            DUKE CAPITAL CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX


Item                                                                                                       Page

                          PART I. FINANCIAL INFORMATION

1. Financial Statements......................................................................................1
      Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998............1
      Consolidated  Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998.................2
      Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..................................3
      Notes to Consolidated Financial Statements.............................................................5
2. Management's Discussion and Analysis of Results of Operations and Financial Condition....................12

                           PART II. OTHER INFORMATION

1. Legal Proceedings........................................................................................21
6. Exhibits and Reports on Form 8-K.........................................................................21

   Signatures...............................................................................................22





SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company's reports and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; industrial, commercial and residential growth in the service territories of the Company's subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company's business units; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                                       PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                         DUKE CAPITAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)
                                               (IN MILLIONS)

                                                        Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                     ------------------------       -----------------------
                                                       1999           1998           1999           1998
                                                     ------------------------       -----------------------
OPERATING REVENUES
     Sales, trading and marketing of natural gas
        and petroleum products                         $ 2,388        $ 1,885        $ 4,402        $ 3,861
     Transportation and storage of natural gas             253            337            632            724
     Trading and marketing of electricity                  667            418          1,106            955
     Other                                                 310            255            595            448
                                                     ---------       --------       ---------     -----------
        Total operating revenues                         3,618          2,895          6,735          5,988
                                                     ---------       --------       ---------     -----------

OPERATING EXPENSES
     Natural gas and petroleum products purchased        2,307          1,795          4,247          3,664
     Purchased power                                       588            406            992            944
     Other operation and maintenance                       377            367            792            689
     Depreciation and amortization                          96             93            185            185
     Property and other taxes                               23             25             55             40
                                                     ---------       --------       ---------     -----------
        Total operating expenses                         3,391          2,686          6,271          5,522
                                                     ---------       --------       ---------     -----------

OPERATING INCOME                                           227            209            464            466
                                                     ---------       --------       ---------     -----------
OTHER INCOME AND EXPENSES                                   15             10             50             56
                                                     ---------       --------       ---------     -----------
EARNINGS BEFORE INTEREST AND TAXES                         242            219            514            522
INTEREST EXPENSE                                            50             55            115            113
MINORITY INTERESTS                                          26             10             55             19
                                                     ---------       --------       ---------     -----------
EARNINGS BEFORE INCOME TAXES                               166            154            344            390
INCOME TAXES                                                32             46            111            135
                                                     ---------       --------       ---------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                           134            108            233            255
EXTRAORDINARY GAIN (LOSS), NET OF TAX                        -              -            660             (8)
                                                     ---------       --------       ---------     -----------
NET INCOME                                             $   134        $   108        $   893        $   247
                                                     =========       ========       =========     ===========


See Notes to Consolidated Financial Statements.



                                          DUKE CAPITAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                (IN MILLIONS)



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       -----------------------
                                                                                         1999           1998
                                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $ 893          $ 247
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                  190            191
            Extraordinary (gain) loss, net of tax                                         (660)             8
            Deferred income taxes                                                           39             (2)
            Transition cost recoveries, net                                                 44              1
            (Increase) decrease in
               Receivables                                                                 (48)           341
               Inventory                                                                   (23)           (33)
               Other current assets                                                        (26)            38
            Increase (decrease) in
               Accounts payable                                                            162           (354)
               Taxes accrued                                                                32             47
               Interest accrued                                                              -             (1)
               Other current liabilities                                                   (32)           (34)
            Other, net                                                                     (48)            17
                                                                                       --------       --------
               Net cash provided by operating activities                                   523            466
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                                (2,487)          (473)
     Proceeds from sale of subsidiaries                                                  1,900              -
     Proceeds from sales and other, net                                                     91             37
                                                                                       --------       --------
               Net cash used in investing activities                                      (496)          (436)
                                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                                          399             32
     Guaranteed preferred beneficial interests in subordinated notes
        of Duke Capital Corporation                                                          -            242
     Payments for the redemption of long-term debt                                        (201)          (106)
     Net change in notes payable and commercial paper                                      (11)          (288)
     Other, net                                                                            (51)             9
                                                                                       --------       --------
               Net cash provided by (used in) financing activities                         136           (111)
                                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                                       163            (81)
Cash received from business acquisitions                                                     -             35
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            64             94
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 227          $  48
                                                                                       ========       ========
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amount capitalized                                   $ 114          $ 110
     Cash paid for income taxes                                                          $ 131          $  58




                 See Notes to Consolidated Financial Statements.



                                       DUKE CAPITAL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                             (IN MILLIONS)


                                                                              June 30,     December 31,
                                                                                1999           1998
                                                                            (unaudited)
                                                                            -------------  -------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $    227       $     64
     Receivables                                                                   1,889          1,767
     Inventory                                                                       197            214
     Current portion of natural gas transition costs                                 100            100
     Unrealized gains on mark-to-market transactions                               1,710          1,457
     Other                                                                           178            218
                                                                            -------------  -------------
        Total current assets                                                       4,301          3,820
                                                                            -------------  -------------

INVESTMENTS AND OTHER ASSETS
     Investments in affiliates                                                     1,228            902
     Pre-funded pension costs                                                        340            340
     Goodwill, net                                                                   628            495
     Notes receivable                                                                224            244
     Unrealized gains on mark-to-market transactions                               1,249            396
     Other                                                                           329            169
                                                                            -------------  -------------
        Total investments and other assets                                         3,998          2,546
                                                                            -------------  -------------

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                          9,969         11,020
     Less accumulated depreciation and amortization                                1,917          3,866
                                                                            -------------  -------------
        Net property, plant and equipment                                          8,052          7,154
                                                                            -------------  -------------

REGULATORY ASSETS AND DEFERRED DEBITS
     Debt expense                                                                     45             58
     Regulatory asset related to income taxes                                         16             15
     Natural gas transition costs                                                     36             80
     Environmental clean-up costs                                                     36             87
     Other                                                                            78             96
                                                                            -------------  -------------
        Total regulatory assets and deferred debits                                  211            336
                                                                            -------------  -------------

     TOTAL ASSETS                                                               $ 16,562       $ 13,856
                                                                            =============  =============

See Notes to Consolidated Financial Statements.



                                       DUKE CAPITAL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                              June 30,     December 31,
                                                                                1999           1998
                                                                            (unaudited)
                                                                            -------------  -------------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $ 1,641        $ 1,406
     Notes payable and commercial paper                                               18             29
     Taxes accrued                                                                   789            159
     Interest accrued                                                                 55             57
     Current maturities of long-term debt                                            553            258
     Unrealized losses on mark-to-market transactions                              1,696          1,387
     Other                                                                           396            466
                                                                            -------------  -------------
        Total current liabilities                                                  5,148          3,762
                                                                            -------------  -------------

LONG-TERM DEBT                                                                     2,618          2,884
                                                                            -------------  -------------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                         1,278          1,460
     Environmental clean-up liabilities                                              215            148
     Unrealized losses on mark-to-market transactions                              1,119            362
     Other                                                                           316            334
                                                                            -------------  -------------
        Total deferred credits and other liabilities                               2,928          2,304
                                                                            -------------  -------------
MINORITY INTERESTS                                                                   280            253
                                                                            -------------  -------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
     NOTES OF DUKE CAPITAL CORPORATION                                               580            580
                                                                            -------------  -------------
COMMON STOCKHOLDER'S EQUITY
     Common stock, no par, 3,000 shares authorized,
        1,010 shares outstanding                                                       -              -
     Paid-in capital                                                               2,999          2,969
     Retained earnings                                                             2,009          1,104
                                                                            -------------  -------------
        Total common stockholder's equity                                          5,008          4,073
                                                                            -------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 16,562       $ 13,856
                                                                            =============  =============



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

COMMODITY INSTRUMENTS. Effective January 1, 1999, the Company adopted Emerging Issues Task Force Consensus No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for certain energy forward contracts. This accounting standard requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the contracts are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased. In prior years, these contracts were accounted for under the accrual method of accounting. Under this methodology, gains and losses were recognized as the contract settled. While implementation of this accounting standard affected certain components of financial position, the cumulative effect of the change in accounting method on the Consolidated Statements of Income for the period ended June 30, 1999 was not material.

EXTRAORDINARY ITEM. For a description of the 1999 extraordinary item, see
Note 4 to the Consolidated Financial Statements.

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

3.    RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 are as follows:

------------------------------------------------------
                              June 30,   December 31,
In Millions                     1999         1998
------------------------------------------------------
Receivables                  $     -       $    6
Accounts payable                 119          129
Taxes accrued                    644           73
------------------------------------------------------


4.    BUSINESS ACQUISITIONS/DISPOSITIONS

UNION PACIFIC RESOURCES' GATHERING, PROCESSING AND MARKETING OPERATIONS. On March 31, 1999, the Company, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). The UPR acquisition was accounted for by the purchase method. The assets and liabilities of the UPR acquisition were consolidated in the Company's financial statements as of March 31, 1999 and earnings have been consolidated subsequent to that date. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired of $158 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 to 20 years.

The Company assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, the Company identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with the Company's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at June 30, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets. The total estimated amount of environmental liabilities is currently being refined. Under the terms of the purchase agreement, certain environmental liabilities in excess of $40 million will be considered a reduction in the purchase price. To the extent that changes in the estimated environmental liabilities do not result in a purchase price adjustment, the change will be reflected as an adjustment to goodwill. Other adjustments to estimated amounts recorded in conjunction with the UPR acquisition also will be recorded as an adjustment to goodwill. However, management believes that any change in the estimated costs will not have a material adverse effect on the consolidated results of operations or financial position.

PEPL COMPANIES AND TRUNKLINE LNG. On March 29, 1999, the Company, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million. Under the terms of the agreement with CMS, the Company is retaining certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

-------------------------------------------------------------
COMBINED OPERATING RESULTS OF THE PEPL COMPANIES AND TRUNKLINE LNG
FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 28, 1999(a) (In millions)
-------------------------------------------------------------
Operating Revenues                                 $126
Operating Expenses                                   57
Other Income, Net                                     4
                                              ---------------
    Earnings Before Interest and Taxes            $  73
-------------------------------------------------------------
(a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by the Company.

5.  BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes
(EBIT). Segment EBIT, presented in the accompanying table, includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

----------------------------------------------------------------------
   BUSINESS SEGMENT DATA (In millions)
----------------------------------------------------------------------

                                                                    Capital and
                        Unaffiliated Intersegment   Total            Investment
                          Revenues     Revenues    Revenues   EBIT  Expenditures
                        --------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 1999
Natural Gas Transmission  $   237      $   23      $   260     $146    $  65
Field Services                614         168          782       36       92
Trading and Marketing       2,476          70        2,546       24       26
Global Asset Development       94          20          114       25      256
Other Energy Services         159           -          159       (6)       2
Real Estate Operations         38           -           38       28       93
Other Operations (a)            -           5            5      (11)      (8)
Eliminations                    -        (286)        (286)       -        -
                        --------------------------------------------------------
   Total Consolidated    $  3,618      $    -      $ 3,618     $242     $526
--------------------------------------------------------------------------------

THREE MONTHS ENDED
JUNE 30, 1998
Natural Gas Transmission $    342      $   25      $   367     $147     $ 51
Field Services                602         126          728       13       61
Trading and Marketing       1,709          18        1,727       15        1
Global Asset Development       59           1           60       15       20
Other Energy Services         135           1          136        2        9
Real Estate Operations         49           -           49       42       48
Other Operations (a)           (1)          -           (1)     (15)       8
Eliminations                    -        (171)        (171)       -        -
                        --------------------------------------------------------
   Total Consolidated      $2,895      $    -      $ 2,895     $219     $198
--------------------------------------------------------------------------------

----------------------------------------------------------------------
   BUSINESS SEGMENT DATA, CONTINUED (In millions)
----------------------------------------------------------------------

                                                                    Capital and
                        Unaffiliated Intersegment   Total            Investment
                          Revenues     Revenues    Revenues   EBIT  Expenditures
                        --------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 1999
Natural Gas Transmission  $  615      $    47       $   662   $354     $  107
Field Services               848          278         1,126     48      1,537
Trading and Marketing      4,718          114         4,832     56         31
Global Asset Development     182           40           222     57        638
Other Energy Services        313            -           313    (11)        10
Real Estate Operations        66            -            66     46        153
Other Operations (a)          (7)          18            11    (36)        11
Eliminations                   -         (497)         (497)     -          -
                        --------------------------------------------------------
   Total Consolidated    $ 6,735      $     -       $ 6,735   $514     $2,487
--------------------------------------------------------------------------------

SIX MONTHS ENDED
JUNE 30, 1998
Natural Gas Transmission $  721       $    56      $   777    $356     $  124
Field Services            1,132           266        1,398      61        131
Trading and Marketing     3,712            27        3,739      28          2
Global Asset Development     95             2           97      24        105
Other Energy Services       250             1          251       9         13
Real Estate Operations       79             -           79      64         90
Other Operations (a)         (1)            1            -     (20)         8
Eliminations                  -          (353)        (353)      -          -
                        --------------------------------------------------------
   Total Consolidated    $5,988       $     -      $ 5,988    $522     $  473
--------------------------------------------------------------------------------

------------------------------------------------
SEGMENT ASSETS (In millions)
------------------------------------------------
                           June 30,  December 31,
                             1999        1998
                          ----------------------
Natural Gas Transmission $  3,862   $  4,996
Field Services              3,581      1,893
Trading and Marketing       4,653      3,233
Global Asset Development    2,615      2,061
Other Energy Services         393        376
Real Estate Operations        858        724
Other Operations (a)        1,029        759
Eliminations                 (429)      (186)
                          ----------------------
   Total Consolidated     $16,562    $13,856
------------------------------------------------
(a) Includes communication services and certain unallocated corporate items.

6.    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY DERIVATIVES. On February 18, 1999, the Company announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile) for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. In anticipation of the purchase of Endesa-Chile, the Company entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. On April 21, 1999, following a competitive counter offer, the Company reached the conclusion that Endesa-Chile could not be acquired on terms favorable to the Company's shareholder and withdrew the tender offer. During the second quarter 1999, all the forward and swap contracts were settled resulting in a net loss of $4 million which is included in the Consolidated Statement of Income as Other Income and Expenses.

7.    DEBT AND CREDIT FACILITIES

Associated with the purchase of certain assets in Australia and New Zealand, the Company borrowed approximately $300 million in both Australian and New Zealand dollars during the first quarter of 1999. The six month bridge financing expired in July 1999, but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.4% as of June 30, 1999.

During the second quarter 1999, the Company obtained a three-year medium term foreign facility that allows borrowings up to approximately $350 million. This facility has a variable interest rate that approximated 5.4% as of June 30, 1999.

8.    COMMITMENTS AND CONTINGENCIES

Litigation. Under the terms of the agreement with CMS discussed in Note 4 to the Consolidated Financial Statements, the Company is retaining certain legal and tax liabilities including the following matters.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a former subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs alleged that PEPL had engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL had violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs pursued compensatory and punitive damages. In February 1999, this case was settled. The court entered an order dismissing the case on March 3, 1999. The settlement did not have a material adverse effect on consolidated results of operations or financial position.

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

ENVIRONMENTAL. In June 1999, the Environmental Protection Agency certified that Texas Eastern Transmission Corporation (TETCO), a wholly owned subsidiary of the Company, had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the program ahead of schedule and under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense in June 1999. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

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

In the normal course of business, certain of the Company's subsidiaries and affiliates enter into various contracts for energy services that contain certain schedule and performance requirements. Risk management techniques are used to mitigate the exposure associated with such contracts. The Company and certain subsidiaries of the Company have guaranteed performance under some of these contracts. In addition, the Company and certain subsidiaries of the Company have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit.

Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

9.    SUBSEQUENT EVENTS

In July 1999, Duke Energy International successfully bid for a controlling voting interest and an approximate 40% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $690 million. Paranapanema is Brazil's eleventh largest electric generating company, operating 2,307 megawatts of hydroelectric generation facilities. Duke Energy International advanced the funds for the purchase, financed by commercial paper, and will assume operational control of Paranapanema in August 1999.

In July 1999, Duke Energy International also reached agreement to obtain controlling interest in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V. for approximately $125 million. The El Salvadorian generating companies currently control 275 megawatts of thermal power generation. Duke Energy International will assume operation of the companies in September and modernization construction of approximately $75 million will begin prior to the end of the year with completion scheduled for late 2001.

In August 1999, Duke Energy International announced that it has reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The businesses being purchased total approximately 1,200 megawatts of gross generation capacity. The transaction is expected to be completed before the end of 1999 and is subject to receiving appropriate governmental consents and approvals.

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

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America, formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC (Duke Energy International).

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, net income was $134 million. For the comparable 1998 period, net income was $108 million. For the six months ended June 30, 1999, net income was $893 million, including an after-tax extraordinary gain of $660 million, compared to net income of $247 million for the same period in 1998. The increase in net income is primarily due to the 1999 extraordinary gain, which resulted from the sale of the Midwest Pipelines.

Operating income for the three months ended June 30, 1999 increased to $227 million compared to $209 million for the same period in 1998. Operating income for the six months ended June 30, 1999 was $464 million compared to $466 million for the same period in 1998. Earnings before interest and taxes (EBIT) were $242 million and $219 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, EBIT was $514 million and $522 million, respectively. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable variable between the two amounts is the inclusion in EBIT of gains on sales of assets in Other Income and Expenses on the Consolidated Statements of Income. Gains on sales of assets include a $14 million gain on an investment sale by Global Asset Development for the six months ended June 30, 1999 and a $31 million gain on an asset sale by Field Services for the six months ended June 30, 1998. EBIT by business segment is summarized below, and is discussed by business segment thereafter.

---------------------------------------------------------------------
EBIT BY BUSINESS SEGMENT (In millions)
---------------------------------------------------------------------
                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                        ---------------------------------------------
                           1999       1998       1999        1998
                        ---------------------------------------------
Natural Gas Transmission  $146       $147       $354        $356
Field Services              36         13         48          61
Trading and Marketing       24         15         56          28
Global Asset Development    25         15         57          24
Other Energy Services       (6)         2        (11)          9
Real Estate Operations      28         42         46          64
Other Operations (a)       (11)       (15)       (36)        (20)
                        ---------------------------------------------
Consolidated EBIT         $242       $219       $514        $522
---------------------------------------------------------------------
(a) Includes communication services and certain unallocated corporate items.

Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

NATURAL GAS TRANSMISSION

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $260       $367       $662      $777
Operating Expenses                  116        225        318       435
                                 ------------------------------------------
Operating Income                    144        142        344       342
Other Income, Net of Expenses         2          5         10        14
                                 ------------------------------------------
EBIT                               $146       $147       $354      $356
                                 ==========================================


Throughput - TBtu (a)               340       591        1,151      1,369
---------------------------------------------------------------------------
(a) Trillion British thermal units

For the quarter and six months ended June 30, 1999, EBIT for the Natural Gas Transmission segment decreased $1 million and $2 million, respectively, compared to the same periods in 1998.

EBIT for the Northeast Pipelines increased $46 million for the quarter and $52 million for the six months ended June 30, 1999 compared to the prior year. These increases are the result of increased income from market-expansion projects and joint ventures and lower operating expenses. Also contributing to the increase in EBIT was a $28 million benefit from EPA certification of completion of Texas Eastern Transmission Corporation's PCB (polychlorinated biphenyl) assessment and soil clean-up program in accordance with the Consent Decree issued in 1989. The soil clean-up program was finished ahead of schedule and below original cost estimates. Partially offsetting the benefits in the six month period was the non-recurrence of a 1998 refund from a state property tax ruling.

Due to the sale of the Midwest Pipelines to CMS Energy Corporation (CMS) on March 29, 1999, EBIT for the Midwest Pipelines decreased $47 million and $54 million for the quarter and six months ended June 30, 1999, respectively, compared to the prior year.

FIELD SERVICES

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $782       $728     $1,126    $1,398
Operating Expenses                  747        716      1,079     1,369
                                 ------------------------------------------
Operating Income                     35         12         47        29
Other Income, Net of Expenses         1          1          1        32
                                 ------------------------------------------
EBIT                               $ 36       $ 13    $    48   $    61
                                 ==========================================

Natural Gas Gathered and
 Processed/Transported, TBtu/d (a)   5.3        3.7       4.4        3.7
NGL Production, MBbl/d (b)         214.0      112.8     161.1      109.6
Natural Gas Marketed, TBtu/d         0.5        0.3       0.4        0.3
Average Natural Gas Price per
 MMBtu (c)                         $2.14      $2.19     $1.95      $2.20
Average NGL Price per Gallon       $0.30      $0.27     $0.27      $0.28
---------------------------------------------------------------------------
(a) Trillion British thermal units per day
(b) Thousand barrels per day
(c) Million British thermal units

For the quarter ended June 30, 1999, EBIT for Field Services increased $23 million compared to the same period in 1998. A significant portion of the increase resulted from the March 31, 1999 acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), (collectively, the "UPR acquisition"). Improved average NGL prices, which were up $0.03 per gallon, or 11.1%, from the prior year quarter, and higher processing margins due to lower average natural gas prices, also contributed significantly to increased EBIT.

For the six months ended June 30, 1999, EBIT for Field Services decreased $13 million compared to the same period in 1998. The decrease resulted primarily from a $31 million gain on the sale of two NGL fractionation facilities in 1998, which is included in other income. Additionally, gross revenues and expenses decreased as a result of the November 1998 sale of Duke Energy Transport and Trading Co., which gathered, stored, transported and marketed crude oil and operated two NGL pipelines, to TEPPCO Partners, L.P., a company in which the Company has a 21.1% ownership interest. Offsetting these decreases were results of the UPR acquisition and improved NGL prices and processing margins.

TRADING AND MARKETING

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues               $2,546     $1,727     $4,832    $3,739
Operating Expenses                2,524      1,712      4,781     3,712
                                 ------------------------------------------
Operating Income                     22         15         51        27
Other Income, Net of Expenses         2          -          5         1
                                 ------------------------------------------
EBIT                             $   24     $   15     $   56    $   28
                                 ==========================================

Natural Gas Marketed, TBtu/d       10.0        7.2       10.5       7.5
Electricity Marketed, GWh        22,179     19,534     44,016    43,426
---------------------------------------------------------------------------

EBIT for Trading and Marketing increased $9 million or 60.0%, for the three months ended June 30, 1999 compared with the same period in 1998. The increase results primarily from higher electricity trading margins and from growing contributions from more complex structured transactions. This increase was slightly offset by lower natural gas trading margins and higher operating expenses resulting from business growth.

For the six months ended June 30, 1998, EBIT for Trading and Marketing increased $28 million compared to the same period in 1998. The increase is primarily due to higher electricity and natural gas trading margins, partially offset by higher operating expenses resulting from business growth.

GLOBAL ASSET DEVELOPMENT

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $114        $60       $222       $97
Operating Expenses                  102         49        203        81
                                 ------------------------------------------
Operating Income                     12         11         19        16
Other Income, Net of Expenses        13          4         38         8
                                 ------------------------------------------
EBIT                              $  25        $15      $  57       $24
                                 ==========================================

Proportional MW(a) Capacity
 Owned (b)                            -          -      7,131     3,893
Proportional Maximum Pipeline
   Capacity (b), TBtu                 -          -        112         4
---------------------------------------------------------------------------
(a) Megawatts
(b) Includes under construction or under contract

For the quarter ended June 30, 1999, EBIT for Global Asset Development increased $10 million, or 66.7%, compared with the same period in 1998. The increase is primarily due to contributions from projects in California, Connecticut, Australia and Chile that were acquired since June 1998. Partially offsetting these increases were higher operating expenses due to increased development costs and business expansion. Additionally, other income includes option fee income from the sale of a portion of the ownership interest in the Bridgeport Energy facility.

For the six months ended June 30, 1999, EBIT for Global Asset Development increased $33 million compared with the same period in 1998. The increase is primarily due to contributions from new projects in California, Connecticut, Australia and Chile, partially offset by higher operating expenses due to business growth. Increases in EBIT also resulted from a $14 million gain on the sale of the Mecklenburg

Cogeneration facility in March 1999 and option fee income related to the Bridgeport Energy facility, both of which are included in other income.

OTHER ENERGY SERVICES

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions)                      1999       1998       1999      1998
---------------------------------------------------------------------------
Operating Revenues                 $159       $136       $313      $251
Operating Expenses                  165        134        324       242
                                 ------------------------------------------
EBIT                               $ (6)      $  2       $(11)     $  9
---------------------------------------------------------------------------

For the quarter ended June 30, 1999, EBIT for Other Energy Services decreased $8 million compared with the same period in 1998, primarily due to increased business development activity at DukeSolutions.

For the six months ended June 30, 1999, EBIT for Other Energy Services decreased $20 million compared with the same period in 1998, primarily due to decreased earnings from projects of Duke Engineering & Services and increased development activity at DukeSolutions.

REAL ESTATE OPERATIONS

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions)                      1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                  $38        $49        $66       $79
Operating Expenses                   11          7         21        15
                                 ------------------------------------------
Operating Income                     27         42         45        64
Other Income, Net of Expenses         1          -          1         -
                                 ------------------------------------------
EBIT                                $28        $42        $46       $64
---------------------------------------------------------------------------

For the quarter and six months ended June 30, 1999, EBIT for Real Estate Operations decreased $14 million and $18 million, respectively, when compared with the same periods in 1998. This resulted primarily from a reduction in land sales, including the 1998 gain on the sale of land in the Jocassee Gorges region of South Carolina, and decreased project sales. These decreases were partially offset by increased developed lot sales.

OTHER IMPACTS ON NET INCOME

Minority interest increased $16 million and $36 million for the quarter and six months ended June 30, 1999, respectively, over the comparable periods in 1998. The increases were due primarily to dividends incurred for the Company's trust preferred securities, $250 million and $350 million of which were issued in June 1998 and September 1998, respectively. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation.

As a result of favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines, income tax provisions aggregating $30 million were reduced during the second quarter of 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS

Capital and investment expenditures were approximately $2,487 million for the six months ended June 30, 1999 compared to approximately $473 million for the same period in 1998. Increased capital and investment expenditures during the period were primarily due to business expansion for the Field Services and Global Asset Development segments discussed below.

FIELD SERVICES

On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR along with its natural gas and NGL marketing activities (collectively "the UPR acquisition"). Additionally, the Company assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, the Company identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with the Company's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at June 30, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets.

GLOBAL ASSET DEVELOPMENT

On January 22, 1999, Global Asset Development's international business unit, Duke Energy International, completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand from Broken Hill Proprietary Company Limited (BHP), including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects.

Global Asset Development's domestic business unit, Duke Energy North America, began construction of the Hidalgo Energy project located in south Texas, which is targeted to begin commercial operation in mid-2000. For the 510-megawatt, gas-fired merchant plant, Duke/Fluor Daniel will serve as the construction contractor, a Duke Energy Natural Gas Transmission pipeline will deliver the natural gas supply, and Trading and Marketing will provide energy management services and market the plant's output.

Duke Energy North America will be constructing two new energy plants: the Madison Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Butler County, Ohio; and, the Vermillion Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Vermillion County, Indiana. Duke/Fluor Daniel will serve as the construction contractor for the plants, a Duke Energy Natural Gas Transmission pipeline will deliver the natural gas supply and Trading and Marketing will provide energy management services and market the plants' output. The Madison Generating Station will cost approximately $250 million and is planned to begin commercial operation by late 2000. The Vermillion Generation Station will cost approximately $260 million and is planned to begin commercial operation by late 2000.

In July 1999, Duke Energy International successfully bid for a controlling voting interest and an approximate 40% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $690 million. Paranapanema is Brazil's eleventh largest electric generating company, operating 2,307 megawatts of hydroelectric generation facilities. Duke Energy

International advanced the funds for the purchase, financed by commercial paper, and will assume operational control of Paranapanema in August 1999.

In July 1999, Duke Energy International also reached agreement to obtain controlling interest in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V. for approximately $125 million. The El Salvadorian generating companies currently control 275 megawatts of thermal power generation. Duke Energy International will assume operation of the companies in September and modernization construction of approximately $75 million will begin prior to the end of the year with completion scheduled for late 2001.

In August 1999, Duke Energy International announced that it has reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The businesses being purchased total approximately 1,200 megawatts of gross generation capacity. The transaction is expected to be completed before the end of 1999 and is subject to receiving appropriate governmental consents and approvals.

TRADING AND MARKETING

During the second quarter of 1999, Trading and Marketing formed a new subsidiary, Duke Energy Hydrocarbons, to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests. The Company's intent is to generate a natural gas hedge position to offset the short gas position of the Company's power generation assets and to increase production volumes that will be beneficial to Field Services and Trading and Marketing. To date, Duke Energy Hydrocarbons has contracted to participate in two drilling programs, for a total of 20 wells, in the Gulf of Mexico. Limited drilling began in the second quarter with additional drilling expected to begin later this year.

NATURAL GAS TRANSMISSION

On March 29, 1999, the Company, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company, to CMS. The sales price of $2.2 billion included cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million.

FINANCING CASH FLOWS

The Company plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing and the proceeds from the sale of the Midwest Pipelines.

Included in financings for the first six months of 1999 are bank borrowings of Global Asset Development related to the purchase and development of assets in Australia and New Zealand. Approximately $300 million of these borrowings occurred in the first quarter and related to the purchase of BHP's portfolio of energy assets. The six month bridge financing expired in July 1999, but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.4% as of June 30, 1999.

Under its commercial paper facilities, the Company had the ability to borrow up to $1.55 billion at both June 30, 1999 and December 31, 1998. The Company's various bank credit facilities totaled approximately $2.0 billion (including approximately $330 million related to foreign facilities) at June 30, 1999 and $1.7 billion at December 31, 1998. At June 30, 1999, $499 million was outstanding under the commercial paper facilities and approximately $80 million of borrowings were outstanding under the bank credit facilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

The Company is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by Duke Energy's Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for oversight of all corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk. Changes in the Company's market risk since December 31, 1998 follows.

COMMODITY PRICE RISK

As a result of Field Services' acquisition from UPR on March 31, 1999, the Company's exposure to market fluctuations in the prices of NGLs increased. The Company has a program in place that analyzes and actively hedges the Company's commodity price risk exposure, primarily NGLs. As of June 30, 1999, if NGL prices average one cent per gallon less in 1999, earnings before income taxes will decrease by approximately $10 million, after considering the effect of the Company's commodity hedge positions.

FOREIGN OPERATIONS RISK AND INTEREST RATE RISK

On February 18, 1999, the Company announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile) for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. In anticipation of the purchase of Endesa-Chile, the Company entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. Exposures to foreign currency risks associated with these instruments were managed through established policies and procedures. (See Note 6 to the Consolidated Financial Statements.) On April 21, 1999, following a competitive counter offer, the Company reached the conclusion that Endesa-Chile could not be acquired on terms favorable to the Company's shareholder and withdrew the tender offer. The forward and swap contracts were settled with a net loss of $4 million recorded during the second quarter of 1999.

To manage the interest rate risk associated with the Company's variable rate commercial paper, the Company entered into several fixed rate swap transactions for a total notional amount of $500 million in July 1999. The swaps effectively convert the variable rate nature of commercial paper to a fixed rate, mitigating the risk of future interest rate increases.


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

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. Field Services, Other Energy Services, and Global Asset Development plan to have their existing critical systems, equipment and devices Year 2000 ready by September 30,1999. All other business units, including Natural Gas Transmission, achieved Year 2000 readiness of their critical systems, equipment and devices as of June 30, 1999. Global Asset Development has recently announced acquisitions which may extend the Year 2000 readiness date beyond September 30, 1999 for those acquired assets.

The Company is monitoring the Year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the Year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of key third parties and potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

The Company conducts an analysis of Year 2000 issues for potential acquisitions.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $8 million, of which approximately $4.1 million had been incurred as of June 30, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS

Year 2000 contingency planning addresses continuity of business operations for all periods during which Year 2000 impacts may occur. The Company is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and has completed its own Year 2000 contingency plans as of June 30, 1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on Year 2000 readiness efforts and contingency plans in place, management believes that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Illinois Environmental Protection Agency has initiated an environmental enforcement proceeding against a former subsidiary of the Company relating to alleged air quality permit violations at a natural gas compressor station. The Company retained the liabilities for these alleged violations. This proceeding could result in a penalty in excess of $100,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

For additional information concerning litigation and other contingencies, see
Note 8 to the Consolidated Financial Statements, "Commitments and
Contingencies."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

          (27)   Financial Data Schedule (included in electronic filing only)


 (b)    Reports on Form 8-K

      A Current Report on Form 8-K filed on June 1, 1999 contained disclosures under Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DUKE CAPITAL CORPORATION
                                          (Registrant)


                                          /s/  Richard J. Osborne
                                          --------------------------
                                          Richard J. Osborne
                                          Vice President and
                                          Chief Financial Officer


                                          /s/  Jeffrey L. Boyer
                                          --------------------------
                                          Jeffrey L. Boyer
August 10, 1999                           Controller