Form 10-K
period 1999-12-31
DUKE CAPITAL CORP
filed 2000-03-29
CIK 1051116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
   of 1934
 For the fiscal year ended December 31, 1999 or

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
 For the transition period from _______________ to ________________

Commission file number 0-23977

                            DUKE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               51-0282142
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


     526 South Church Street, Charlotte,              28202-1904
              North Carolina                          (Zip Code)
                   (Address of principal executive offices)

                                  704-594-6200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
              Title of each class                      on which registered
              -------------------                     ---------------------
7 3/8% Quarterly Income Preferred Securities
 issued by Duke Capital Financing Trust I and
 guaranteed by Duke Capital Corporation           New York Stock Exchange, Inc.
7 3/8% Trust Originated Preferred Securities
 issued by Duke Capital Financing Trust II and
 guaranteed by Duke Capital Corporation           New York Stock Exchange, Inc.
8 3/8% Trust Preferred Securities issued by Duke
 Capital Financing Trust III and guaranteed by
 Duke Capital Corporation                         New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class

                        Common Stock, without par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(c).

  All of the registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 2000...................  None
Number of shares of Common Stock, without par value, outstanding at
 February 29, 2000...................................................... 1,010


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUKE CAPITAL CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
                                    PART I.
1. Business..............................................................   1
   General...............................................................   1
   Natural Gas Transmission..............................................   3
   Field Services........................................................   5
   Trading and Marketing.................................................   7
   Global Asset Development..............................................   8
   Other Energy Services.................................................  10
   Real Estate Operations................................................  11
   Environmental Matters.................................................  11
   Foreign Operations and Export Sales...................................  12
   Employees and Management..............................................  12
   Operating Statistics..................................................  13
2. Properties............................................................  13
3. Legal Proceedings.....................................................  14

                                    PART II.
5. Market for Registrant's Common Equity and Related Stockholder
   Matters...............................................................  15
6. Selected Financial Data...............................................  15
7. Management's Discussion and Analysis of Results of Operations and
   Financial Condition...................................................  15
7A.Quantitative and Qualitative Disclosures About Market Risk............  28
8. Financial Statements and Supplementary Data...........................  29
9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure..................................................  60

                                    PART IV.
14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  60
   Signatures............................................................  62

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- Forward-Looking Statements."

                                    PART I.

Item 1. Business.

GENERAL

  Duke Capital Corporation (collectively with its subsidiaries, the "Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent of certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:

  . Natural Gas Transmission
  . Field Services
  . Trading and Marketing
  . Global Asset Development
  . Other Energy Services
  . Real Estate Operations

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions." The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by the Company.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International, LLC (Duke Energy International).

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  On June 18, 1997, Duke Energy completed a stock-for-stock merger with PanEnergy Corp (PanEnergy). On June 30, 1997, Duke Energy contributed the common stock of PanEnergy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this annual report for periods prior to the combination include the combined historical financial results of the Company and PanEnergy. (See Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions.")

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

  Greenfield Development. The development of a new power generating facility on an undeveloped site.

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

  Local Distribution Company (LDC). A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or gas for ultimate consumption.

  Merchant Power Plant. A power plant that sells directly to wholesale customers without its output necessarily being committed to long-term power sales agreements.

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

  Throughput. The amount of natural gas or natural gas liquids transported through a pipeline system.

  Transmission System (Natural Gas). An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, local distribution companies, or for delivery to other natural gas transmission systems.

  Watt. A measure of real power production or usage equal to one joule per second.

  A discussion of the current business and operations of each of the Company's segments follows. For further discussion of the operating outlook of the Company and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Introduction--Business Strategy." For financial information concerning the Company's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments."

  The Company is a Delaware corporation with its principal executive offices located at 526 South Church Street, Charlotte, NC 28202-1904. The telephone number is 704-594-6200.

NATURAL GAS TRANSMISSION

  Natural Gas Transmission provides interstate transportation and storage of natural gas through its Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin). The Midwest Pipelines, which included Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), were also a part of Natural Gas Transmission until their sale to CMS Energy Corporation (CMS) in March 1999. See further discussion of the sale in Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions."

  Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 400 MMcf/d in the U.S. Maritimes & Northeast Pipeline was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project in December 1999.

  In January 2000, Natural Gas Transmission announced that it had entered into a definitive agreement to purchase the East Tennessee Natural Gas Company, a 1,100-mile pipeline that crosses the TETCO pipeline in Tennessee and serves the rapidly growing southeastern region of the U.S. The transaction is expected to close in late March 2000, subject to regulatory approval. For more information on this purchase, see Note 15 to the Consolidated Financial Statements, "Subsequent Events."

  For 1999, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 1,893 trillion British thermal units (TBtu), compared to 2,593 TBtu in 1998. For the Northeast Pipelines, 1999 natural gas deliveries were 1,565 TBtu, a 7% increase from last year. The Midwest Pipelines, as a consequence of the sale to CMS, reported natural gas deliveries of 328 TBtu in 1999 compared to 1,141 TBtu in 1998. A majority of the delivered volumes of Natural Gas Transmission's interstate pipelines represents gas transported under long-term firm service agreements with LDC customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Business, Operating Statistics." Demand for gas transmission of Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

  Natural Gas Transmission's interstate pipeline systems consist of approximately 11,000 miles of pipe, which include 650 miles related to the partial ownership interest in Maritimes & Northeast Pipeline. The pipeline systems receive natural gas from most major North American producing regions for delivery to markets primarily in the Mid-Atlantic and New England states.

  (A map appears here depicting Natural Gas Transmission's interstate pipeline systems and storage.)

  TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

  TETCO also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 75 billion cubic feet (Bcf), and the combined working gas in storage was 59 Bcf on December 31, 1999. Algonquin owns no storage fields.

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

Regulation

  The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources--Operating Cash Flows" and
Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Natural Gas Transmission." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO and Algonquin hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

  As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. FERC allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters-- Natural Gas Transmission."

  With respect to the FERC Notice of Proposed Rulemaking (NOPR) discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Natural Gas Transmission," on February 9, 2000, the FERC issued Order 637 setting forth revisions to its regulations governing the regulation of interstate natural gas pipelines. Order 637 is subject to requests for rehearing and possible court appeal. Because the ultimate resolution of this proceeding is unknown, management cannot estimate the effect of this matter on future consolidated results of operations or financial position.

  The FERC has implemented regulations governing access to regulated natural gas transmission customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of Trading and Marketing, Global Asset Development and Other Energy Services with Natural Gas Transmission.

  Natural Gas Transmission is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

FIELD SERVICES

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets NGLs. Field Services owns and operates approximately 28,000 miles of natural gas gathering systems, including intrastate pipelines, and 52 natural gas processing plants in the U.S. and Canada. Field Services also has ownership interests in 12 other natural gas processing plants in the U.S.

  Field Services gathers natural gas from production wellheads through gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas. Field Services' operations also include several intrastate pipeline systems and one high-deliverability natural gas storage facility.

  The map below includes Field Services' natural gas gathering systems, intrastate pipelines, region offices and supply areas. The map also shows the interstate systems of the Natural Gas Transmission segment.

  (A map appears here depicting the items indicated in the above paragraph.)

  Field Services' NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in Field Services' processing operations is generally gathered on its own gathering system. NGLs are sold by Field Services to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, family-owned retail propane distributors. Most NGL sales are based upon current market-related prices. Field Services also produces helium at the National Helium Corporation facility in Liberal, Kansas and the Ladder Creek facility in Colorado.

  Field Services' operating results are significantly impacted by changes in NGL prices, which increased approximately 30.8% in 1999 compared to 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

  On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). For further discussion of the UPR acquisition, see Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions."

  In 1998, Field Services sold assets related to its crude oil gathering and marketing business, including 1,800 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas areas and 450 miles of intrastate NGL pipelines in the Texas Gulf Coast area, to TEPPCO Partners, L.P. (TEPPCO) in exchange for an additional ownership interest in TEPPCO. As a result of the sale, The Company now has a 2% general partner interest and a 19.1% limited partner interest in TEPPCO, a publicly owned master limited partnership that transports refined products and liquefied petroleum products through a 4,300 mile pipeline system.

  On December 16, 1999, Field Services announced that it had signed definitive agreements to combine Field Services' gas gathering and processing businesses with Phillips Petroleum Company's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by late March 2000. For additional information, see Note 15 to the Consolidated Financial Statements, "Subsequent Events."

  See certain operating statistics of Field Services under "Business, Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.

Competition

  Field Services competes with major integrated oil companies, major interstate pipelines, national and local natural gas gatherers, brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is primarily based on the efficiency and reliability of operations, the availability of transportation to high demand markets and the ability to obtain a satisfactory price for the producer's natural gas. Competition for sales customers is based primarily upon reliability and price of delivered natural gas and NGLs.

Regulation

  The intrastate pipelines owned by the Field Services group are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, are also subject to FERC regulation. However, the majority of the natural gas gathering activities of the Field Services group are not subject to regulation by the FERC.

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

TRADING AND MARKETING

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's natural gas and electric power trading operations, with Mobil Corporation (Mobil) owning a 40% minority interest. Trading and Marketing also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by the Company.

  Trading and Marketing markets natural gas primarily to LDCs, electric power generators (including Global Asset Development's generation facilities), municipalities, large industrial end-users and energy marketing companies. Trading and Marketing markets electricity to investor owned utilities, municipal power generators and other power marketers. Trading and Marketing also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services. Operations are primarily in the U.S. and, to a lesser extent, in Canada, and are serviced through three operating centers. Additionally, during 1999, Duke Energy Hydrocarbons was formed to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests.

  Natural gas marketing operations encompass both on-system and off-system supplies. With respect to on-system supplies, Trading and Marketing generally purchases natural gas from Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system supplies, Trading and Marketing purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. Substantially all of Mobil's U.S. and Canadian natural gas production is committed to be marketed through Trading and Marketing through 2006.

  With respect to electricity marketing operations, Trading and Marketing purchases electricity from third-party suppliers and from Global Asset Development's domestic generation facilities for resale to customers.

  Trading and Marketing has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system supplies, also generally include market-sensitive pricing provisions. Purchases and sales of off-system gas and electricity supplies are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. For information concerning Trading and Marketing's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk" and Note 6 to the Consolidated Financial Statements, "Risk Management and Financial Instruments--Commodity Derivatives-- Trading."

  See certain operating statistics of Trading and Marketing under "Business, Operating Statistics." Activities of Trading and Marketing can fluctuate in response to the seasonality affecting both electricity and natural gas.

Competition

  Trading and Marketing competes with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

Regulation

  The energy marketing activities of Trading and Marketing may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit Trading and Marketing entities subject to FERC jurisdiction to market natural gas and electricity at market-based rates.

GLOBAL ASSET DEVELOPMENT

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily in the U.S. through Duke Energy North America and internationally, currently in Australia and Latin America, through Duke Energy International.

  Deregulation of energy markets in the U.S. and abroad is providing substantial opportunities for Global Asset Development to grow through acquisitions, construction of greenfield projects and expansion of existing facilities. Global Asset Development is an active participant in both domestic and international competitive energy-related markets, which include natural gas pipelines, power generation, energy trading and marketing and other services. Global Asset Development owns, operates or has substantial interests in approximately 12,500 megawatts (MW) of generation and approximately 1,900 miles of pipeline systems, including projects under construction.

  Domestically, Duke Energy North America is investing in new merchant power plants throughout the U.S. To capture the greatest value, Duke Energy North America, through its portfolio management strategy, seeks opportunities to invest in markets which have capacity needs and to divest, in whole or in part, when significant value can be realized. During 1999, Duke Energy North America began construction of multiple new power generation plants in the southwest and midwest.

  The following map includes Duke Energy North America's power generation facilities.

  (A map appears here depicting Duke Energy North America's power generation facilities, including those under construction.)

  Duke Energy International continues to focus on its regional target areas in Australia and Latin America for further expansion opportunities and intends to implement its strategies in Europe. In January 1999, Duke Energy International completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. From August 1999 through January 2000, Duke Energy International entered into a series of transactions to complete an approximate $1.0 billion purchase of an approximate 95% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema, an electric generating company in Brazil. Also during 1999, Duke Energy International reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. For additional information on business acquisitions see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources--Investing Cash Flows" and Notes 2 and 15 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions" and "Subsequent Events," respectively.

  The following map illustrates the locations of Duke Energy International's worldwide energy facilities, including projects under construction or under contract.

   (A map appears here depciting the items indicated in the above paragraph.)

Competition and Regulation

  Global Asset Development experiences substantial competition from existing utility companies as well as other merchant electric generation companies in the U.S. Internationally, Global Asset Development focuses on regions where free markets prevail or are developing. Competition in these markets is from other multinational energy companies and local private and public utilities.

  Most of Global Asset Development's operations are not subject to regulation. However, to the extent that Global Asset Development's generating stations in California sell electricity under "reliability must run" agreements to the California Independent System Operator, such sales are made at FERC regulated rates.

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

  Duke Engineering & Services specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide.

  Duke/Fluor Daniel, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of the Company and Fluor Corporation each own 50% of Duke/Fluor Daniel.

  DukeSolutions provides energy consulting services to large end users of energy by first identifying and then affecting points in a customer's operations where energy related costs are incurred, including procurement, production and disposal. The scope of services involves providing strategic solutions to reduce costs when customers buy energy, convert it into a usable form, use it to manufacture products and dispose of any waste.

  Other Energy Services experiences substantial competition from utilities and other independent companies in the U. S. or abroad.

  Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."

REAL ESTATE OPERATIONS

  Real Estate Operations conducts its business through Crescent Resources Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S. At December 31, 1999, Real Estate Operations owned 4.2 million square feet of commercial and industrial space, with an additional 1.4 million square feet under construction. At December 31, 1999, the commercial portfolio included 2.6 million square feet of office space, 1.5 million square feet of warehouse space and 0.1 million square feet of retail space. In 1999, commercial buildings totaling 2.0 million of square feet were sold for $155 million.

  Real Estate Operations' residential developments are high-end, country club and golf course communities with individual lots sold to custom builders. In 1999, Real Estate Operations added the development of moderately priced residential communities in Jacksonville, Florida, with sales in tracts to national builders. In 1999, Real Estate Operations sold 917 residential developed lots for $138 million, and tract sales were $9 million.

  In 1999, Real Estate Operations also announced plans to enter the multi-family market and to significantly increase its retail development. At December 31, 1999, Real Estate Operations had approximately 200,000 acres of land under its management.

ENVIRONMENTAL MATTERS

  The Company is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include:

  . The Clean Air Act Amendments of 1990;

  . State Implementation Plans, which were issued by the EPA to 22 states and the District of Columbia related to existing and new national ambient air quality standards for ozone;

  . The Federal Water Pollution Control Act Amendments of 1987, which require permits for facilities that discharge treated wastewater into the environment; and

  . The Comprehensive Environmental Response, Compensation and Liability Act
    (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

  For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies--Environmental." Compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations or financial position of the Company.

FOREIGN OPERATIONS AND EXPORT SALES

  Foreign operations consisted of 13% of consolidated revenues in 1999, of which 12% was from Canadian operations, and 26% of consolidated long-lived assets as of December 31, 1999, of which 20% related to Latin American operations. For 1998 and 1997, foreign operations and export sales were not material to the Company's business as a whole. For a discussion of risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Foreign Operations Risk" and Note 6 to the Consolidated Financial Statements, "Risk Management and Financial Instruments."

EMPLOYEES AND MANAGEMENT

  At December 31, 1999, the Company had approximately 8,700 employees. Approximately 160 employees are represented by the Paper, Allied, Chemical and Energy Workers Union (PACE, formerly the Oil, Chemical and Atomic Workers International Union). Two new agreements were reached with PACE during 1999.

  The officers and directors of the Company consist of certain executive officers of Duke Energy. Duke Energy has entered into employment agreements with certain key executives. Additionally, the Company's business units maintain their own management structure.

OPERATING STATISTICS

                                              Years Ended December 31,
                                          ------------------------------------
                                           1999    1998    1997   1996   1995
                                          ------- ------  ------  -----  -----
Natural Gas Transmission
Throughput Volumes, TBtu(a):
  Northeast Pipelines...................
    TETCO...............................    1,254  1,148   1,300  1,349  1,234
    Algonquin...........................      311    311     341    327    331
                                          ------- ------  ------  -----  -----
      Total Northeast Pipelines.........    1,565  1,459   1,641  1,676  1,565
  Midwest Pipelines(b)..................
    PEPL................................      176    560     659    687    663
    Trunkline...........................      152    581     620    632    519
                                          ------- ------  ------  -----  -----
      Total Midwest Pipelines...........      328  1,141   1,279  1,319  1,182
  Intercompany eliminations.............       --     (7)    (58)   (56)   (44)
                                          ------- ------  ------  -----  -----
Total Natural Gas Transmission..........    1,893  2,593   2,862  2,939  2,703
                                          ======= ======  ======  =====  =====
Field Services
Natural Gas Gathered and
 Processed/Transported, TBtu/d(c).......      5.1    3.6     3.4    2.9    1.9
NGL Production, MBbl/d(d)...............    192.4  110.2   108.2   78.5   54.8
Average Natural Gas Price per MMBtu(e)..    $2.27  $2.11   $2.59  $2.59  $1.64
Average NGL Price per Gallon............    $0.34  $0.26   $0.35  $0.39  $0.33
Natural Gas Marketed, TBtu/d............      0.5    0.4     0.4    0.5    0.1

Trading and Marketing
Natural Gas Marketed, TBtu/d............     10.5    8.0     6.9    5.5    3.6
Electricity Marketed, Gwh(f)............  109,634 98,991  64,650  4,229    513

--------
(a) Trillion British thermal units.
(b) Sold in March 1999.
(c) Trillion British thermal units per day.
(d) Thousand barrels per day.
(e) Million British thermal units.
(f) Gigawatt-hour.

Item 2. Properties.

NATURAL GAS TRANSMISSION

  TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system consists of 9,220 miles of pipeline and has 73 compressor stations.

  TETCO also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

  Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

  For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."

FIELD SERVICES

  For information regarding the properties of Field Services, see "Business, Field Services."

GLOBAL ASSET DEVELOPMENT

  Duke Energy North America owns several gas-fueled electric generating stations throughout the U.S., including four wholly owned stations in California with combined capacity of 3,351 MW. As of December 31, 1999, Duke Energy North America had ownership interests ranging from 24.42% to 50% in numerous other generating facilities with combined capacity of 1,217 MW. Additionally, Duke Energy North America wholly owns or has ownership interests ranging from 50% to 78.53% in several generating stations that are under construction. The combined capacity of these facilities is 2,960 MW.

  As of December 31, 1999, Duke Energy International's properties included a combination of hydroelectric and thermal power generation assets. Duke Energy International had ownership interests ranging from 50% to 98% in hydroelectric facilities located in Brazil, Argentina, Bolivia, Peru and Belize, with combined capacity of 3,443 MW. Wholly owned thermal facilities in Australia and New Zealand had capacity of 392 MW. Thermal facilities in which Duke Energy International had ownership interests ranging from 21.9% to 97% in Peru, Ecuador, El Salvador, Indonesia and Argentina had capacity of 1,085 MW. These statistics include projects under construction or under contract.

  Additionally, Duke Energy International owned 889 miles of pipeline systems in Australia, and had an ownership interest of 11.84% in 800 miles of pipeline systems in Australia and a 21.9% ownership interest in 190 miles of pipeline systems in Peru. These statistics include projects under construction. Also as of December 31, 1999, Duke Energy International had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  For additional information and maps regarding the properties of Global Asset Development, see "Business, Global Asset Development."

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

  For additional information concerning litigation and other contingencies, see
Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental." With respect to the State Implementation Plan EPA proceeding discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental--Air Quality Control," in March 2000, the court ruled in favor of the EPA with respect to several issues. Management's estimate of the potential capital improvement costs in this matter remain appropriate.

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  All of the outstanding common stock of the Company is, as of the date hereof, owned by Duke Energy. There is no market for the Company's common stock. Dividends on the Company's common stock will be paid when declared by the Board of Directors. The Company did not pay dividends on its common stock in 1999 and 1998 and, at present, has no plans to pay such dividends in the forseeable future.

Item 6. Selected Financial Data.

                                       1999    1998    1997(a) 1996(a)  1995(a)
                                      ------- -------  ------- -------  -------
                                                    In millions
Income Statement
Operating revenues................... $16,872 $13,059  $11,915 $7,816   $5,188
Operating expenses...................  15,830  12,023   11,079  6,947    4,394
                                      ------- -------  ------- ------   ------
Operating income.....................   1,042   1,036      836    869      794
Other income and expenses............     118     101       37     20       18
                                      ------- -------  ------- ------   ------
Earnings before interest and taxes...   1,160   1,137      873    889      812
Interest expense.....................     326     237      214    232      240
Minority interests...................     107      71       22      6       --
                                      ------- -------  ------- ------   ------
Earnings before income taxes.........     727     829      637    651      572
Income taxes.........................     237     310      257    252      224
                                      ------- -------  ------- ------   ------
Income before extraordinary item.....     490     519      380    399      348
Extraordinary gain (loss)............     660      (8)      --    (17)      --
                                      ------- -------  ------- ------   ------
Net income........................... $ 1,150 $   511  $   380 $  382   $  348
                                      ======= =======  ======= ======   ======
Balance Sheet
Total assets......................... $20,600 $13,856  $11,097 $9,752   $8,226
Long-term debt....................... $ 5,319 $ 2,884  $ 2,919 $2,028   $2,215

--------
(a) Financial information reflects accounting for the 1997 combination of the Company with PanEnergy Corp similar to a pooling of interests. As a result, the financial information gives effect to the combination as if it had occurred on January 1, 1995.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

  Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

  Business Segments. Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:

  . Natural Gas Transmission
  . Field Services
  . Trading and Marketing
  . Global Asset Development
  . Other Energy Services
  . Real Estate Operations

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by the Company.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International, LLC (Duke Energy International).

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  On June 18, 1997, Duke Energy completed a stock-for-stock merger with PanEnergy Corp (PanEnergy). On June 30, 1997, Duke Energy contributed the common stock of PanEnergy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the combination include the combined historical financial results of the Company and PanEnergy. See Note 2 to the Consolidated Financial Statements for additional information on the combination.

  Business Strategy. The Company's business strategy is to develop integrated energy infrastructures in targeted regions where the Company's extensive capabilities in developing energy assets, operating electricity, gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. Domestically, the Company is aggressively investing in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure in the eastern U.S., rapidly increasing its leading position in gas processing and NGL marketing and broadening its trading and marketing expertise across the energy spectrum. Internationally, the Company is currently focusing on integrated electric and gas opportunities in Australia and Latin America and intends to implement its strategies in Europe.

  Natural Gas Transmission provides solid earnings growth and strengthens its competitive position by adhering to a comprehensive strategy of selected acquisitions and developing incremental projects that expand services to meet specific customer needs. In January 2000, Natural Gas Transmission announced that it had entered into a definitive agreement to purchase the East Tennessee Natural Gas Company, a pipeline well positioned to serve the rapidly growing southeastern region of the U.S. The transaction is expected to close in the first quarter of 2000, subject to regulatory approval. For more information on this purchase, see Note 15 to the Consolidated Financial Statements.

  The Company plans to significantly grow several of its business segments:
Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. Restructuring of energy markets in the U.S. and abroad is providing substantial opportunities for these segments to capitalize on their broad capabilities.

  Expansion opportunities for Field Services include the planned combination of its gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by first quarter 2000, subject to regulatory approval. See
Note 15 to the Consolidated Financial Statements for further discussion.

  Trading and marketing activities at the Company continue to expand as Trading and Marketing provides energy supply, output marketing, risk management and commercial optimization services to all of the Company's merchant structure developments. Trading and Marketing continues to increase its customer base for wholesale energy management services to aggregators, distribution companies, large industrials and other marketers.

  Global Asset Development expects to continue strong earnings growth through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as opportunities are extracted, evaluated and realized through the marketplace. The Company's combination of assets and capabilities that span the energy value chain have contributed to Global Asset Development's successful delivery of natural gas pipeline, power generation, energy marketing and other services as demonstrated both domestically and internationally. To capture the greatest value in North America, Duke Energy North America, through its portfolio management strategy, seeks opportunities to invest in markets which have capacity needs and to divest, in whole or in part, when significant value can be realized.

  Other Energy Services seeks to grow with various types of services including comprehensive energy efficiencies in food, textile and government facilities.

  The strong real estate market in the Southeast continues to present substantial growth opportunities for both the commercial and residential development of Real Estate Operations. In addition to initiating development of significant office and industrial facilities in each of its established markets, Real Estate Operations entered a new market niche in 1999 to develop moderately priced residential communities in Jacksonville, Florida. Real Estate Operations also announced plans to enter the multi-family market and to significantly increase its retail development.

Results of Operations

  In 1999, net income was $1,150 million including an after-tax extraordinary gain of $660 million. In 1998, net income was $511 million net of an after-tax extraordinary loss of $8 million. The increase in net income was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. This gain, along with the factors described below that affect segment profit and loss, was partially offset by higher interest expense and minority interest expense.

  Net income increased $131 million in 1998 from 1997 net income of $380 million. The increase in net income was due to the factors described below that affect segment profit and loss. These factors were partially offset by increased interest expense and minority interests.

  Operating income for 1999 was $1,042 million compared to $1,036 million in 1998 and $836 million in 1997. Earnings before interest and taxes (EBIT) were $1,160 million, $1,137 million and $873 million for 1999, 1998 and 1997, respectively. Management evaluates each business segment based on an internal measure of earnings before interest and taxes, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 3 to the Consolidated Financial Statements for additional information on business segments.

  EBIT is summarized in the following table and is discussed by business segment thereafter.

EBIT by Business Segment

                                                               Years Ended
                                                               December 31,
                                                            -------------------
                                                             1999    1998  1997
                                                            ------  ------ ----
                                                               In millions
   Natural Gas Transmission................................ $  627  $  702 $624
   Field Services..........................................    144      76  157
   Trading and Marketing...................................     75      81   23
   Global Asset Development................................    181      64    4
   Other Energy Services...................................    (94)     10   18
   Real Estate Operations..................................    176     142   98
   Other Operations........................................    (41)      5  (73)
   Minority Interests......................................     92      57   22
                                                            ------  ------ ----
   Consolidated EBIT....................................... $1,160  $1,137 $873
                                                            ======  ====== ====

  Other Operations primarily include communication services and certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                           In millions, except
                                                               where noted
   Operating Revenues..................................... $1,206 $1,528 $1,572
   Operating Expenses.....................................    615    864    964
                                                           ------ ------ ------
   Operating Income.......................................    591    664    608
   Other Income, Net of Expenses..........................     36     38     16
                                                           ------ ------ ------
   EBIT................................................... $  627 $  702 $  624
                                                           ====== ====== ======
   Throughput--TBtu(a)....................................  1,893  2,593  2,862

  --------
  (a) Trillion British thermal units.

  EBIT for Natural Gas Transmission decreased $75 million in 1999 compared to 1998. As a result of the sale of the Midwest Pipelines to CMS Energy Corporation (CMS) on March 29, 1999, EBIT for the Midwest Pipelines decreased $156 million compared to 1998's full year of operation. For the Northeast Pipelines, EBIT increased $81 million compared to 1998, primarily as a result of increased earnings from market-expansion projects and joint ventures, higher throughput and lower operating expenses. A gain of $24 million resulting from the sale of the Company's interest in the Alliance Pipeline project and benefits totaling $38 million related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates also increased EBIT in 1999. Partially offsetting these contributions to EBIT were the non-recurrence of the 1998 favorable resolution of regulatory issues related to gas supply realignment cost issues ("GSR issues") and a 1998 refund from a state property tax ruling.

  In 1998, EBIT for Natural Gas Transmission increased $78 million compared to 1997. EBIT for the Northeast Pipelines increased $56 million in 1998 over 1997, primarily as a result of the favorable resolution of GSR issues, favorable state property tax rulings and increased market expansion projects. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

  For the Midwest Pipelines, 1998 EBIT increased $22 million compared to 1997, primarily due to a gain on the sale of the general partner interests in Northern Border Partners, L.P. and non-recurring 1997 litigation expenses. These increases were partially offset by the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income.

Field Services

                                                         Years Ended December
                                                                 31,
                                                         ---------------------
                                                          1999    1998   1997
                                                         ------  ------ ------
                                                         In millions, except
                                                             where noted
   Operating Revenues................................... $3,590  $2,639 $3,055
   Operating Expenses...................................  3,444   2,598  2,898
                                                         ------  ------ ------
   Operating Income.....................................    146      41    157
   Other Income, Net of Expenses........................     (2)     35     --
                                                         ------  ------ ------
   EBIT................................................. $  144  $   76 $  157
                                                         ======  ====== ======
   Natural Gas Gathered and Processed/Transported,
    TBtu/d (a)..........................................    5.1     3.6    3.4
   NGL Production, MBbl/d (b)...........................  192.4   110.2  108.2
   Natural Gas Marketed, TBtu/d.........................    0.5     0.4    0.4
   Average Natural Gas Price per MMBtu (c).............. $ 2.27  $ 2.11 $ 2.59
   Average NGL Price per Gallon (d)..................... $ 0.34  $ 0.26 $ 0.35

  --------
  (a) Trillion British thermal units per day.
  (b) Thousand barrels per day.
  (c) Million British thermal units.
  (d) Does not reflect results of commodity hedges.

  In 1999, EBIT for Field Services increased $68 million compared to 1998. A significant portion of the increase resulted from the March 31, 1999 acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), (collectively, the "UPR acquisition"). For more information on the UPR acquisition, see Note 2 to the Consolidated Financial Statements. Improved average NGL prices, which were up $0.08 per gallon, or 30.8% from the prior year, also contributed to the increase in EBIT. Partially offsetting these increases were $34 million in 1998 of gains on sales of assets, which were included in other income.

  EBIT for Field Services decreased $81 million in 1998 from 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25.7%. The decrease in EBIT was partially offset by $34 million of gains on sales of assets, which were included in other income.

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements with Phillips Petroleum to form a new midstream gas gathering and processing company. See Note 15 to the Consolidated Financial Statements for further discussion.

Trading and Marketing

                                                          Years Ended December
                                                                   31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
                                                           In millions, except
                                                               where noted
   Operating Revenues.................................... $11,533 $8,785 $7,489
   Operating Expenses....................................  11,459  8,665  7,446
                                                          ------- ------ ------
   Operating Income......................................      74    120     43
   Other Income, Net of Expenses.........................      43      2      1
   Minority Interest Expense.............................      42     41     21
                                                          ------- ------ ------
   EBIT.................................................. $    75 $   81 $   23
                                                          ======= ====== ======
   Natural Gas Marketed, TBtu/d..........................    10.5    8.0    6.9
   Electricity Marketed, GWh............................. 109,634 98,991 64,650

  In 1999, EBIT for Trading and Marketing decreased $6 million from 1998. The decrease resulted primarily from lower natural gas trading margins, partially offset by higher electricity trading margins as well as margins associated with other trading activities and sales of natural gas interests associated with drilling activities.

  EBIT for Trading and Marketing increased $58 million in 1998 compared to 1997. The increase resulted primarily from increased trading margins and electricity margins, partially offset by increased expenses due to business growth. Electricity volumes marketed increased primarily as a result of acquiring the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

Global Asset Development

                                                                Years Ended
                                                               December 31,
                                                             -----------------
                                                             1999  1998  1997
                                                             ----- ----- -----
                                                               In millions,
                                                               except where
                                                                   noted
   Operating Revenues....................................... $ 777 $ 319 $ 123
   Operating Expenses.......................................   571   261   129
                                                             ----- ----- -----
   Operating Income.........................................   206    58    (6)
   Other Income, Net of Expenses............................    25    22    11
   Minority Interest Expense................................    50    16     1
                                                             ----- ----- -----
   EBIT..................................................... $ 181 $  64 $   4
                                                             ===== ===== =====
   Proportional Megawatt Capacity Owned(a).................. 8,773 6,041 3,912
   Proportional Maximum Pipeline Capacity(a), MMcf/d(b).....   309   124    --

  --------
  (a) Includes under construction or under contract.
  (b) Million cubic feet per day.

  In 1999, EBIT for Global Asset Development increased $117 million compared to 1998. The increase includes $99 million in income from the sale of partial interests in four generating stations in the U.S. as a result of executing its domestic portfolio management strategy. Earnings from new projects in Latin America and Australia also contributed $63 million to the increase. Partially offsetting these increases were higher operating expenses and increased development costs associated with business expansion.

  EBIT for Global Asset Development increased $60 million in 1998 over 1997. The increase resulted primarily from business expansion and acquisitions, including the July 1998 acquisition of three electric generating stations in California and the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company. An expansion to the PT Puncakjaya power generation facility in Indonesia also contributed to the increase in EBIT during 1998. The increase in EBIT was partially offset by decreased earnings resulting from lower prices at National Methanol Company, a methanol and MTBE (methyl tertiary butyl ether) business in Saudi Arabia.

Other Energy Services

                                                                Years Ended
                                                                December 31,
                                                              -----------------
                                                               1999   1998 1997
                                                              ------  ---- ----
                                                                In millions
   Operating Revenues........................................ $  989  $521 $376
   Operating Expenses........................................  1,083   511  353
                                                              ------  ---- ----
   Operating Income..........................................    (94)   10   23
   Other Income, Net of Expenses.............................     --    --   (5)
                                                              ------  ---- ----
   EBIT...................................................... $  (94) $ 10 $ 18
                                                              ======  ==== ====

  In 1999, EBIT for Other Energy Services decreased $104 million compared to 1998. The decrease was primarily due to charges of $38 million and $35 million at Duke Engineering & Services and DukeSolutions, respectively. These charges, which include costs associated with repositioning the companies to focus on growth markets, included expenses related to severance, office closings and write-offs of uncollectable accounts. Increased development activity at DukeSolutions and decreased earnings from projects of Duke Engineering & Services also contributed to lower EBIT. EBIT for Other Energy Services decreased $8 million in 1998 compared to 1997, primarily due to reduced earnings of Duke Engineering & Services.

Real Estate Operations

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                   In millions
   Operating Revenues............................................ $233 $181 $124
   Operating Expenses............................................   57   39   26
                                                                  ---- ---- ----
   EBIT.......................................................... $176 $142 $ 98
                                                                  ==== ==== ====

  In 1999, EBIT for Real Estate Operations increased $34 million compared to 1998. The increase was primarily due to increased residential developed lot sales, land sales and commercial project sales, partially offset by decreased lake lot sales. EBIT for Real Estate Operations increased $44 million in 1998 over 1997, primarily as a result of increased commercial project sales, lake lot sales and land sales, including a gain on the sale of land in the Jocassee Gorges region of South Carolina.

Other Operations

  EBIT for Other Operations decreased $46 million in 1999 compared to 1998, primarily as a result of the resolution of certain contingent items during 1998. EBIT for Other Operations increased $78 million in 1998 compared to 1997, primarily as a result of the absence of non-recurring 1997 merger-related costs and the favorable resolution of certain contingent items in 1998, partially offset by a 1997 gain on the sale of the Company's ownership interest in the Midland Cogeneration Venture.

Other Impacts on Net Income

  Interest expense increased $89 million in 1999 compared to 1998, and $23 million in 1998 compared to 1997 due to higher average debt balances outstanding, resulting from acquisitions and expansion.

  Minority interests increased $36 million in 1999 compared to 1998, and $49 million in 1998 compared to 1997. The increases were due primarily to regular distributions paid on new issuances of the Company's trust preferred securities. For more information on issuances of trust preferred securities, see Note 10 to the

Consolidated Financial Statements. Excluding these distributions, minority interests related primarily to Global Asset Development's 1999 investments and Trading and Marketing's joint venture with Mobil Corporation. For more information regarding acquisitions and new projects, see Notes 2 and 7 to the Consolidated Financial Statements.

  Duke Capital's effective tax rate was approximately 33%, 37% and 40% for 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 was primarily due to the favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines. Favorable resolution of income tax issues also resulted in a decline in the effective tax rate in 1998 from 1997. Duke Capital expects its ongoing effective tax rate to approximate 38%.

  The sale of the Midwest Pipelines to CMS closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

  In January 1998, TEPPCO Partners, L.P., in which the Company has a 21.1% ownership interest, redeemed certain First Mortgage Notes which resulted in the Company recording a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

  Net cash provided by operations was $1,128 million in 1999, $930 million in 1998 and $698 million in 1997. In each of these years, the increase in cash was primarily due to net income resulting from business expansion.

  On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, which accelerates recovery of natural gas transition costs. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Net cash flows from operations are not expected to change for the first two years after implementation; however, after the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease on an annual basis. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements.

Investing Cash Flows

  Capital and investment expenditures were approximately $5.2 billion in 1999 compared to approximately $1.9 billion in 1998. The increase primarily resulted from business expansion for the Field Services and Global Asset Development segments. Business expansion for Field Services included the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR along with its natural gas and NGL marketing activities. International business expansion for Global Asset Development included $1.7 billion for multiple acquisitions in Latin America, western Australia and New Zealand. In 1999, Global Asset Development also began construction of multiple power generation plants in North America and continued capital expenditures on projects initiated prior to 1999. Expenditures related to these activities were partially funded by $1.9 billion in cash proceeds from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company. For additional information concerning acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

  Capital and investment expenditures in 1998 increased $627 million from $1.3 billion in 1997 primarily due to business expansion by Global Asset Development. This included the $501 million purchase of three electric generating stations in California and the completion of the first phase of Bridgeport Energy, a power generation plant in Connecticut. Business expansion for Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. The increase was partially offset by the acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

  Projected 2000 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $600 million. These projections include expansion of the Maritimes & Northeast Pipeline, which delivers natural gas to markets in the Canadian Maritimes provinces and the northeastern U.S. from a supply basin offshore of Nova Scotia, and the planned $386 million purchase of the East Tennessee Natural Gas Company, which is expected to close in the first quarter of 2000 and is contingent upon regulatory approval. For further discussion on this purchase, see Note 15 to the Consolidated Financial Statements.

  The Company plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion plans for Field Services include the combination of its gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by first quarter 2000 and is subject to regulatory approval. See Note 15 to the Consolidated Financial Statements for additional information.

  Projected 2000 capital and investment expenditures for Global Asset Development are approximately $3.6 billion. Expansion opportunities for Global Asset Development's domestic division, Duke Energy North America, include the continuation of various greenfield projects across the U.S. Expansion plans for Global Asset Development's international division, Duke Energy International, include completing the purchase of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina and Bolivia (see Note 2 to the Consolidated Financial Statements) and the January 2000 completion of the tender offer for additional ownership interests in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) (see
Note 15 to the Consolidated Financial Statements). Duke Energy International will also continue to focus on its regional target areas in Australia and Latin America for further expansion opportunities and intends to implement its strategies in Europe.

  Projected 2000 capital and investment expenditures for Trading and Marketing are approximately $200 million. This includes expenditures related to Trading and Marketing's new subsidiary, Duke Energy Hydrocarbons, which was formed in the second quarter of 1999 to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests. The Company's intent is to produce natural gas to partially offset the short gas position of the Company's power generation assets and to increase production volumes that will be beneficial to Field Services, Trading and Marketing, and Natural Gas Transmission.

  Projected 2000 capital and investment expenditures for Other Energy Services, Real Estate Operations and Other Operations are approximately $200 million, $400 million and $250 million, respectively.

  All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows

  The Company's consolidated capital structure at December 31, 1999, including short-term debt, was 43% debt, 9% minority interests, 6% trust preferred securities and 42% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 2.9 times, 4.2 times and 3.7 times for 1999, 1998 and 1997, respectively.

  The Company's business expansion opportunities, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales.

  During 1999, the Company issued a total of $1.5 billion of Senior Notes. The proceeds were used for general corporate purposes, including reducing commercial paper indebtedness incurred in connection with acquisitions of electric power generating assets in Latin America. Global Asset Development, through its Australian subsidiary, borrowed approximately $450 million under new financing arrangements, including a combined commercial paper and medium-term note program, bank facilities and non-recourse financing for certain western Australian assets. These new Global Asset Development financings are denominated in either

Australian or New Zealand dollars. Issuances from the combined commercial paper and medium-term note program and the bank facilities were used to refund bridge financing of assets obtained during 1998 and 1999, and to fund on-going construction expenditures for the Eastern Gas Pipeline and future projects in Australia. Global Asset Development also assumed approximately $430 million of non-recourse debt, denominated in Brazilian reais, in relation to the acquisition of Paranapanema (see Note 2 to the Consolidated Financial Statements) and borrowed $380 million under a new bank facility to refinance the California generating assets. For additional information regarding debt, see Note 9 to the Consolidated Financial Statements.

  Also during the year, a business trust of the Company, which is treated as a wholly owned subsidiary for financial reporting purposes, issued a total of $250 million of trust preferred securities. See Note 10 to the Consolidated Financial Statements for additional information on trust preferred securities.

  Under its commercial paper facilities, the Company had the ability to borrow up to $1.55 billion at both December 31, 1999 and 1998. Global Asset Development also had available an approximately $500 million combined commercial paper and medium-term note program. The Company's various bank credit facilities totaled approximately $2.5 billion (including approximately $320 million related to foreign facilities) at December 31, 1999 and $1.7 billion at December 31, 1998. At December 31, 1999, approximately $580 million was outstanding under the commercial paper facilities and approximately $460 million of borrowings were outstanding under the bank credit facilities. Certain of the credit facilities support the issuance of commercial paper, therefore, the issuance of commercial paper reduces the amount available under these credit facilities (see Note 9 to the Consolidated Financial Statements).

  As of December 31, 1999, Duke Energy and its subsidiaries had the ability to issue up to $600 million aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Effective January 7, 2000, the amount available was increased by $1.5 billion. Such securities may be issued as Senior Notes, Subordinated Notes or Preferred Securities.

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Field Services' gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both the Company and Phillips Petroleum. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions. For additional information, see Note 15 to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

  The Company is exposed to market risks associated with interest rates, commodity prices and foreign exchange rates. Comprehensive risk management policies have been established by Duke Energy's Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer of Duke Energy and is comprised of senior executives of Duke Energy. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits.

Interest Rate Risk

  The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate debt and trust preferred securities and commercial paper, as well as interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. The Company may also enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 9 and 10 to the Consolidated Financial Statements for additional information.

  Based on a sensitivity analysis as of December 31, 1999, it was estimated that if market interest rates average 1% higher (lower) in 2000 than in 1999, earnings before income taxes would decrease (increase) by approximately $10 million. Comparatively, based on a sensitivity analysis as of December 31, 1998, had interest rates averaged 1% higher (lower) in 1999 than in 1998, it was estimated that earnings before income taxes would have decreased (increased) by approximately $7 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 1999 and 1998. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Commodity Price Risk

  The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and natural gas liquid products marketed and purchased. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options. Market risks associated with commodity derivatives held for purposes other than trading were not material at December 31, 1999 and 1998. See Notes 1 and 6 to the Consolidated Financial Statements for additional information.

  The risk in the commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis.

  The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one-day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and petroleum products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company's DER calculation includes commodity derivative instruments held for trading purposes. The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes at December 31, 1999 and 1998 was approximately $7 million and $10 million, respectively. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $8 million and $5 million during 1999 and 1998, respectively. The increase in average 1999 amounts compared to 1998 is a result of an increase in the authorized energy financial exposure limit in 1998, which was approved by the CRMC. Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits.

  Subsidiaries of the Company are also exposed to market fluctuations in the prices of NGLs related to their ongoing gathering and processing operating activities. The Company closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of December 31, 1999, it was estimated that if NGL prices average one cent per gallon less in 2000, earnings before income taxes would decrease by approximately $6 million, after considering the effect of the Company's commodity hedge positions. Comparatively, based on sensitivity analysis as of December 31, 1998, if NGL prices would have averaged one cent per gallon less in 1999, it was estimated that earnings before income taxes would have decreased by approximately $8 million.

Foreign Operations Risk

  The Company is exposed to foreign currency risk, sovereign risk and other foreign operations risk that arise from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, the Company uses sensitivity analysis, which measures the impact of a devaluation of the foreign currencies to which it has exposure.

  At December 31, 1999, the Company's primary foreign currency exchange rate exposures were the Brazilian real, the Australian dollar and the Canadian dollar. Exposures to other foreign currencies were not material. Based on the sensitivity analysis at December 31, 1999, a 10% devaluation in the currency exchange rates in Brazil would reduce the Company's financial position by approximately $65 million and would not significantly affect the Company's consolidated results of operations or cash flows over the next twelve months. Based on the sensitivity analysis at December 31, 1999, a 10% devaluation in other foreign currencies were insignificant to the Company's consolidated results of operations, financial position or cash flows. Exposures to foreign currency risks were not material to consolidated results of operations, financial position or cash flows during 1998.

CURRENT ISSUES

  Natural Gas Competition. Wholesale Competition. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility in providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

  In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in overbuilding and excess capacity. Comments on the NOPR and NOI were due in April 1999. On September 15, 1999, the FERC issued a new policy statement on certifying new interstate capacity in response to comments filed on the certificate issues raised in the NOPR.

  Because the ultimate resolution of these issues is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

  Retail Competition. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local gas distribution companies. Natural gas retail deregulation is in the very early stages of development, and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

  Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

  Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at five federal Superfund sites and one state Superfund site. While the cost of remediation of the remaining sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of the Company, had completed clean up of PCB contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

  Under terms of the agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, the Company is obligated to complete clean-up of previously identified contamination at certain agreed-upon sites on the PEPL and Trunkline systems. These clean-up programs are expected to continue until 2001. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the EPA and appropriate state regulatory agencies on these matters.

  At December 31, 1999 and 1998, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems were accrued and included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

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

  Air Quality Control. In December, 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming caused by, among other things, carbon dioxide emissions from fossil-fired generating facilities and methane from natural gas operations. Further negotiations in November 1998 resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. If this initiative is adopted in its current form, it could have far reaching implications to the Company and the entire energy industry. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

  Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements.

  Year 2000 Readiness Program. The Company did not experience any disruption to its operations resulting from the transition to the year 2000. The Company completed its year 2000 readiness program at all of its business units in November 1999. Systems will continue to be monitored throughout the year. The total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, was approximately $7 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provided significantly enhanced capabilities which benefit operations in future periods.

  New Accounting Standard. In September 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

  Subsequent Events. On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Field Services' gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. Under the terms of the agreements, the new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both the Company and Phillips Petroleum. At closing, the Company will own about 70% of the new company and Phillips Petroleum will own about 30%. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions.

  On January 4, 2000, the Company announced that it had entered into a definitive agreement to purchase, for $386 million, 100% of the stock of El Paso Energy Corporation's wholly owned subsidiary, East Tennessee Natural Gas Company, a 1,100-mile pipeline that crosses the Company's TETCO pipeline and serves the southeastern region of the U.S.

  Both transactions are subject to regulatory approval and are expected to close in the first quarter of 2000.

  In January 2000, the Company completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%.

  Forward-Looking Statements. From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                            DUKE CAPITAL CORPORATION

           Consolidated Statements Of Income And Comprehensive Income

                                    Years Ended
                                    December 31,
                              -------------------------
                               1999     1998     1997
                              -------  -------  -------
                                    In millions
Operating Revenues
  Sales, trading and
   marketing of natural gas
   and petroleum products ..  $10,661  $ 7,854  $ 8,151
  Trading and marketing of
   electricity..............    3,610    2,788    1,665
  Transportation and storage
   of natural gas...........    1,139    1,450    1,504
  Other.......................  1,462      967      595
                              -------  -------  -------
    Total operating
     revenues...............   16,872   13,059   11,915
                              -------  -------  -------
Operating Expenses
  Natural gas and petroleum
   products purchased.......   10,376    7,497    7,705
  Purchased power...........    3,169    2,602    1,658
  Other operation and
   maintenance..............    1,757    1,450    1,279
  Depreciation and
   amortization.............      418      385      342
  Property and other taxes..      110       89       95
                              -------  -------  -------
    Total operating
     expenses...............   15,830   12,023   11,079
                              -------  -------  -------
Operating Income............    1,042    1,036      836
Other Income and Expenses...      118      101       37
                              -------  -------  -------
Earnings Before Interest and
 Taxes......................    1,160    1,137      873
Interest Expense ...........      326      237      214
Minority Interests .........      107       71       22
                              -------  -------  -------
Earnings Before Income
 Taxes......................      727      829      637
Income Taxes ...............      237      310      257
                              -------  -------  -------
Income Before Extraordinary
 Item.......................      490      519      380
Extraordinary Gain (Loss),
 net of tax.................      660       (8)      --
                              -------  -------  -------
Net Income..................  $ 1,150  $   511  $   380
                              =======  =======  =======
  Other Comprehensive
   Income, net of tax
  Foreign currency
   translation adjustments
   .........................       (2)      --       --
                              -------  -------  -------
    Total Comprehensive
     Income.................  $ 1,148  $   511  $   380
                              =======  =======  =======

                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                     Consolidated Statements Of Cash Flows

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                         In millions
Cash Flows From Operating Activities
  Net income..................................... $  1,150  $    511  $    380
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................      442       397       349
    Extraordinary (gain) loss, net of tax........     (660)        8        --
    Deferred income taxes........................      156        70       133
    Transition cost recoveries (payments), net...       95       (28)      (36)
    (Increase) decrease in
      Receivables................................     (790)     (101)     (241)
      Inventory..................................      (86)      (32)      (11)
      Other current assets.......................     (139)      (50)       (6)
    Increase (decrease) in
      Accounts payable...........................      619        56       198
      Taxes accrued..............................      (44)       40        33
      Interest accrued...........................       28         6        (9)
      Other current liabilities..................      134       101       (46)
    Other, net...................................      223       (48)      (46)
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................    1,128       930       698
                                                  --------  --------  --------
Cash Flows From Investing Activities
  Capital and investment expenditures............   (5,177)   (1,914)   (1,287)
  Proceeds from sale of subsidiaries.............    1,900        --        --
  Proceeds from sales and other, net.............      132       115       109
                                                  --------  --------  --------
        Net cash used in investing activities....   (3,145)   (1,799)   (1,178)
                                                  --------  --------  --------
Cash Flows From Financing Activities
  Proceeds from the issuance of
    Long-term debt...............................    2,773       590       947
    Guaranteed preferred beneficial interests in
     subordinated notes of
     Duke Capital Corporation....................      242       581        --
    Common stock.................................       --        --         6
  Payments for the redemption of long-term debt..     (808)      (78)     (200)
  Net change in notes payable and commercial
   paper.........................................       54      (498)     (221)
  Capital contributions from parent..............      200       200        --
  Dividends paid.................................       --        --       (83)
  Other, net.....................................       28         6       (26)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................    2,489       801       423
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................      472       (68)      (57)
Cash received from business acquisitions.........       49        38        --
Cash and cash equivalents at beginning of year...       64        94       151
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $    585  $     64  $     94
                                                  ========  ========  ========
Supplemental Disclosures
  Cash paid for interest, net of amount
   capitalized................................... $    294  $    224  $    222
  Cash paid for income taxes..................... $    202  $    192  $    112

                See Notes to Consolidated Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                            DUKE CAPITAL CORPORATION

                          Consolidated Balance Sheets

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  In millions
ASSETS
Current Assets
 Cash and cash equivalents..................................... $   585 $    64
 Receivables...................................................   2,957   1,767
 Inventory.....................................................     267     214
 Current portion of natural gas transition costs...............      81     100
 Unrealized gains on mark-to-market transactions...............   1,118   1,457
 Other.........................................................     344     236
                                                                ------- -------
   Total current assets........................................   5,352   3,838
                                                                ------- -------
Investments and Other Assets
 Investments in affiliates.....................................   1,299     902
 Pre-funded pension costs......................................     340     340
 Goodwill, net.................................................     774     495
 Notes receivable..............................................     154     244
 Unrealized gains on mark-to-market transactions...............     690     396
 Other.........................................................     664     169
                                                                ------- -------
   Total investments and other assets..........................   3,921   2,546
                                                                ------- -------
Property, Plant and Equipment
 Cost..........................................................  13,642  11,020
 Less accumulated depreciation and amortization................   2,475   3,866
                                                                ------- -------
   Net property, plant and equipment...........................  11,167   7,154
                                                                ------- -------
Regulatory Assets and Deferred Debits
 Debt expense..................................................      42      58
 Regulatory asset related to income taxes......................      13      15
 Natural gas transition costs..................................       4      80
 Environmental clean-up costs..................................      27      69
 Other.........................................................      74      96
                                                                ------- -------
   Total regulatory assets and deferred debts..................     160     318
                                                                ------- -------
Total Assets................................................... $20,600 $13,856
                                                                ======= =======

                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                In millions
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable............................................ $ 2,106  $ 1,406
 Notes payable and commercial paper..........................      83       29
 Taxes accrued...............................................     738      159
 Interest accrued............................................      83       57
 Current maturities of long-term debt........................     277      258
 Unrealized losses on mark-to-market transactions............   1,241    1,387
 Other.......................................................     600      492
                                                              -------  -------
   Total current liabilities.................................   5,128    3,788
                                                              -------  -------
Long-term Debt...............................................   5,319    2,884
                                                              -------  -------
Deferred Credits and Other Liabilities
 Deferred income taxes.......................................   1,475    1,434
 Environmental clean-up liabilities..........................     101      148
 Unrealized losses on mark-to-market transactions............     438      362
 Other.......................................................     657      334
                                                              -------  -------
   Total deferred credits and other liabilities..............   2,671    2,278
                                                              -------  -------
Minority Interests...........................................   1,200      253
                                                              -------  -------
Guaranteed Preferred Beneficial Interests in Subordinated
 Notes of Duke Capital Corporation...........................     823      580
                                                              -------  -------
Common Stockholder's Equity
 Common stock, no par, 3,000 shares authorized; 1,010 shares
  outstanding................................................      --       --
 Paid-in capital.............................................   3,200    2,969
 Retained earnings...........................................   2,261    1,104
 Accumulated other comprehensive income......................      (2)      --
                                                              -------  -------
   Total common stockholder's equity.........................   5,459    4,073
                                                              -------  -------
Total Liabilities and Stockholder's Equity................... $20,600  $13,856
                                                              =======  =======

                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

             Consolidated Statements Of Common Stockholder's Equity

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             In millions
Common Stock
  Balance at beginning of year.......................... $   --  $   --  $   --
                                                         ------  ------  ------
    Balance at end of year..............................     --      --      --
                                                         ------  ------  ------
Paid-in Capital
  Balance at beginning of year..........................  2,969   2,766   2,745
  Dividend reinvestment and employee benefits...........     --      --       7
  Capital contribution from parent......................    230     200      10
  Other capital stock transactions, net.................      1       3       4
                                                         ------  ------  ------
    Balance at end of year..............................  3,200   2,969   2,766
                                                         ------  ------  ------
Retained Earnings
  Balance at beginning of year..........................  1,104     600     316
  Net income............................................  1,150     511     380
  Dividends declared....................................     --      --     (83)
  Other capital stock transactions, net.................      7      (7)    (13)
                                                         ------  ------  ------
    Balance at end of year..............................  2,261   1,104     600
                                                         ------  ------  ------
Accumulated Other Comprehensive Income
  Balance at beginning of year..........................     --      --      --
  Foreign currency translation adjustments .............     (2)     --      --
                                                         ------  ------  ------
    Balance at end of year..............................     (2)     --      --
                                                         ------  ------  ------
Total Common Stockholder's Equity....................... $5,459  $4,073  $3,366
                                                         ======  ======  ======


                 See Notes to Consolidated Financial Statements

                            DUKE CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies

  Consolidation. Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The consolidated financial statements include the accounts of all the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by the Company, but where it has significant influence over operations, are accounted for using the equity method.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

  Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

  Inventory. Inventory consists primarily of materials and supplies, gas held for transmission, and processing and sales commitments. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

  Accounting for Risk Management and Commodity Trading Activities. The Company, primarily through its subsidiaries, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers and suppliers through commodity derivatives, including forward contracts, futures, over-the-counter swap agreements and options.

  Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in current period income and are included in the Consolidated Statements of Income and Comprehensive Income as Natural Gas and Petroleum Products Purchased or Purchased Power, and in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark-to-Market Transactions.

  Commodity derivatives such as futures, forwards, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas, electricity and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income and Comprehensive Income as Natural Gas and Petroleum Products Purchased or Purchased Power. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

  The Company periodically utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-term Debt and are amortized in the Consolidated Statements of Income and Comprehensive Income as an adjustment to interest expense.

  The Company is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency

                            DUKE CAPITAL CORPORATION

1. Summary of Significant Accounting Policies -- Continued

fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to hedge its risk related to foreign currency fluctuations. To qualify as a hedge, there must be a high degree of correlation between price movements in the derivative and the item designated as being hedged. These derivatives are accounted for under the deferral method previously described under commodity derivatives used for non-trading purposes.

  The Company also enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method previously described.

  Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The goodwill created by the Company's acquisitions is amortized on a straight-line basis over the useful lives of the assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 1999 and 1998, respectively, was $774 million and $495 million, net of accumulated amortization of $212 million and $166 million. See Note 2 to the Consolidated Financial Statements for information on significant goodwill additions.

  Property, Plant and Equipment. Property, plant and equipment are stated at original cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.31%, 3.53% and 3.50% for 1999, 1998 and 1997, respectively.

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

                            DUKE CAPITAL CORPORATION

1. Summary of Significant Accounting Policies -- Continued

Natural Gas Transmission customers and have, therefore, been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

  Cost-Based Regulation. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as the impact of competition and the necessity to discount cost based rates charged to customers are considered. Increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future financial position or consolidated results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining competitive prices.

  Revenues. Revenues on sales of electricity and transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products, gas and other energy products marketed, are recognized in the period of delivery. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves are established where required for such cases.

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

  The Company recognizes profits from sales of residential real estate development projects at closing. Profit is recognized under the accrual method using estimates of average gross profit per developed lot within the project, based on total estimated project costs. Gains on commercial real estate development projects are recognized under the accrual method. Gains on land trades are recognized based on the fair market value of the land received, adjusted for any cash consideration, as compared to the cost of the land traded.

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

  Foreign Currency Translation. Assets and liabilities of the Company's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation are included in the Consolidated Statements of Income and Comprehensive Income as Foreign Currency Translation Adjustments. The financial statements of international operations, where the U.S. dollar is the functional currency, reflect certain transactions denominated in the local currency that have been remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars creates gains and losses from foreign currency transactions that are included in consolidated net income.

                            DUKE CAPITAL CORPORATION

1. Summary of Significant Accounting Policies -- Continued

  Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

  Extraordinary Items. In 1999, the Company realized an extraordinary gain of $660 million relating to the sale of certain pipeline companies. See Note 2 to the Consolidated Financial Statements for additional information on the extraordinary item.

  In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which a subsidiary of the Company has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt.

  New Accounting Standard. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

  Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

2. Business Combinations, Acquisitions and Dispositions

  Business Combinations: PanEnergy Corp (PanEnergy). On June 18, 1997, Duke Power Company changed its name to Duke Energy Corporation and completed a stock-for-stock merger with PanEnergy. On June 30, 1997, the common stock of PanEnergy was contributed by Duke Energy to the Company. The combination of the Company and PanEnergy was accounted for similar to a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the combination include the combined historical financial results of the Company and the PanEnergy.

  Business Acquisitions: For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of the Company subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired are recorded as goodwill.

  Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, the Company, through its wholly owned subsidiary, Duke Energy International, LLC (Duke Energy International) reached a definitive agreement with Dominion Resources, Inc. (Dominion Resources) to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. In October 1999, Duke Energy International completed the purchase of the businesses in Belize and Peru from Dominion Resources, as well as acquired additional ownership interests in the Peru business (Egenor) from two other parties for $152 million in cash and certain other ownership interests in South America. The purchase increased Duke Energy International's ownership in

                            DUKE CAPITAL CORPORATION

2. Business Combinations, Acquisitions and Dispositions -- Continued

Egenor from approximately 30% to 90%. The completion of the purchases in Argentina and Bolivia are subject to receiving appropriate governmental consents and approvals and are expected to close by mid-2000.

  Assets and liabilities of the Belize and Peru businesses have been recorded at preliminary fair values along with goodwill of $74 million which is being amortized on a straight-line basis over 35 to 40 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment when additional information concerning asset and liability valuations is finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

  Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In August 1999, Duke Energy International entered a series of transactions to complete a $761 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in Brazil. Assets and liabilities have been recorded at preliminary fair values along with goodwill of $134 million which is being amortized on a straight-line basis over 40 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment when additional information concerning asset and liability valuations is finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

  In January 2000, the Company completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%. See Note 15 to the Consolidated Financial Statements.

  Union Pacific Resources' Gathering, Processing and Marketing Operations. On March 31, 1999, the Company, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's NGL marketing activities (collectively, "the UPR acquisition"). Goodwill of $135 million has been recorded and is being amortized on a straight-line basis over 15 to 20 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities.

  Dispositions: PEPL Companies and Trunkline LNG. On March 29, 1999, wholly owned subsidiaries of the Company sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG) to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $1.82. Under the terms of the agreement with CMS, the Company retained certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

                            DUKE CAPITAL CORPORATION

2. Business Combinations, Acquisitions and Dispositions -- Continued

  Combined Operating Results of the PEPL Companies and Trunkline LNG for the Period from January 1, 1999 through March 28, 1999 (a)

                                                                     In millions
   Operating Revenues...............................................    $126
   Operating Expenses...............................................      57
   Other Income, Net................................................       4
                                                                        ----
    Earnings Before Interest and Taxes..............................    $ 73
                                                                        ====

  --------
  (a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs retained by the Company.

  The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

3. Business Segments

  The Company is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. The Company provides these and other services through six business segments:

  . Natural Gas Transmission
  . Field Services
  . Trading and Marketing
  . Global Asset Development
  . Other Energy Services
  . Real Estate Operations

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets NGLs. Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes limited hydrocarbon exploration and production activities that are wholly owned by the Company.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International.

                            DUKE CAPITAL CORPORATION

3. Business Segments -- Continued

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. The accounting policies for the segments are the same as those described in Note 1 to the Consolidated Financial Statements. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT presented in the accompanying table includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

  Other Operations primarily includes communication services and certain unallocated corporate items.

                            DUKE CAPITAL CORPORATION

3. Business Segments -- Continued

Business Segment Data

                                                                      Depreciation Capital and
                          Unaffiliated Intersegment  Total                and       Investment  Segment
                            Revenues     Revenues   Revenues   EBIT   Amortization Expenditures Assets
                          ------------ ------------ --------  ------  ------------ ------------ -------
                                                          In millions
Year Ended December 31,
 1999
Natural Gas
 Transmission...........    $ 1,100      $   106    $ 1,206   $  627      $126        $  261    $ 3,897
Field Services..........      2,883          707      3,590      144       131         1,630      3,739
Trading and Marketing...     11,074          459     11,533       75         7           104      3,823
Global Asset
 Development............        612          165        777      181       104         2,703      6,673
Other Energy Services...        985            4        989      (94)       14            94        612
Real Estate Operations..        233           --        233      176         9           368        983
Other Operations........        (15)          44         29      (41)       27            17      1,356
Eliminations and
 Minority Interests.....         --       (1,485)    (1,485)      92        --            --       (483)
                            -------      -------    -------   ------      ----        ------    -------
  Total Consolidated....    $16,872      $    --    $16,872   $1,160      $418        $5,177    $20,600
                            =======      =======    =======   ======      ====        ======    =======
Year Ended December 31,
 1998
Natural Gas
 Transmission...........    $ 1,426      $   102    $ 1,528   $  702      $215        $  290    $ 4,996
Field Services..........      2,094          545      2,639       76        80           304      1,893
Trading and Marketing...      8,614          171      8,785       81        11             8      3,233
Global Asset
 Development............        237           82        319       64        31         1,027      2,061
Other Energy Services...        521           --        521       10        12            41        376
Real Estate Operations..        181           --        181      142         6           217        724
Other Operations........        (14)          26         12        5        30            27        759
Eliminations and
 Minority Interests.....         --         (926)      (926)      57        --            --       (186)
                            -------      -------    -------   ------      ----        ------    -------
  Total Consolidated....    $13,059      $    --    $13,059   $1,137      $385        $1,914    $13,856
                            =======      =======    =======   ======      ====        ======    =======
Year Ended December 31,
 1997
Natural Gas
 Transmission...........    $ 1,468      $   104    $ 1,572   $  624      $229        $  247    $ 5,059
Field Services..........      2,481          574      3,055      157        71           157      1,855
Trading and Marketing...      7,411           78      7,489       23         7            18      1,857
Global Asset
 Development............        109           14        123        4         9           348        988
Other Energy Services...        361           15        376       18         6            47        223
Real Estate Operations..        124           --        124       98         4           223        594
Other Operations........        (39)          --        (39)     (73)       16           247        855
Eliminations and
 Minority Interests.....         --         (785)      (785)      22        --            --       (334)
                            -------      -------    -------   ------      ----        ------    -------
  Total Consolidated....    $11,915      $    --    $11,915   $  873      $342        $1,287    $11,097
                            =======      =======    =======   ======      ====        ======    =======

  In 1999, foreign operations consisted of 13% of consolidated revenues, of which 12% was from Canadian operations, and 26% of consolidated long-lived assets, of which 20% related to Latin American operations. Foreign operations were not material for 1998 and 1997.

                            DUKE CAPITAL CORPORATION

4. Regulatory Matters

  Natural Gas Transmission. The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order
636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved Texas Eastern Transmission Corporation's (TETCO) settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994 settlement, TETCO's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. In 1998, TETCO favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax). In addition, the FERC approved a settlement filed by TETCO, which accelerates recovery of natural gas transition costs. The 1998 settlement is not expected to have a material adverse effect on the consolidated results of operations or financial position.

  In 1992, Panhandle Eastern Pipe Line Company (PEPL), a former subsidiary of the Company, placed into effect, subject to refund, general rate increases. On February 26, 1997, the FERC approved PEPL's settlement agreement, which provided final resolution of refund matters and established prospective rates. The agreement terminated other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to FERC Order 636. As a result of the resolution of these and certain other proceedings, PEPL refunded $38 million to customers in 1997 and recorded earnings before interest and taxes of $33 million.

  Global Asset Development. Three California electric generating plants, Moss Landing, South Bay and Oakland, sell electricity under the terms of Reliability Must Run Agreements with the California Independent System Operator, which purchases electricity at FERC regulated rates. Moss Landing and Oakland have entered into settlement agreements with respect to the rates to be paid to them by the Independent System Operator. Those settlements were approved by the FERC in January 2000. South Bay has not reached a final agreement with respect to its electric rates and, therefore, its rates are subject to partial refund or surcharge. Management believes that the final resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

5. Income Taxes

  Income Tax Expense

                                                                For the Years
                                                                Ended December
                                                                     31,
                                                                ---------------
                                                                1999  1998 1997
                                                                ----  ---- ----
                                                                 In millions
   Current income taxes
     Federal................................................... $ 38  $200 $ 96
     State.....................................................   42    40   28
                                                                ----  ---- ----
       Total current income taxes..............................   80   240  124
                                                                ----  ---- ----
   Deferred income taxes, net
     Federal...................................................  168    59  122
     State.....................................................  (11)   11   11
                                                                ----  ---- ----
       Total deferred income taxes, net........................  157    70  133
                                                                ----  ---- ----
   Total income tax expense.................................... $237  $310 $257
                                                                ====  ==== ====

                            DUKE CAPITAL CORPORATION

5. Income Taxes -- Continued

  Income Tax Expense Reconciliation to Statutory Rate

                                                               For the Years
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
                                                                In millions
   Income tax, computed at the statutory rate of 35%.......... $255  $290  $223
   Adjustments resulting from:
     State income tax, net of federal income tax effect.......   20    33    25
     Favorable resolution of tax issues.......................  (30)   --    --
     Other items, net.........................................   (8)  (13)    9
                                                               ----  ----  ----
       Total income tax expense............................... $237  $310  $257
                                                               ----  ----  ----
   Effective tax rate......................................... 32.6% 37.3% 40.3%
                                                               ====  ====  ====

  Net Deferred Income Tax Liability Components

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                In millions
   Deferred credits and other liabilities.................... $    95  $   108
   Alternative minimum tax credit carryforward...............      --       30
   Other.....................................................      24        7
                                                              -------  -------
     Total deferred income tax assets........................     119      145
   Valuation allowance.......................................     (62)     (52)
                                                              -------  -------
     Net deferred income tax assets..........................      57       93
                                                              -------  -------
   Investments and other assets..............................    (140)    (109)
   Prefunded pension costs...................................    (108)    (103)
   Property, plant and equipment.............................  (1,064)  (1,025)
   Regulatory assets and deferred debits.....................     (52)     (91)
   Natural gas transition costs..............................     (28)     (62)
   Other.....................................................     (45)     (66)
                                                              -------  -------
     Total deferred income tax liabilities...................  (1,437)  (1,456)
                                                              -------  -------
   State deferred income tax, net of federal tax effect......    (118)     (97)
                                                              -------  -------
   Net deferred income tax liability......................... $(1,498) $(1,460)
                                                              =======  =======

  The change in the net deferred income tax liability from 1998 to 1999 differs from the 1999 deferred income tax expense as a result of the removal of net deferred income tax liabilities due to the sale of the PEPL Companies and Trunkline LNG.

6. Risk Management and Financial Instruments

  Commodity Derivatives. The Company, primarily through Trading and Marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy

                            DUKE CAPITAL CORPORATION

6. Risk Management and Financial Instruments -- Continued

commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

  Commodity Derivatives -- Trading. The Company engages in the trading of commodity derivatives, and therefore experiences net open positions. The Company manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of the Company's commodity risk portfolio was approximately 20 months at December 31, 1999.

  Net Gains Recognized from Trading Commodity Derivatives

                                                                 1999 1998 1997
                                                                 ---- ---- ----
                                                                  In millions
   Natural gas.................................................. $83  $114 $34
   Electricity..................................................  41    14  (a)

  --------
  (a) Not material.

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Trading Purposes

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
   Natural gas, in billion cubic feet...........................  36,285  11,149
   Electricity, in gigawatt hours............................... 469,371 112,867

  Fair Values of Commodity Derivatives -- Trading

                                                 1999               1998
                                          ------------------ ------------------
                                          Assets Liabilities Assets Liabilities
                                          ------ ----------- ------ -----------
                                                       In millions
   Fair value at December 31
     Natural gas......................... $2,953   $2,855    $1,275   $1,179
     Electricity.........................  1,302    1,271       578      570
   Average fair values for the year
     Natural gas.........................  2,388    2,269       805      757
     Electricity.........................    962      900       420      416

  Commodity Derivatives -- Non-Trading. At December 31, 1999 and 1998, the Company held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for certain power and NGL production facilities. At December 31, 1999, these commodity derivatives extended for periods up to ten years. The gains, losses and costs related to non-trading commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 1999 and 1998, the Company had unrealized net gains (losses) of $(121) million and $10 million, respectively, related to non-trading commodity derivatives. The determination of unrealized net gains (losses) requires judgment in interpreting market data and developing estimates of fair value. Accordingly, the

                            DUKE CAPITAL CORPORATION

6. Risk Management and Financial Instruments -- Continued

unrealized net gains (losses) as of December 31, 1999 and 1998 are not necessarily indicative of the amounts the Company could have realized in the current market.

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Non-Trading Purposes

                                                                     1999  1998
                                                                    ------ -----
   Natural gas, in billion cubic feet..............................    592   218
   Electricity, in gigawatt hours.................................. 45,672 9,764
   Power capacity, in megawatt months.............................. 25,950    --
   Oil, in thousands of barrels.................................... 32,764 4,875

  Foreign Currency Derivatives. Trading and Marketing enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. As of December 31, 1999, the agreements had a notional contract amount of approximately $762 million, beginning in the year 2000 and extending to the year 2005, and had a weighted average fixed exchange rate of 1.470 Canadian dollars to U.S. dollars. As of December 31, 1998, the agreements had a notional contract amount of approximately $120 million, beginning in the year 2000 and extending to the year 2005, and had a weighted average fixed exchange rate of 1.472 Canadian dollars to U.S. dollars. The fair value of foreign currency swap agreements was not material at December 31, 1999 or 1998.

  In anticipation of the tender offer for Paranapanema (see Note 15 to the Consolidated Financial Statements), the Company entered into foreign currency forward contracts to obtain Brazilian reais. As of December 31, 1999, the forward contracts had a notional amount of $280 million at an average exchange rate of 1.8496 Brazilian reais to U.S. dollars which approximated fair value.

  Market and Credit Risk. New York Mercantile Exchange (Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions previously described, the Company is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, the Company analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The change in market value of exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.

  Financial Instruments. The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1999 and 1998 are not necessarily indicative of the amounts the Company could have realized in current market exchanges. The majority of the estimated fair value amounts were obtained from independent parties.

  Financial Instruments

                                                1999               1998
                                         ------------------ ------------------
                                          Book  Approximate  Book  Approximate
                                         Value  Fair Value  Value  Fair Value
                                         ------ ----------- ------ -----------
                                                      In millions
   Long-term debt (a)................... $5,596   $5,557    $3,142   $3,341
   Guaranteed preferred beneficial
    interests in subordinated notes of
    Duke Capital or subsidiaries........    823      730       580      590

  --------
  (a) Includes current maturities.

                            DUKE CAPITAL CORPORATION

6. Risk Management and Financial Instruments -- Continued

  The fair value of cash and cash equivalents, notes receivable, notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

  Guarantees made on behalf of affiliates or recourse provisions from affiliates have no book value associated with them, and there are no fair values readily determinable since quoted market prices are not available.

7. Investment in Affiliates

  Investments in domestic and international affiliates which are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $6 million and $5 million in 1999 and 1998, respectively. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Income and Comprehensive Income as Other Operating Revenues.

  Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport gas from Canada to the U.S. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, L.L.C.

  Field Services. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% interest in TEPPCO.

  Global Asset Development. Global Asset Development has investments in various natural gas and electric generation and transmission facilities in its targeted geographic areas. Significant investments include a 50% indirect interest in VMC Generating Company, a merchant electric generating company, a 36.8% indirect interest in American Ref-Fuel Company and a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

  Real Estate Operations. Investments include various real estate development projects.

  Other Operations. Investments include a 20% interest in the BellSouth PCS L.P. joint venture, which provides wireless personal communication services.

                            DUKE CAPITAL CORPORATION

7. Investment In Affiliates -- Continued

Investment in Affiliates

                                  December 31, 1999             December 31, 1998             December 31, 1997
                            -----------------------------  ----------------------------  ----------------------------
                            Domestic International Total   Domestic International Total  Domestic International Total
                            -------- ------------- ------  -------- ------------- -----  -------- ------------- -----
                                                                  In millions
Natural Gas Transmission..    $ 67       $ 83      $  150    $104       $ 37      $141     $ 67       $ --      $ 67
Field Services............     439         --         439     303         --       303      160         --       160
Global Asset Development..     425        224         649     171        223       394      174        208       382
Other Energy Services.....      51          6          57      19         23        42       16         10        26
Real Estate Operations....      11         --          11       5         --         5        2         --         2
Other Operations..........      (7)        --          (7)     17         --        17       36         13        49
                              ----       ----      ------    ----       ----      ----     ----       ----      ----
    Total.................    $986       $313      $1,299    $619       $283      $902     $455       $231      $686
                              ====       ====      ======    ====       ====      ====     ====       ====      ====
Equity in Earnings of Investment
                                                             For the years ended:
                            -----------------------------------------------------------------------------------------
                                  December 31, 1999             December 31, 1998             December 31, 1997
                            -----------------------------  ----------------------------  ----------------------------
                            Domestic International Total   Domestic International Total  Domestic International Total
                            -------- ------------- ------  -------- ------------- -----  -------- ------------- -----
                                                                  In millions
Natural Gas Transmission..    $ 16       $  9      $   25    $ 14       $  3      $ 17     $  8       $ --      $  8
Field Services ...........      44         --          44       9         --         9       19         --        19
Global Asset Development..      47         10          57      50         18        68        8         21        29
Other Energy Services.....      10          3          13       1         13        14        4          8        12
Real Estate Operations....       3         --           3      --         --        --       --         --        --
Other Operations..........     (30)        --         (30)    (29)        --       (29)     (30)        --       (30)
                              ----       ----      ------    ----       ----      ----     ----       ----      ----
   Total..................    $ 90       $ 22      $  112    $ 45       $ 34      $ 79     $  9       $ 29      $ 38
                              ====       ====      ======    ====       ====      ====     ====       ====      ====

Summarized Combined Financial Information of Unconsolidated Subsidiaries

                                                                              December 31,
                                                                          --------------------
                                                                           1999   1998   1997
                                                                          ------ ------ ------
                                                                              In millions
Balance Sheet
  Current Assets........................................................  $1,544 $  848 $  642
  Noncurrent Assets.....................................................   7,826  7,340  5,868
  Current Liabilities...................................................   1,155  1,084    758
  Noncurrent Liabilities................................................   4,727  3,884  3,257
                                                                          ------ ------ ------
    Net Assets..........................................................  $3,488 $3,220 $2,495
                                                                          ====== ====== ======
Income Statement
  Operating Revenues....................................................  $3,510 $1,667 $  905
  Operating Expenses....................................................   3,104  1,166    703
    Net Income..........................................................     193    263     72

  The Company had outstanding notes receivable from certain affiliates of $72 million and $80 million at December 31, 1999 and 1998, respectively.

                            DUKE CAPITAL CORPORATION

8. Property, Plant and Equipment

  Property, Plant and Equipment

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  In millions
   Natural gas transmission.................................... $ 4,473 $ 6,194
   Non-regulated generation....................................   4,457     837
   Gathering and processing....................................   2,428   1,409
   Construction work in progress...............................     881     469
   Other property and equipment................................   1,403   2,111
                                                                ------- -------
     Total Property, Plant and Equipment....................... $13,642 $11,020
                                                                ======= =======

  Accumulated Depreciation

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                   In millions
   Natural gas transmission...................................... $1,217 $2,585
   Gathering and processing......................................    528    482
   Non-regulated generation......................................    493     26
   Other.........................................................    237    773
                                                                  ------ ------
     Total Accumulated Depreciation.............................. $2,475 $3,866
                                                                  ====== ======

                            DUKE CAPITAL CORPORATION

9. Debt and Credit Facilities

Long-term Debt

                                                                 December 31,
                                                                 --------------
                                                      Year Due    1999    1998
                                                    ------------ ------  ------
                                                                  In millions
Duke Capital Corporation
Senior Notes:
  6 1/4% -- 7 1/2%................................  2004 -- 2009 $1,250  $  250
  6 3/4% -- 8%....................................  2018 -- 2019    650     150
Commercial paper, 5.91% and 5.73% weighted-average
 rate at December 31, 1999 and 1998,
 respectively.....................................                  500     500
Note payable to affiliate 5.03% and 4.68%
 weighted-average rate at December 31, 1999 and
 1998, respectively...............................                   83      24
PanEnergy
Bonds:
  7 3/4%..........................................      2022        328     328
  8 5/8% Debentures...............................      2025        100     100
Notes:
  7% -- 9.9%, maturing serially...................  2003 -- 2006    395     395
  Notes matured during 1999.......................                   --     114
TETCO
Notes:
  8% -- 10 3/8%...................................  2000 -- 2004    500     500
  Medium-term, Series A, 7.64% -- 9.07%...........  2001 -- 2012     51     100
Algonquin Gas Transmission Company
  9.13%...........................................      2003        100     100
Crescent Resources, Inc. (a)
Construction and mortgage loans, 5.86% -- 7.26%...  2000 -- 2011     46      69
Revolving credit facilities, 5.98% weighted-aver-
 age rate at December 31, 1998....................      2001         --     100
Global Asset Development
Medium-term note, 7.25%...........................      2004        162      --
Credit facilities, 6.01% weighted-average rate at
 December 31, 1999................................      2002        460      --
Notes:
  7.69% -- 18%....................................  2000 -- 2005    107      33
  7.8%............................................  2004 -- 2013    161      --
  6% -- 10% (b)...................................  2013 -- 2017    485      --
Capital leases....................................  2009 -- 2028    207      --
Notes matured during 1999.........................                   --      78
Other debt of subsidiaries                                           34     313
Unamortized debt discount and premium, net........                  (23)    (12)
                                                                 ------  ------
Total long-term debt..............................                5,596   3,142
Current maturities of long-term debt..............                 (277)   (258)
                                                                 ------  ------
Total long-term portion...........................               $5,319  $2,884
                                                                 ======  ======

--------
(a) Substantial amounts of Crescent Resources' real estate development projects, land and buildings were pledged as collateral.
(b) Paranapanema (Brazil) debt, principal is indexed annually to inflation.

                            DUKE CAPITAL CORPORATION

9. Debt and Credit Facilities -- Continued
  Annual Maturities

                                                                     In millions
   2000.............................................................    $277
   2001.............................................................     152
   2002.............................................................     219
   2003.............................................................     345
   2004.............................................................     852

  Annual maturities exclude $428 million of long-term debt that matures after 2004 which have call options whereby the Company has the option to repay the debt early. Based on the years in which the Company may first exercise their redemption options, $328 million could potentially be repaid in 2002 and $100 million thereafter.

  Credit Facilities

                                   December 31, 1999      December 31, 1998
                                 ---------------------- ----------------------
                                   Credit                 Credit
                                 Facilities Outstanding Facilities Outstanding
                                 ---------- ----------- ---------- -----------
                                                  In millions
   364-day facilities (a).......   $  823      $ 10       $  600      $ --
   Three-year revolving
    facilities..................      565       450           --        --
   Four-year revolving
    facilities..................      125        --          125       100
   Five-year revolving
    facilities (a)..............      950        --          950        --
                                   ------      ----       ------      ----
     Total Consolidated.........   $2,463      $460       $1,675      $100
                                   ======      ====       ======      ====

  --------
  (a) Supported commercial paper facilities.

  Notes Payable and Commercial Paper

                                                                     December
                                                                       31,
                                                                    -----------
                                                                    1999   1998
                                                                    -----  ----
                                                                        In
                                                                     millions
   Credit facilities outstanding................................... $ 460  $100
   Note payable....................................................    86     4
   Commercial paper outstanding....................................   580   525
                                                                    -----  ----
                                                                    1,126   629
   Less portion classified as long-term
     Credit facilities.............................................  (460) (100)
     Note payable..................................................   (83)   --
     Commercial paper..............................................  (500) (500)
                                                                    -----  ----
   Portion classified as short-term................................ $  83  $ 29
                                                                    =====  ====

  The weighted average interest rate on outstanding short-term notes payable and commercial paper at December 31, 1999 and 1998 was 5.46% and 5.73%, respectively.

                            DUKE CAPITAL CORPORATION

10. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital Corporation

  The Company has formed business trusts for which it owns all the respective common securities. The trusts issue and sell preferred securities and invest the gross proceeds in assets of the trusts. Substantially all the assets of each trust are junior subordinated notes issued by the Company.

  Trust Preferred Securities

                                            December
                                               31,
                                            ----------
                                                          Junior Subordinated
   Issued                             Rate  1999  1998           Notes
   ------                            ------ ----  ----  ------------------------
                                               In
                                            millions
     1998........................... 7 3/8% $250  $250  7 3/8% Series A due 2038
     1998........................... 7 3/8%  350   350  7 3/8% Series B due 2038
     1999........................... 8 3/8%  250    --  8 3/8% Series C due 2029
   Unamortized debt discount........         (27)  (20)
                                            ----  ----
                                            $823  $580
                                            ====  ====

  These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the Company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $52 million and $18 million related to the trust preferred securities have been included in the Consolidated Statements of Income as Minority Interests for the year ended December 31, 1999 and 1998, respectively.

11. Commitments and Contingencies

  Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

  Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at five federal Superfund sites and one state Superfund site. While the cost of remediation of the remaining sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of the Company, had completed clean up of PCB contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

  Under terms of the agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, the Company is obligated to complete clean-up of previously identified contamination at certain agreed-upon sites on the PEPL and Trunkline systems. These clean-up programs are expected to continue until 2001. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the EPA and appropriate state regulatory agencies on these matters.

                            DUKE CAPITAL CORPORATION

11. Commitments and Contingencies -- Continued

  At December 31, 1999 and 1998, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, as Environmental Clean-up Costs.

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

  Litigation. Under the terms of the agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, the Company is retaining certain legal and tax liabilities, including the matter specifically discussed below.

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

  The Company and its subsidiaries are also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

  Other Commitments and Contingencies. Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

                            DUKE CAPITAL CORPORATION

11. Commitments and Contingencies -- Continued

  In the normal course of business, certain of the Company's subsidiaries and affiliates enter into various contracts for energy services that contain certain schedule and performance requirements. The Company and certain subsidiaries of the Company had guaranteed performance under some of these contracts in the amount of approximately $2.5 billion and $1.2 billion as of December 31, 1999 and 1998, respectively. In addition, certain subsidiaries of the Company have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit, all of which totaled approximately $842 million and $481 million as of December 31, 1999 and 1998, respectively. The increase in the amount of these obligations is due to the increased construction activities at Duke Energy North America and Duke/Fluor Daniel. Management monitors and approves these obligations and believes it is unlikely that the Company would be required to perform or otherwise incur any material losses associated with the above obligations.

  Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

  Leases. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $44 million, $41 million and $42 million in 1999, 1998 and 1997, respectively. Future minimum rental payments under the Company's various operating leases for the years 2000 through 2004 are $36 million, $30 million, $23 million, $20 million and $17 million, respectively.

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

  Effective with the merger with Duke Energy, each share of PanEnergy common stock, outstanding immediately prior to the merger, was converted into the right to receive 1.0444 shares of Duke Energy common stock. Each option to purchase PanEnergy common stock, outstanding prior to the merger, was assumed by Duke Energy and became exercisable upon the same terms as under the applicable PanEnergy stock option plan and option agreement, except that these options became options to purchase shares of Duke Energy common stock, appropriately adjusted.

13. Employee Benefit Plans

  Retirement Plans. Certain employees of the Company and its subsidiaries participate in either the following Duke Energy or PanEnergy retirement plans. Duke Energy and its subsidiaries maintain a non-contributory defined benefit retirement plan covering most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits.

  On December 31, 1998, all defined benefit retirement plans maintained by Duke Energy and its subsidiaries, except for the PanEnergy retirement plan, were merged to form the Duke Energy Retirement Cash Balance Plan (Duke Energy Plan). The plan merger changed the benefit for certain participants, from a formula based primarily on benefit accrual service and highest average earnings, to a cash balance formula.

  Through December 31, 1998, the PanEnergy retirement plan provided retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and

                            DUKE CAPITAL CORPORATION

13. Employee Benefit Plans -- Continued

highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula.

  In connection with the 1999 sale of the Midwest Pipelines to CMS, benefit accruals under the PanEnergy plan were frozen on December 31, 1998 for all participants who, as a result of the sale, became employees of CMS and its subsidiaries. Once the transfer of the benefit obligation and related assets of the affected participants to CMS was completed, the PanEnergy plan was merged into the Duke Energy Plan.

  The Company's policy and Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. On December 30, 1997, assets and related liabilities of $236 million and $204 million, respectively, for certain PanEnergy plan participants were transferred to the Duke Energy plan. As a result of this transfer, no contributions to the Duke Energy plan were necessary in 1999 or 1998.

  The fair market value of Duke Energy's plan assets was $3,121 million and $2,922 million for December 31, 1999 and 1998, respectively. The projected benefit obligation was $2,446 million and $2,540 million for December 31, 1999 and 1998, respectively. The amount of pre-funded pension cost allocated to the Company as of December 31, 1999 and 1998 was $312 million and $337 million, respectively.

  Assumptions Used for Pension and Other Postretirement Benefits Accounting
  (a)

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                     Percent
   Discount rate................................................. 7.50 6.75 7.25
   Salary increase............................................... 4.50 4.67 4.15
   Expected long-term rate of return on plan assets.............. 9.25 9.25 9.25

  --------
  (a) Reflects weighted averages across all plans.

  The Company's net periodic pension benefit, including amounts allocated by Duke Energy, for the years ending December 31, 1999, 1998 and 1997 was $25 million, $37 million and $19 million, respectively. In 1998, a significant amount of lump sum payouts was made from the plan resulting in a settlement gain of $10 million.

  Duke Energy also sponsors, and the Company participates in, an employee savings plan, which covers substantially all employees. The Company expensed plan contributions, including amounts allocated by Duke Energy, of $21 million, $21 million and $19 million in 1999, 1998 and 1997, respectively.

  Other Postretirement Benefits. The Company and most of its subsidiaries, in conjunction with Duke Energy, provides certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

  Benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $327 million and $305 million at December 31, 1999 and 1998, respectively. The accumulated

                            DUKE CAPITAL CORPORATION

13. Employee Benefit Plans -- Continued

postretirement benefit obligation was $562 million and $625 million at December 31, 1999 and 1998, respectively.

  It is the Company's and Duke Energy's general policy to fund accrued postretirement health care costs. Duke Energy funds postretirement benefits through various mechanisms, including retired lives reserves, voluntary employee's beneficiary association trusts and 401(h) funding.

  The Company's net periodic postretirement benefit cost, including amounts allocated by Duke Energy, for the years ended December 31, 1999, 1998 and 1997, was $12 million, $19 million and $17 million, respectively.

  For measurement purposes, a 5.0% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

  Duke Energy's Sensitivity to Changes in Assumed Health Care Cost Trend
  Rates

                                                 1-Percentage-  1-Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                          In millions
   Effect on total of service and interest cost
    components.................................       $ 3            $ (2)
   Effect on postretirement benefit
    obligation.................................       $34            $(24)

14. Related Party Transactions

  Certain balances due to or due from related parties included in the Consolidated Balance Sheets at December 31, 1999 and 1998 are as follows:

                                                                       1999 1998
                                                                       ---- ----
                                                                          In
                                                                       millions
   Receivables........................................................ $ -- $  6
   Notes receivable...................................................  479   --
   Accounts payable...................................................  284  129
   Taxes accrued......................................................  570   73

  Operating revenues of $99 million, $85 million and $18 million related to intercompany sales to Duke Energy are included in the Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997, respectively. Notes Receivable from related parties are classified as Other in Investments and Other Assets on the Consolidated Balance Sheets.

15. Subsequent Events

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Field Services' gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. Under the terms of the agreements, the new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both Duke Energy and Phillips Petroleum. At closing, Duke Energy will own about 70% of the new company and Phillips Petroleum will own about 30%. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions.

                            DUKE CAPITAL CORPORATION

15. Subsequent Events -- Continued

  On January 4, 2000, Duke Energy announced that it had entered into a definitive agreement to purchase, for $386 million, 100% of the stock of El Paso Energy Corporation's wholly owned subsidiary, East Tennessee Natural Gas Company, a 1,100-mile pipeline that crosses Duke Energy's TETCO pipeline and serves the southeastern region of the U.S.

  Both transactions are subject to regulatory approval and are expected to close in the first quarter of 2000.

  In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increases Duke Energy's economic ownership from approximately 44% to approximately 95%.

16. Quarterly Financial Data (Unaudited)

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter  Total
                                        ------- ------- ------- ------- -------
                                                      In millions
   1999
   Operating revenues.................. $3,117  $3,618  $5,116  $5,021  $16,872
   Operating income....................    237     227     280     298    1,042
   EBIT................................    272     242     281     365    1,160
   Income before extraordinary item....     99     134     107     150      490
   Net income..........................    759     134     107     150    1,150
   1998
   Operating revenues.................. $3,093  $2,895  $3,881  $3,190  $13,059
   Operating income....................    257     209     264     306    1,036
   EBIT................................    303     219     280     335    1,137
   Income before extraordinary item....    147     108     117     147      519
   Net income..........................    139     108     117     147      511

                            DUKE CAPITAL CORPORATION

                          INDEPENDENT AUDITORS' REPORT

Duke Capital Corporation:

  We have audited the accompanying consolidated balance sheets of Duke Capital Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 11, 2000

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

  The financial statements of Duke Capital Corporation and subsidiaries (the Company) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

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

/s/ Sandra P. Meyer
Sandra P. Meyer
Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

    Consolidated Financial Statements

      Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Common Stockholder's Equity for the Years
       Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

      Independent Auditors Reports

    Quarterly Financial Data (unaudited) (included in Note 16 to the Consolidated Financial Statements)

    All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  A Current Report on Form 8-K filed on December 30, 1999 contained disclosures under Item 5, Other Events, and Item 7, Exhibits.

  (c) Exhibits

  Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

 Exhibit
   No.   Description
 ------- -----------
   3.1   Restated Certificate of Incorporation of registrant (filed with registrant's Form 10, as amended, File No. 0-23977).

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

   4.2 $600,000,000 364-Day Credit Agreement dated as of August 23, 1999, among the registrant, the banks listed therein and The Chase Manhattan
         Bank, as Administrative Agent (filed with Form 10-K of Duke Energy
         Corporation dated March 21, 2000, File No. 1-04928, as Exhibit 10-N).

  10.1   Formation Agreement between PanEnergy Trading and Market Services,
         Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form
         10-K of PanEnergy Corp for the year ended December 31, 1996, File No.
         1-8157, as Exhibit 2.02).


 Exhibit
   No.   Description
 ------- -----------
  10-2   Stock Purchase Agreement between PanEnergy Corp, Texas Eastern
         Corporation and CMS Energy Corporation, dated as of October 31, 1998
         (filed as Exhibit 10 to Form 8-K of Duke Energy Corporation, File No.
         1-4928, filed November 5, 1998).

  10-3   Merger and Purchase Agreement among Union Pacific Resources Company,
         Union Pacific Fuels, Inc., Duke Energy Field Services, Inc. and DEFS
         Merger Sub Corp., dated as of November 20, 1998 (filed as Exhibit 10 to Form 8-K of Duke Energy Corporation, File No. 1-4928, filed
         December 1, 1998).

 10-4    Contribution Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services L.L.C., dated as of
         December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of the Duke Energy
         Corporation, filed December 30, 1999).

 10-5    Governance Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services L.L.C., dated as of
         December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of the Duke Energy
         Corporation, filed December 30, 1999).

  12*    Computation of Ratios of Earnings to Fixed Charges.

  23*    Independent Auditors' Consent.

  27*    Financial Data Schedule.

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

Date: March 27, 2000                            Duke Capital Corporation
                                                      (registrant)


                                          By:       Richard B. Priory
                                             ----------------------------------
                                                    Richard B. Priory
                                                   Chairman of the Board
                                                       and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  (i)    Principal executive officer:

    /s/ Richard B. Priory
    -------------------------------
    Richard B. Priory
    Chairman of the Board and
    President

  (ii)   Principal financial officer:

    /s/ Richard J. Osborne
    -------------------------------
    Richard J. Osborne
    Vice President and Chief Financial Officer

  (iii)  Principal accounting officer:

    /s/ Sandra P. Meyer
    -------------------------------
    Sandra P. Meyer
    Controller

  (iv)   A majority of the Directors:

    /s/ Richard B. Priory
    -------------------------------
    Richard B. Priory

    /s/ Harvey J. Padewer
    -------------------------------
    Harvey J. Padewer

    /s/ Fred J. Fowler
    -------------------------------
    Fred J. Fowler

    /s/ Richard J. Osborne
    -------------------------------
    Richard J. Osborne

Date: March 27, 2000