Form 10-Q
period 2000-03-31
DUKE CAPITAL CORP
filed 2000-05-12
CIK 1051116

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


         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 0-23977



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

Number of shares of Common Stock, no par value, outstanding at
  April 28, 2000...........................................................1,010

                            DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

ITEM                                                                                                        PAGE
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
                  March 31, 2000 and 1999....................................................................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999............2
         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................10

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................18
6.   Exhibits and Reports on Form 8-K.......................................................................18
     Signatures.............................................................................................19

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            DUKE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                            Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2000        1999
                                                            -------      -------
OPERATING REVENUES
      Sales, trading and marketing of natural gas
         and petroleum products                             $ 4,268      $ 2,014
      Trading and marketing of electricity                    1,211          439
      Transportation and storage of natural gas                 259          379
      Electric generation                                       134           37
      Other                                                     253          266
                                                            -------      -------
           Total operating revenues                           6,125        3,135
                                                            -------      -------
OPERATING EXPENSES
      Natural gas and petroleum products purchased            4,040        1,940
      Purchased power                                         1,137          404
      Other operation and maintenance                           444          415
      Depreciation and amortization                             118           89
      Property and other taxes                                   36           32
                                                            -------      -------
           Total operating expenses                           5,775        2,880
                                                            -------      -------
OPERATING INCOME                                                350          255

OTHER INCOME AND EXPENSES                                        81           17
                                                            -------      -------
EARNINGS BEFORE INTEREST AND TAXES                              431          272

INTEREST EXPENSE                                                113           65

MINORITY INTERESTS                                               20           29
                                                            -------      -------
EARNINGS BEFORE INCOME TAXES                                    298          178

INCOME TAXES                                                    113           79
                                                            -------      -------
INCOME BEFORE EXTRAORDINARY ITEM                                185           99

EXTRAORDINARY GAIN, NET OF TAX                                    -          660
                                                            -------      -------
NET INCOME                                                      185          759
                                                            -------      -------
OTHER COMPREHENSIVE INCOME, NET OF TAX

      Foreign currency translation adjustments                   (1)           -
                                                            -------      -------

TOTAL COMPREHENSIVE INCOME                                  $   184      $   759
                                                            =======      =======

         See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  ------------------
                                                                                    2000      1999
                                                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                               $     185  $    759
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                        119        95
                 Extraordinary (gain) loss, net of tax                                  -      (660)
                 Deferred income taxes                                                  7        (5)
                 Transition cost recoveries (payments), net                            24        23
                 (Increase) decrease in
                      Receivables                                                     (71)       55
                      Inventory                                                        22        19
                      Other current assets                                            (30)       (3)
                 Increase (decrease) in
                      Accounts payable                                                641       (58)
                      Taxes accrued                                                  (491)       70
                      Interest accrued                                                 26       (11)
                      Other current liabilities                                      (125)       (4)
                 Other, net                                                          (167)       47
                                                                                  --------  --------
                      Net cash provided by operating activities                       140       327
                                                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital and investment expenditures                                         (1,497)   (1,961)
       Proceeds from sale of subsidiaries                                               -     1,900
       Proceeds from sales and other, net                                              87        20
                                                                                  --------  --------
                      Net cash used in investing activities                        (1,410)      (41)
                                                                                  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from the issuance of
            Long-term debt                                                            144       318
            Guaranteed preferred beneficial interests in subordinated notes of
                 Duke Capital Corporation
       Payments for the redemption of long-term debt                                 (171)      (26)
       Net change in notes payable and commercial paper                             1,065       (20)
       Other, net                                                                      (3)      (58)
                                                                                  --------  --------
                      Net cash provided by financing activities                     1,035       214
                                                                                  --------  --------

Net increase in cash and cash equivalents                                            (235)      500
Cash received from business acquisitions                                                6         -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      585        64
                                                                                  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     356  $    564
                                                                                  ========  ========

SUPPLEMENTAL DISCLOSURES
       Cash paid for interest, net of amount capitalized                        $      84  $     78
       Cash paid for income taxes                                               $      39  $     65


                     See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                March 31,            December 31,
                                                                   2000                  1999
                                                               (unaudited)
                                                            -------------------    ------------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                      $    356              $    585
       Receivables                                                       3,295                 2,957
       Inventory                                                           281                   267
       Current portion of regulatory assets                                 57                    81
       Unrealized gains on mark-to-market transactions                   1,281                 1,118
       Other                                                               454                   344
                                                            -------------------    ------------------
            Total current assets                                         5,724                 5,352
                                                            -------------------    ------------------

INVESTMENTS AND OTHER ASSETS
       Investments in affiliates                                         1,316                 1,299
       Pre-funded pension costs                                            340                   340
       Goodwill, net                                                       997                   774
       Notes receivable                                                    353                   154
       Unrealized gains on mark-to-market transactions                     936                   690
       Other                                                               662                   664
                                                            -------------------    ------------------
            Total investments and other assets                           4,604                 3,921
                                                            -------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT
       Cost                                                             15,523                13,642
       Less accumulated depreciation and amortization                    2,201                 2,475
                                                            -------------------    ------------------
            Net property, plant and equipment                           13,322                11,167
                                                            -------------------    ------------------

REGULATORY ASSETS AND DEFERRED DEBITS                                      165                   160
                                                            -------------------    ------------------

       TOTAL ASSETS                                                   $ 23,815              $ 20,600
                                                            ===================    ==================

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                          March 31,             December 31,
                                                             2000                   1999
                                                         (unaudited)
                                                         -----------            ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
       Accounts payable                                   $  2,891               $  2,106
       Notes payable and commercial paper                    1,205                     83
       Taxes accrued                                           261                    738
       Interest accrued                                        110                     83
       Current maturities of long-term debt                    299                    277
       Unrealized losses on mark-to-market transactions      1,404                  1,241
       Other                                                 1,694                    600
                                                         -----------            ------------
            Total current liabilities                        7,864                  5,128
                                                         -----------            ------------

LONG-TERM DEBT                                               5,306                  5,319
                                                         -----------            ------------

DEFERRED CREDITS AND OTHER LIABILITIES
       Deferred income taxes                                 1,834                  1,475
       Environmental clean-up liabilities                       88                    101
       Unrealized losses on mark-to-market transactions        576                    438
       Other                                                   634                    657
                                                         -----------            ------------
            Total deferred credits and other liabilities     3,132                  2,671
                                                         -----------            ------------

MINORITY INTERESTS                                           1,052                  1,200
                                                         -----------            ------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
       NOTES OF DUKE CAPITAL CORPORATION                       823                    823
                                                         -----------            ------------

COMMON STOCKHOLDER'S EQUITY
       Common stock, no par, 3,000 shares authorized,
            1,010 shares outstanding                             -                      -
       Paid-in capital                                       3,196                  3,200
       Retained Earnings                                     2,445                  2,261
       Accumulated other comprehensive income                   (3)                    (2)
                                                         -----------            ------------
            Total common stockholder's equity                5,638                  5,459
                                                         -----------            ------------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 23,815               $ 20,600
                                                         ===========            ============


         See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its seven business segments:
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. With the purchase of East Tennessee Natural Gas Company in March 2000, Natural Gas Transmission also began serving the southeastern region of the U.S. (see
Note 4 to the consolidated Financial Statements). The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission.

Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids. Field Services operated gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian basin, Mid-Continent and onshore and offshore Gulf Coast areas. On March 31, 2000 Field Services completed its combination with Phillips Petroleum's Gas Gathering, Processing and Marketing unit. See Note 4 to the Consolidated Financial Statements for additional information.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. The Company owns a 60% interest in Trading and Marketing's energy trading operations, with Exxon Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by the Company.

North American Wholesale Energy develops, owns and operates power generation facilities in North America providing merchant wholesale power. It conducts its operations through Duke Energy North America, LLC.

International Energy develops, owns and operates energy-related facilities worldwide providing energy trading, marketing and natural gas and power development and operations. It conducts its operations through Duke Energy International, LLC (DEI).

Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

Duke Ventures is comprised of Crescent Resources, Inc. (Crescent), DukeNet Communications (DukeNet) and Duke Capital Partners. Crescent develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers. Duke Capital Partners is a newly formed, wholly owned finance company that plans to provide lending, investment banking and asset management services to the wholesale and commercial energy markets.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption.

EXTRAORDINARY ITEM. On March 29, 1999, wholly owned subsidiaries of the Company sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation
(CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.       RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 are as follows:

---------------------------------------- ------------------- ------------------
                                             March 31,         December 31,
IN MILLIONS                                     2000               1999
---------------------------------------- ------------------- ------------------
Receivables                                    $  69                $  -
Notes receivable                                 250                 479
Accounts payable                                 298                 284
Taxes accrued                                    118                 570
---------------------------------------- ------------------- ------------------

4.       BUSINESS ACQUISITIONS

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of the Company subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Final purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

PHILLIPS PETROLEUM GAS GATHERING, PROCESSING AND MARKETING UNIT. On March 31, 2000, the Company, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the approximately $2.1 billion transaction that combined its gas gathering and processing business (Field Services) with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company, named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper on April 3, 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. At March 31, 2000, the cash distribution payable to Phillips Petroleum was accrued and included in Other

Current Liabilities on the Consolidated Balance Sheet. The Company owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%.

Assets and liabilities acquired from Phillips Petroleum have been recorded at preliminary fair values. Goodwill of approximately $237 million was recorded in connection with the transaction and is being amortized over 20 years.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer approximately 19% of its common stock to the public in 2000 in an initial public offering. The proceeds of the offering will be used to reduce the debt described above. DEFS Corporation has filed a registration statement related to the offering with the Securities and Exchange Commission. Such an offering is conditioned upon favorable market conditions. After the offering, Duke Energy and Phillips Petroleum will own 59% and 22%, respectively, of DEFS Corporation.

EAST TENNESSEE NATURAL GAS COMPANY. In March 2000, the Company completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. Assets and liabilities have been recorded at preliminary fair values; there was no amount allocated to goodwill.

DOMINION RESOURCES' HYDROELECTRIC, NATURAL GAS AND DIESEL POWER GENERATION BUSINESSES. In August 1999, DEI reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March 2000, DEI completed the purchase of the businesses in Argentina. Assets and liabilities of the Argentina businesses have been recorded at preliminary fair values; there was no amount allocated to goodwill.

In April 2000, DEI completed the purchase of Dominion Resources' Latin America portfolio by finalizing the purchase of the generation business in Bolivia.

COMPANHIA DE GERACAO DE ENERGIA ELETRICA PARANAPANEMA (PARANAPANEMA). In August 1999, DEI entered a series of transactions to complete a $761 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in Brazil. In January 2000, the Company completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%. The purchase accounting for the acquisition of this additional interest included a reduction of the carrying value of the related assets by approximately $626 million to reflect the difference in the purchase price from the book value of minority interest acquired.

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

-----------------------------------------------------------------------------------------------------
     BUSINESS SEGMENT DATA (In millions)
-----------------------------------------------------------------------------------------------------
                                                                                        Capital and
                                   Unaffiliated Intersegment    Total                    Investment
                                    Revenues     Revenues     Revenues        EBIT      Expenditures
                                   ------------ ------------ ------------ ------------- -------------
THREE MONTHS ENDED
MARCH 31, 2000
Natural Gas Transmission               $  252        $  34       $  286         $152      $    428
Field Services                          1,274          192        1,466           69           128
Trading and Marketing                   4,040          372        4,412           27            97
North American
     Wholesale Energy                     104           38          142           56           238
International Energy                      152            2          154          102           447
Other Energy Services                     272            3          275            7            11
Duke Ventures                              34            -           34           17            64
Other Operations (a)                       (3)          22           19           (5)           84
Eliminations and
     Minority Interests                     -         (663)        (663)           6             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                  $6,125        $   -       $6,125         $431      $  1,497
---------------------------------- ------------ ------------ ------------ ------------- -------------

THREE MONTHS ENDED
MARCH 31, 1999
Natural Gas Transmission              $   378      $    24       $  402         $208       $    42
Field Services                            234          110          344           12         1,445
Trading and Marketing                   2,242           44        2,286           18             5
North American
     Wholesale Energy                      70           11           81           27            86
International Energy                       36            9           45           (1)          296
Other Energy Services                     154            -          154           (5)            8
Duke Ventures                              26            -           26           13            64
Other Operations (a)                       (5)          13            8          (21)           15
Eliminations and
     Minority Interests                     -         (211)        (211)          21             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                 $ 3,135      $     -       $3,135         $272       $ 1,961
---------------------------------- ------------ ------------ ------------ ------------- -------------

-------------------------------------------------------------------
SEGMENT ASSETS (In millions)
-------------------------------------------------------------------
                                      March 31,      December 31,
                                        2000             1999
                                   ---------------- ---------------
Natural Gas Transmission              $ 4,183          $ 3,897
Field Services                          6,356            3,739
Trading and Marketing                   4,864            3,823
North American
     Wholesale Energy                   2,102            2,220
International Energy                    3,831            4,459
Other Energy Services                     747              612
Duke Ventures                           1,083            1,031
Other Operations (a)                    1,476            1,308
Eliminations                             (827)            (489)
                                   ---------------- ---------------
   Total Consolidated                 $23,815          $20,600
---------------------------------- ---------------- ---------------
(a) Includes certain unallocated corporate items.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION. The Company and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material effect on consolidated results of operations or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its seven business segments:
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, net income was $185 million compared to net income of $759 million for the same period in 1999. The decrease in net income was primarily due to the 1999 after-tax extraordinary gain of $660 million resulting from the sale of the Midwest Pipelines. The absence of this gain and higher interest expense in the current year were partially offset by increased segment profit and loss described by segment below.

Operating income for the three months ended March 31, 2000 was $350 million compared to $255 million for the same period in 1999. Earnings before interest and taxes (EBIT) were $431 million and $272 million for the three months ended March 31, 2000 and 1999, respectively. Management evaluates each business segment based on an internal measure of earnings before interest and taxes, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 5 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

------------------------------------------------------------------------
EBIT by Business Segment (In millions)
------------------------------------------------------------------------
                                                 Three Months Ended
                                                     March 31,
                                            ----------------------------
                                                2000           1999
                                            -------------- -------------
Natural Gas Transmission                         $152           $208
Field Services                                     69             12
Trading and Marketing                              27             18
North American Wholesale Energy                    56             27
International Energy                              102             (1)
Other Energy Services                               7             (5)
Duke Ventures                                      17             13
Other Operations                                   (5)           (21)
EBIT attributable to Minority Interests             6             21
                                            -------------- -------------
Consolidated EBIT                                $431           $272
------------------------------------------- -------------- -------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

NATURAL GAS TRANSMISSION

------------------------------------------- -----------------------------
                                                 Three Months Ended
                                                     March 31,
                                            ----------------------------
(In millions, except where noted)               2000           1999
------------------------------------------- -------------- -------------
Operating Revenues                                $286           $402
Operating Expenses                                 146            202
                                            -------------- -------------
Operating Income                                   140            200
Other Income, Net of Expenses                       12              8
                                            -------------- -------------
EBIT                                              $152           $208
                                            ============== =============
Throughput - TBtu (a)                              505           811
--------------------------------------------------------------------------------
(a) Trillion British thermal units.

Natural Gas Transmission's EBIT decreased $56 million for the three months ended March 31, 2000 compared to the same period in 1999. The decrease mainly resulted from the absence of $70 million in 1999 earnings related to the Midwest Pipelines, which were sold to CMS Energy Corporation on March 29, 1999. This decrease was partially offset by a $14 million increase in EBIT, primarily attributable to increased earnings from market-expansion projects and joint ventures, including the Maritimes & Northeast Pipeline which was placed into service in December 1999. EBIT also increased as a result of earnings from East Tennessee Natural Gas Company, which was acquired in March 2000. See Note 4 to the Consolidated Financial Statements for additional information on the acquisition.

FIELD SERVICES

--------------------------------------------------------------- -----------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -------------- -------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------- -------------- -------------
Operating Revenues                                                $1,466           $344
Operating Expenses                                                 1,393            332
                                                                -------------- -------------
Operating Income                                                      73             12
Other Income, Net of Expenses                                         (4)             -
                                                                -------------- -------------
EBIT                                                              $   69          $  12
                                                                ============== =============

Natural Gas Gathered and Processed/Transported, TBtu/d (a)             6.0            3.4
Natural Gas Liquid (NGL) Production, MBbl/d (b)                      231.2          107.6
Natural Gas Marketed, TBtu/d                                           0.5            0.4
Average Natural Gas Price per MMBtu (c)                               $2.52         $1.75
Average NGL Price per Gallon (d)                                      $0.50         $0.23
--------------------------------------------------------------- -------------- -------------

(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

For the three months ended March 31, 2000, EBIT for Field Services increased $57 million compared to the same period in 1999. The increase was primarily due to the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999, and other asset purchases since the first quarter of 1999. Improved average NGL prices, which increased $0.27 per gallon from the prior year, also contributed to the increase in EBIT.

At the end of March 2000, the transaction that combined Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company, named Duke Energy Field Services, LLC. was completed. See Note 4 to the Consolidated Financial Statements for further discussion.

TRADING AND MARKETING

----------------------------------------- -----------------------------
                                               Three Months Ended
                                                   March 31,
                                          -------------- -------------
(In millions, except where noted)             2000           1999
----------------------------------------- -------------- -------------
Operating Revenues                           $4,412         $2,286
Operating Expenses                            4,390          2,257
                                          -------------- -------------
Operating Income                                 22             29
Other Income, Net of Expenses                     2              4
Minority Interest (Benefit) Expense              (3)            15
                                          -------------- -------------
EBIT                                        $    27        $    18
                                          ============== =============

Natural Gas Marketed, TBtu/d                    12.0           11.0
Electricity Marketed, Gigawatt-hours          50,353        21,837
----------------------------------------- -------------- -------------

For the three months ended March 31, 2000, Trading and Marketing's EBIT increased $9 million from the comparable 1999 period. The increase was mainly due to increased earnings from new acquisitions and new businesses, including securing additional gas through additional investment in Canada and adding fertilizer as another commodity to the trading portfolio. Partially offsetting the increase were lower natural gas and electricity trading margins. Lower natural gas and electricity trading margins at the Exxon Mobil Corporation (Exxon Mobil) joint venture resulted in a minority interest benefit for the first quarter of 2000.

NORTH AMERICAN WHOLESALE ENERGY

---------------------------------------- -----------------------------
                                              Three Months Ended
                                                  March 31,
                                         -----------------------------
(In millions, except where noted)            2000           1999
---------------------------------------- -------------- -------------
Operating Revenues                            $142            $81
Operating Expenses                              84             53
                                         -------------- -------------
Operating Income                                58             28
Other Income, Net of Expenses                    2              3
Minority Interest Expense                        4              4
                                         -------------- -------------
EBIT                                          $ 56            $27
                                         ============== =============

Proportional Megawatt Capacity Owned (a)     6,889          5,012
---------------------------------------- -------------- -------------
(a) Includes under construction or under contract.

North American Wholesale Energy's EBIT increased $29 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily attributable to a $49 million increase in income from the sale of interests and investments in generating facilities as a result of North American Wholesale Energy executing its domestic portfolio management strategy. This income was partially offset by reduced earnings from generation facilities in California and increased development costs associated with business expansion.

INTERNATIONAL ENERGY

---------------------------------------------------- ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                     -------------- ------------
(In millions, except where noted)                        2000           1999
---------------------------------------------------- -------------- ------------
Operating Revenues                                        $154            $45
Operating Expenses                                         115             48
                                                     -------------- ------------
Operating Income                                            39             (3)
Other Income, Net of Expenses                               68              4
Minority Interest Expense                                    5              2
                                                     -------------- ------------
EBIT                                                      $102            $(1)
                                                     ============== ============

Proportional Megawatt Capacity Owned (a)                 4,205            906
Proportional Maximum Pipeline Capacity (a), MMcf/d (b)     332            332
---------------------------------------------------- -------------- ------------
(a) Includes under construction or under contract.
(b) Million cubic feet per day.

EBIT for International Energy increased $103 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase included $54 million in other income from the sale of liquefied natural gas ships. Earnings from new projects in Latin America and Australia also contributed $48 million to the increase.

OTHER ENERGY SERVICES

-------------------------------------------- -----------------------------
                                                  Three Months Ended
                                                      March 31,
                                             -----------------------------
(In millions)                                    2000           1999
-------------------------------------------- -------------- -------------
Operating Revenues                              $  275         $  154
Operating Expenses                                 268            159
                                             -------------- -------------
EBIT                                            $    7         $   (5)
-------------------------------------------- -------------- -------------

For the three months ended March 31, 2000, EBIT for Other Energy Services increased $12 million compared to the same period in 1999. The increase was primarily due to decreased operating expenses at Duke Engineering & Services, Inc. and DukeSolutions, Inc. and earnings growth from new projects at Duke/Fluor Daniel.

DUKE VENTURES

-------------------------------------------- -----------------------------
                                                  Three Months Ended
                                                      March 31,
                                             -----------------------------
(In millions)                                    2000           1999
-------------------------------------------- -------------- -------------
Operating Revenues                                 $34            $26
Operating Expenses                                  17             13
                                             -------------- -------------
EBIT                                               $17            $13
-------------------------------------------- -------------- -------------

Duke Ventures' EBIT increased $4 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase primarily resulted from reduced operating losses for the PCS business at DukeNet Communications.

OTHER IMPACTS ON NET INCOME

For the three months ended March 31, 2000, interest expense increased $48 million compared to the same period in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interests decreased $9 million for the three months ended March 31, 2000 compared to the same period in 1999. This change is the net result of increased expense related to regular distributions on additional issuances of the Company's trust preferred securities during 1999 and decreases in minority interest expense related primarily to Trading and Marketing's joint venture, discussed previously, and International Energy's reduced investments in Brazil as a result of its tender offer (see Note 4 to the Consolidated Financial Statements).

The sale of the Midwest Pipelines closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS

Net cash provided by operations was $140 million for the three months ended March 31, 2000 compared to $327 million for the same period in 1999. The decrease in cash was primarily due to increased tax payments as a result of the 1999 sale of the Midwest Pipelines, offset by increased accounts payable.

INVESTING CASH FLOWS

Capital and investment expenditures were $1,497 million for the three months ended March 31, 2000 compared to $1,961 million for the same period in 1999. The decrease in capital and investment expenditures during the period primarily resulted from the 1999, $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities. This decrease in expenditures was offset by current year business expansion for the Natural Gas Transmission, North American Wholesale Energy and International Energy segments discussed below.

NATURAL GAS TRANSMISSION

In March 2000, the Company completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. See Note 4 to the Consolidated Financial Statements for further discussion.


NORTH AMERICAN WHOLESALE ENERGY

In the first quarter of 2000, Duke Energy North America (DENA) began construction of three new 500-megawatt, natural gas-fired, combined cycle generating plants: the McClain Energy Facility in Oklahoma, and the Hinds Energy Facility and Attala Energy Facility in Mississippi. The Company's capital commitment to these projects totals approximately $680 million through June 2001. DENA also continued capital expenditures on projects initiated prior to 2000.

INTERNATIONAL ENERGY

In January 2000, Duke Energy International (DEI) completed a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%. For additional information on the Paranapanema acquisition, see Note 4 to the Consolidated Financial Statements.

In August 1999, DEI announced that it would be acquiring Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March of 2000, DEI completed the purchase of the businesses in Argentina and completed the purchase of the business in Bolivia in April 2000. See Note 4 to the Consolidated Financial Statements for further discussion.

DEI also announced its first acquisition in Europe when it reached agreement with Exxon Mobil to purchase 100% of Mobil Europe Gas Inc., a leading independent gas marketing company in the Netherlands for approximately $230 million. The acquisition closed early second quarter 2000. DEI plans to expand its European operations into both gas and power trading in the near future.

All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

FINANCING CASH FLOWS

The Company plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, North American Wholesale Energy, International Energy and Other Energy Services. These growth opportunities, along with, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing, and the proceeds from certain asset sales. Funding requirements met by external financing, and proceeds from the sale of assets are dependant upon the opportunities presented and favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.

In relation to the acquisition of generation businesses in Argentina in March of 2000, the Company entered into a $75 million, one-year bridge loan.

Under its commercial paper facilities, the Company had the ability to borrow up to $1.55 billion at both March 31, 2000 and December 31, 1999. At March 31, 2000, DEI also had available a combined commercial paper and medium-term note program for approximately $500 million and Duke Energy Field Services LLC had a $2.8 billion commercial paper facility. See Note 4 to the Consolidated Financial Statements for further discussion. At March 31, 2000 and December 31, 1999, respectively, the Company's various bank credit and construction facilities totaled approximately $5.7 billion and $2.5 billion, respectively (including approximately $307 million and $320 million related to foreign facilities for the respective periods). At March 31, 2000, approximately $1.6 billion was outstanding under the commercial paper facilities and approximately $520 million of borrowings were outstanding under the bank credit and construction facilities. Certain of the credit facilities support the issuance of commercial paper, therefore, the issuance of commercial paper reduces the amount available under these credit facilities.

As of March 31, 2000, the Company and its subsidiaries had the ability to issue up to $2.1 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

In connection with the combination of Field Services' gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit, the new company issued approximately $2.75 billion of commerical paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company used its share of the proceeds to reduce existing indebtedness. The new company plans to offer approximately 19% of its common stock to the public in 2000 in an initial public offering. Proceeds from the offering will be used to reduce the debt described above. A registration statement related to the offering has been filed with the Securities and Exchange Commission. Such an offering is conditioned upon favorable market conditions. See Note 4 to the Consolidated Financial Statements for further discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

The Company is exposed to market risks associated with interest rates, commodity prices, and foreign exchange rates. Comprehensive risk management policies have been established by Duke Energy's Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer of Duke Energy and is comprised of senior executives of Duke Energy. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits. A description of the changes in the Company's market risk since December 31, 1999 follows.

COMMODITY PRICE RISK

In March 2000, the Company's exposure to market fluctuations in the prices of NGLs increased as a result of the Company combining its gas gatherings and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company. See Note 4 to the Consolidated Financial Statements for additional information on the combination. The Company closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of March 31, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $10 million, after considering the effect of the Company's commodity hedge positions.

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

At March 31, 2000, the Company's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon and the Canadian dollar. Based on the sensitivity analysis at March 31, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce the Company's financial position by approximately $123 million and would not significantly affect the Company's consolidated results of operations or cash flows over the next twelve months. Based on the sensitivity analysis at March 31, 2000, a 10% devaluation in other foreign currencies were insignificant to the Company's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

NATURAL GAS COMPETITION. WHOLESALE COMPETITION. On February 9, 2000, the Federal Energy Regulatory Commission (FERC) issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2-1/2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines which must be implemented by September 1, 2000. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. Order 637 is subject to requests for rehearing and possible court appeal. Because the ultimate resolution of the foregoing proceedings is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

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

For additional information concerning litigation and other contingencies, see
Note 6 to the Consolidated Financial Statements, "Commitments and
Contingencies."

Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       (27)   Financial Data Schedule (included in electronic filing only)

 (b)   Reports on Form 8-K

       The Company filed no reports on Form 8-K during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DUKE CAPITAL CORPORATION

May 12, 2000                                /s/  David L. Hauser
                                            ------------------------
                                            David L. Hauser
                                            Vice President and
                                            Treasurer


May 12, 2000                                /s/  Sandra P. Meyer
                                            ------------------------
                                            Sandra P. Meyer
                                            Controller