Form 10-Q
period 2000-06-30
DUKE CAPITAL CORP
filed 2000-08-14
CIK 1051116

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


For Quarter Ended June 30, 2000                   Commission File Number 0-23977



                            DUKE CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


             Delaware                                     51-0282142
 (State or Other Jurisdiction                 (IRS Employer Identification No.)
        of Incorporation)
                             526 South Church Street
                            Charlotte, NC 28202-1904
                    (Address of Principal Executive Offices)
                                   (Zip code)

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

Number of shares of Common Stock, no par value, outstanding at
     July 31, 2000.........................................................1,010

                            DUKE CAPITAL CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX



Item                                                                                                        Page
----                                                                                                        ----

                                           PART I. FINANCIAL INFORMATION
1.   Financial Statements....................................................................................1
         Consolidated Statements of Income and Comprehensive Income for the Three and Six
                   Months Ended June 30, 2000 and 1999.......................................................1
         Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2000
                   and 1999..................................................................................2
         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................11

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

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            DUKE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                                  -----------------------         -------------------------
                                                                    2000          1999              2000             1999
Operating Revenues
      Sales, trading and marketing of natural gas
         and petroleum products                                   $ 4,670         $ 2,388          $ 8,938          $ 4,402
      Trading and marketing of electricity                          2,540             667            3,751            1,106
      Transportation and storage of natural gas                       267             253              526              632
      Electric generation                                             152              58              286               95
      Other                                                           290             252              597              518
                                                                  -------         -------          -------          -------
           Total operating revenues                                 7,919           3,618           14,098            6,753
                                                                  -------         -------          -------          -------

Operating Expenses
      Natural gas and petroleum products purchased                  4,461           2,307            8,501            4,247
      Purchased power                                               2,275             588            3,412              992
      Other operation and maintenance                                 582             377            1,026              792
      Depreciation and amortization                                   159              96              277              185
      Property and other taxes                                         37              23               73               55
                                                                  -------         -------          -------          -------
           Total operating expenses                                 7,514           3,391           13,289            6,271
                                                                  -------         -------          -------          -------

Operating Income                                                      405             227              809              482

Other Income and Expenses                                               9              15               36               32
                                                                  -------         -------          -------          -------

Earnings Before Interest and Taxes                                    414             242              845              514
Interest Expense                                                      155              50              268              115
Minority Interests                                                     78              26               98               55
                                                                  -------         -------          -------          -------

Earnings Before Income Taxes                                          181             166              479              344
Income Taxes                                                           58              32              171              111
                                                                  -------         -------          -------          -------

Income Before Extraordinary Item                                      123             134              308              233
Extraordinary Gain, net of tax                                          -               -                -              660
                                                                  -------         -------          -------          -------

Net Income                                                            123             134              308              893
                                                                  -------         -------          -------          -------

Other Comprehensive Income, net of tax
      Foreign currency translation adjustments                        (47)              -              (48)               -
                                                                  -------         -------          -------          -------
Total Comprehensive Income                                        $    76         $   134          $   260          $   893
                                                                  =======         =======          =======          =======


                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                                                  Six Months Ended
                                                                                                        June 30,
                                                                                           ------------------------------
                                                                                                2000                 1999
                                                                                              ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                               $ 308                $ 893
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                    286                  190
                Extraordinary gain, net of tax                                                     -                 (660)
                Deferred income taxes                                                             40                   39
                Transition cost recoveries, net                                                   45                   44
                (Increase) decrease in
                     Receivables                                                              (1,747)                 (48)
                     Inventory                                                                    79                  (23)
                     Other current assets                                                       (321)                 (26)
                Increase (decrease) in
                     Accounts payable                                                          2,160                  162
                     Taxes accrued                                                              (694)                  32
                     Interest accrued                                                              4                    -
                     Other current liabilities                                                   (18)                 (32)
                Other, net                                                                       (33)                 (48)
                                                                                              ------               ------
                     Net cash provided by operating activities                                   109                  523
                                                                                              ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                     (2,489)              (2,487)
      Proceeds from sale of subsidiaries                                                           -                1,900
      Proceeds from sales and other, net                                                        (150)                  91
                                                                                              ------               ------
                     Net cash used in investing activities                                    (2,639)                (496)
                                                                                              ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt                                               258                  399
      Payments for the redemption of long-term debt                                             (192)                (201)
      Net change in notes payable and commercial paper                                         3,408                  (11)
      Distributions to minority interests                                                     (1,217)                   -
      Other, net                                                                                 (26)                 (51)
                                                                                              ------               ------
                     Net cash provided by financing activities                                 2,231                  136
                                                                                              ------               ------

Net increase (decrease) in cash and cash equivalents                                            (299)                 163
Cash received from business acquisitions                                                          90                    -
Cash and cash equivalents at beginning of period                                                 585                   64
                                                                                              ------               ------
Cash and cash equivalents at end of period                                                     $ 376                $ 227
                                                                                               =====                =====

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                                        $ 266                $ 114
      Cash paid for income taxes                                                               $  63                $ 131

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                                June 30,            December 31,
                                                                                                  2000                  1999
                                                                                              (unaudited)
                                                                                           -------------------   -------------------
ASSETS
Current Assets
      Cash and cash equivalents                                                                      $    376              $    585
      Receivables                                                                                       4,993                 2,957
      Inventory                                                                                           312                   267
      Current portion of regulatory assets                                                                 36                    81
      Unrealized gains on mark-to-market transactions                                                   4,720                 1,118
      Other                                                                                               703                   344
                                                                                           -------------------   -------------------
            Total current assets                                                                       11,140                 5,352
                                                                                           -------------------   -------------------

Investments and Other Assets
      Investments in affiliates                                                                         1,335                 1,299
      Pre-funded pension costs                                                                            343                   340
      Goodwill, net                                                                                     1,146                   774
      Notes receivable                                                                                    353                   154
      Unrealized gains on mark-to-market transactions                                                   1,972                   690
      Other                                                                                             1,001                   664
                                                                                           -------------------   -------------------
            Total investments and other assets                                                          6,150                 3,921
                                                                                           -------------------   -------------------

Property, Plant and Equipment
      Cost                                                                                             15,877                13,642
      Less accumulated depreciation and amortization                                                    2,360                 2,475
                                                                                           -------------------   -------------------
            Net property, plant and equipment                                                          13,517                11,167
                                                                                           -------------------   -------------------

Regulatory Assets and Deferred Debits                                                                     157                   160
                                                                                           -------------------   -------------------



      Total Assets                                                                                   $ 30,964              $ 20,600
                                                                                           ===================   ===================

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                           June 30,            December 31,
                                                                                             2000                  1999
                                                                                          (unaudited)
                                                                                           --------              --------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                                     $  4,554              $  2,106
      Notes payable and commercial paper                                                      3,543                    83
      Taxes accrued                                                                              63                   738
      Interest accrued                                                                           90                    83
      Current maturities of long-term debt                                                      310                   277
      Unrealized losses on mark-to-market transactions                                        4,782                 1,241
      Other                                                                                     579                   600
                                                                                           --------              --------
            Total current liabilities                                                        13,921                 5,128
                                                                                           --------              --------

Long-term Debt                                                                                5,397                 5,319
                                                                                           --------              --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                   1,643                 1,475
      Environmental clean-up liabilities                                                        101                   101
      Unrealized losses on mark-to-market transactions                                        1,746                   438
      Other                                                                                     517                   657
                                                                                           --------              --------
            Total deferred credits and other liabilities                                      4,007                 2,671
                                                                                           --------              --------

Minority Interests                                                                            1,116                 1,200
                                                                                           --------              --------

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Capital Corporation                                                         823                   823
                                                                                           --------              --------

Common Stockholder's Equity
      Common stock, no par, 3,000 shares authorized,
            1,010 shares outstanding                                                              -                     -
      Paid-in capital                                                                         3,192                 3,200
      Retained Earnings                                                                       2,558                 2,261
      Accumulated other comprehensive income                                                    (50)                   (2)
                                                                                           --------              --------
            Total common stockholder's equity                                                 5,700                 5,459
                                                                                           --------              --------


      Total Liabilities and Stockholder's Equity                                           $ 30,964              $ 20,600
                                                                                           ========              ========

         See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its six business segments:

o        Natural Gas Transmission
o        Field Services
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

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

Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids. Field Services operates gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana and onshore and offshore Gulf Coast areas.

North American Wholesale Energy's (NAWE) activities include asset operation, development and management, primarily through Duke Energy North America, LLC, as well as commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing (DETM), a joint venture with ExxonMobil, a 40% partner in DETM. The operations of the Trading and Marketing segment were combined by management into NAWE during the second quarter.

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

Duke Ventures is comprised of Crescent Resources, Inc. (Crescent) and DukeNet Communications (DukeNet). Crescent develops high quality commercial and residential real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers.

2.       Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

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

New Accounting Standard. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's consolidated results of operations or financial position.

Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.       Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 are as follows:

---------------------------------------- ------------------- ------------------
                                              June 30,         December 31,
(In millions)                                   2000               1999
---------------------------------------- ------------------- ------------------
Receivables                                     $188                $  -
Notes receivable                                 250                 479
Accounts payable                                 418                 284
Taxes accrued                                    (70)                570
---------------------------------------- ------------------- ------------------

4.       Business Acquisitions

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of the Company subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities are completed.

Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering and processing business with Phillips to form a new midstream company named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. During the third quarter, DEFS filed a shelf registration statement with the Securities and Exchange Commission to offer up to $2.0 billion of long-term debt securities. DEFS plans to issue approximately $1.7 billion of long-term debt securities under this shelf registration.

Assets and liabilities acquired have been recorded at preliminary estimated fair values. During the second quarter, adjustments to the allocated purchase price, primarily pass through tax basis adjustments that affected deferred tax liabilities, resulted in an approximately $70 million reduction in goodwill. Goodwill of approximately $167 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer a portion of its common stock to the public in 2000, or 2001, in an initial public offering. The proceeds of this offering will be used to reduce the debt described above. Such an offering is subject to favorable market conditions. After the offering, the ownership of the Company and Phillips Petroleum in DEFS Corporation will be reduced accordingly.

East Tennessee Natural Gas Company. In March 2000, the Company completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. Assets and liabilities have been recorded at preliminary estimated fair values. There was no goodwill recorded in the transaction.

Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, DEI reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru (collectively, the "Dominion acquisitions") for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchase of the businesses in Argentina and Bolivia, respectively. Assets and liabilities of the Dominion acquisitions have been recorded at preliminary estimated fair values. Total goodwill related to these purchases was $111 million and is being amortized on a straight-line basis over 40 years.

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

--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                   ------------ ------------ ------------ ------------- ------------- --------------
Three Months Ended
June 30, 2000
Natural Gas Transmission               $  249      $    32       $  281         $121          $ 32           $39
Field Services                          1,870          285        2,155           68            71            87
North American
     Wholesale Energy                   5,399           50        5,449           65            14           324
International Energy                      249            -          249           84            27           383
Other Energy Services                     132            6          138            9             3             5
Duke Ventures                              33            -           33           13             4           100
Other Operations a                        (13)           4           (9)         (23)            8            54
Eliminations and
     Minority Interests                     -         (377)        (377)          77             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                  $7,919      $     -       $7,919         $414          $159          $992
---------------------------------- ------------ ------------ ------------ ------------- ------------- --------------

Three Months Ended
June 30, 1999
Natural Gas Transmission               $  237         $ 23       $  260         $146           $28          $ 65
Field Services                            614          168          782           36            36            92
North American
     Wholesale Energy                   2,527           78        2,605           27            14           262
International Energy                       43           12           55            5             6            20
Other Energy Services                     159            -          159           (6)            4             2
Duke Ventures                              37            -           37           24             3            98
Other Operations (a)                        1            5            6           (6)            5           (13)
Eliminations and
     Minority Interests                     -         (286)        (286)          16             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                  $3,618      $     -       $3,618         $242           $96         $ 526
---------------------------------- ------------ ------------ ------------ ------------- ------------- --------------

--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                   ------------ ------------ ------------ ------------- ------------- --------------
Six Months Ended
June 30, 2000
Natural Gas Transmission            $     501       $   66     $    567         $273          $ 61          $467
Field Services                          3,144          477        3,621          137           109           215
North American
     Wholesale Energy                   9,543          192        9,735          148            30           659
International Energy                      455            2          457          186            49           830
Other Energy Services                     404            9          413           16             6            16
Duke Ventures                              67            -           67           30             8           164
Other Operations (a)                      (16)          26           10          (28)           14           138
Eliminations and
     Minority Interests                     -         (772)        (772)          83             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                 $14,098        $   -      $14,098         $845          $277          $2,489
---------------------------------- ------------ ------------ ------------ ------------- ------------- --------------

Six Months Ended
June 30, 1999
Natural Gas Transmission               $  615          $47      $   662         $354          $ 69       $   107
Field Services                            848          278        1,126           48            56         1,537
North American
     Wholesale Energy                   4,839          133        4,972           72            25           353
International Energy                       79           21          100            4            12           316
Other Energy Services                     313            -          313          (11)            7            10
Duke Ventures                              63            -           63           37             6           162
Other Operations (a)                       (4)          18           14          (27)           10             2
Eliminations and
     Minority Interests                     -         (497)        (497)          37             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                  $6,753        $   -      $ 6,753         $514          $185       $ 2,487
---------------------------------- ------------ ------------ ------------ ------------- ------------- --------------

-------------------------------------------------------------------------------------
Segment Assets (In millions)
-------------------------------------------------------------------------------------
                                                     June 30,          December 31,
                                                       2000                1999
                                                 ----------------- ------------------
Natural Gas Transmission                              $ 4,174           $ 3,897
Field Services                                          6,376             3,739
North American Wholesale Energy                        13,228             6,031
International Energy                                    4,292             4,459
Other Energy Services                                     786               612
Duke Ventures                                           1,169             1,031
Other Operations (a)                                    1,570             1,308
Eliminations                                             (631)             (477)
                                                 ----------------- ------------------
   Total Consolidated                                 $30,964           $20,600
------------------------------------------------ ----------------- ------------------

(a) Includes certain unallocated corporate items.


6. Risk Management and Financial Instruments

Interest Rate Derivatives. To take advantage of current interest rates, the Company entered into several fixed-to-floating interest rate swap agreements during June 2000. The swaps have a total notional amount of $328 million and will expire in October 2022. The Company also entered into several interest rate hedges which have a total notional amount of $225 million and will expire in September 2000. The purpose of the hedges is to lock in treasury rates, ranging from 5.90% to 6.35%, to reduce exposure to interest rate fluctuations on planned debt issuances by DEFS.

7.       Debt and Credit Facilities

In April 2000, DEFS issued approximately $2.75 billion of commercial paper associated with the Phillips acquisition (see Note 4 to the Consolidated Financial Statements).

8.       Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments:

o        Natural Gas Transmission
o        Field Services
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, net income was $123 million compared to net income of $134 million for the same period in 1999. The decrease is primarily due to a $30 million reduction in income tax expense in the second quarter of 1999. Higher segment profit and loss due to business expansion, as described below, was partially offset by increased interest and minority interest expense.

For the six months ended June 30, 2000, net income was $308 million compared to net income of $893 million for the same period in 1999. The decrease was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. The absence of this gain, the tax adjustment in 1999 and higher interest and minority interest expense in the current year were partially offset by increased segment profit and loss primarily due to business expansion, as described by segment below.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended June 30, 2000 were $405 million and $414 million, respectively, compared to $227 million and $242 million, respectively, for the same period in 1999. For the six months ended June 30, 2000, operating income increased $327 million to $809 million from the same period in 1999. EBIT for the six months ended June 30, 2000 was $845 million compared to $514 million for the same period in 1999. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 5 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

----------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
---------------------------------- -------------------------------- --------------------------------
                                         Three Months Ended                Six Months Ended
                                              June 30,                         June 30,
                                   ---------------- --------------- ---------------- ---------------
                                        2000             1999            2000             1999
                                   ---------------- --------------- ---------------- ---------------
Natural Gas Transmission                $121             $146            $273             $354
Field Services                            68               36             137               48
North American
     Wholesale Energy                     65               27             148               72
International Energy                      84                5             186                4
Other Energy Services                      9               (6)             16              (11)
Duke Ventures                             13               24              30               37
Other Operations                         (23)              (6)            (28)             (27)
EBIT attributable to
     Minority Interests                   77               16              83               37
                                   ---------------- --------------- ---------------- ---------------
Consolidated EBIT                       $414             $242            $845             $514
---------------------------------- ---------------- --------------- ---------------- ---------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $281           $260            $567            $662
Operating Expenses                                     162            116             308             318
                                                 -------------- -------------- --------------- --------------
Operating Income                                       119            144             259             344
Other Income, Net of Expenses                            2              2              14              10
                                                 -------------- -------------- --------------- --------------
EBIT                                                  $121           $146            $273            $354
                                                 ============== ============== =============== ==============

Throughput - TBtu (a)                                  372            340             877           1,151
------------------------------------------------ -------------- -------------- --------------- --------------

(a) Trillion British thermal units.

For the quarter and six months ended June 30, 2000, EBIT for Natural Gas Transmission decreased $25 million and $81 million, respectively, compared to the same periods in 1999. A $28 million benefit in 1999 related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates contributed to the decrease in EBIT for both the quarter and six-month periods. The decrease for the six-month period also resulted from the absence of $70 million in 1999 EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation in March 1999. The decreases in EBIT for both periods were partially offset by increased earnings from market-expansion projects and joint ventures and the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company, which was acquired in March 2000. See Note 4 to the Consolidated Financial Statements for additional information on the acquisition.

Field Services

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                 $ 2,155         $  782         $ 3,621         $ 1,126
Operating Expenses                                   2,044            747           3,437           1,079
                                                 -------------- -------------- --------------- --------------
Operating Income                                       111             35             184              47
Other Income, Net of Expenses                            -              1              (4)              1
Minority Interest Expense                               43              -              43               -
                                                 -------------- -------------- --------------- --------------
EBIT                                               $    68         $   36         $   137         $    48
                                                 ============== ============== =============== ==============

Natural Gas Gathered and
   Processed/Transported, TBtu/d (a)                    8.0            5.3             7.0            4.4
Natural Gas Liquid (NGL)
   Production, MBbl/d (b)                             401.5          214.0           316.3          161.1
Natural Gas Marketed, Tbtu/d                            0.5            0.5             0.5            0.4
Average Natural Gas Price per MMBtu (c)            $   3.47        $  2.14        $   2.99        $  1.95
Average NGL Price per Gallon (d)                   $   0.47        $  0.30        $   0.49        $  0.27
------------------------------------------------ -------------- -------------- --------------- --------------

(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

EBIT for Field Services increased $32 million and $89 million for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase for both periods was primarily due to growth and acquisitions: including earnings from the combination of Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000 (see Note 4 to the Consolidated Financial Statements for further discussion); incremental earnings from the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999; and, earnings from other recent acquisitions and plant expansions. Improved average NGL prices, which increased 57% for the quarter and 81% for the six months, when compared to the prior year, also contributed to the increase in EBIT.

North American Wholesale Energy

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                  $5,449        $  2,605      $   9,735         $ 4,972
Operating Expenses                                   5,347           2,575          9,553           4,885
                                                 -------------- -------------- --------------- --------------
Operating Income                                       102              30            182              87
Other Income, Net of Expenses                           (9)             11             (5)             18
Minority Interest Expense                               28              14             29              33
                                                 -------------- -------------- --------------- --------------
EBIT                                                $   65        $     27      $     148         $    72
                                                 ============== ============== =============== ==============

Natural Gas Marketed, TBtu/d                          10.3            10.0           10.1            10.5
Electricity Marketed, GWh                           58,198          22,179        108,551          44,016
Proportional Megawatt Capacity Owned (a)                 -               -          8,473           6,225
------------------------------------------------ -------------- -------------- --------------- --------------

(a) Includes under construction or under contract.

In the second quarter of 2000, Duke Energy's Trading and Marketing segment was combined with North American Wholesale Energy (NAWE). See Note 1 to the Consolidated Financial Statements for additional information. For the quarter ended June 30, 2000, EBIT for NAWE increased $38 million compared with the same period in 1999. The increase was attributable to increased earnings from asset positions and favorable trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 3% and 162%, respectively. Partially offsetting the increase in EBIT were increased operating and development costs.

NAWE's EBIT increased $76 million for the six months ended June 30, 2000 compared to the same period in 1999. The increase was the result of increased trading margins due to price volatility in gas and power and a $59 million increase in income from the sale of interests in generating facilities as a result of NAWE executing its domestic portfolio management strategy. In addition, while power marketed increased 147%, the volumes of natural gas 4%. This income was partially offset by reduced earnings from generation facilities in California and increased operating and development costs associated with business expansion.

International Energy

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $249            $ 55         $  457            $100
Operating Expenses                                     173              51            288              99
                                                 -------------- -------------- --------------- --------------
Operating Income                                        76               4            169               1
Other Income, Net of Expenses                           14               3             28               7
Minority Interest Expense                                6               2             11               4
                                                 -------------- -------------- --------------- --------------
EBIT                                                  $ 84            $  5         $  186            $  4
                                                 ============== ============== =============== ==============

Proportional Megawatt Capacity Owned(a)                  -               -          4,370             906
Proportional Maximum Pipeline
   Capacity (a) , MMcf/d (b)                             -               -            321             321
------------------------------------------------ -------------- -------------- --------------- --------------

(a) Includes under construction or under contract.
(b) Million cubic feet per day.

International Energy's EBIT increased $79 million for the quarter and $182 million for the six months ended June 30, 2000 compared to the same periods in 1999. The increase for both periods is primarily attributable to increased earnings in Latin America of $70 million and $118 million for the quarter and six month period, respectively, mainly resulting from new projects (see Note 4 to the Consolidated Financial Statements for a discussion of recent acquisitions). The increase for the six-month period also included $54 million from the February 2000 sale of certain assets relating to transportation of natural gas liquids.

Other Energy Services

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions)                                        2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $138            $159           $413            $313
Operating Expenses                                     129             165            397             324
                                                 -------------- -------------- --------------- --------------
EBIT                                                  $  9            $ (6)          $ 16            $(11)
------------------------------------------------ -------------- -------------- --------------- --------------

For the quarter and six months ended June 30, 2000, EBIT for Other Energy Services increased $15 million and $27 million, respectively, compared to the same periods in 1999. The increase was primarily due to decreased operating expenses at Duke Engineering & Services, Inc., and increased earnings from new business and decreased operating expenses at DukeSolutions, Inc. Earnings growth from new projects at Duke/Fluor Daniel also contributed to the increase in EBIT for the six-month period.

Duke Ventures

------------------------------------------------ ----------------------------- ------------------------------
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------- -------------- --------------- --------------
(In millions)                                        2000           1999            2000           1999
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                     $33             $37            $67             $63
Operating Expenses                                      20              13             37              26
                                                 -------------- -------------- --------------- --------------
EBIT                                                   $13             $24            $30             $37
------------------------------------------------ -------------- -------------- --------------- --------------

EBIT for Duke Ventures decreased $11 million and $7 million for the quarter and six months ended June 30, 2000, respectively, compared with the same periods in 1999. For the quarter, the decrease is primarily attributable to a decline in developed residential lot sales and surplus land sales by Crescent Resources, Inc. (Crescent). For the six-month period, the decrease is primarily attributable to a decline in developed lot sales and commercial project and land sales by Crescent. The decline in Crescent's EBIT for both periods was partially offset by decreased operating costs at DukeNet Communications.

Other Impacts on Net Income

Interest expense increased $105 million for the quarter and $153 million for the six months ended June 30, 2000 compared to the same periods in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interests increased $52 million and $43 million for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Included in minority interests is expense related to regular distributions on issuances of the Company's trust preferred securities. This expense increased $5 million for the quarter and $11 million for the six-month period due to additional issuances of the Company's trust preferred securities during 1999. Minority interest expense related to joint ventures increased $47 million and $32 million for the quarter and six-month period, respectively, primarily due to the Field Services' joint venture with Phillips Petroleum (see Note 4 to the Consolidated Financial Statements for further discussion). Offsetting the minority interest expense in the six month period was a minority interest benefit at NAWE's joint venture with ExxonMobil in the first quarter.

As a result of favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines, income tax provisions aggregating $30 million were reduced during the second quarter of 1999.

The sale of the Midwest Pipelines closed in March 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $109 million for the six months ended June 30, 2000 compared to net cash provided by operations of $523 million for the same period in 1999. The decrease in cash was primarily due to increased tax payments as a result of the sale of the Midwest Pipelines in 1999.

Investing Cash Flows

Capital and investment expenditures were $2,489 million for the six months ended June 30, 2000 compared to $2,487 million for the same period in 1999. The increase in capital and investment expenditures during the period primarily resulted from current year business expansion for the Natural Gas Transmission, NAWE and International Energy segments discussed below. This increase in expenditures was offset by the 1999 $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities.

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

North American Wholesale Energy

In the first six months of 2000, Duke Energy North America, LLC (DENA) began construction of three new 520-megawatt, natural gas-fired, combined cycle generating plants (the McClain Energy Facility in Oklahoma, and the Hinds Energy Facility and Attala Energy Facility in Mississippi), and two new 640-megawatt, natural gas-fired facilities (the Lee County Facility in Illinois and the Audrain County Facility in Missouri). Duke Energy's capital commitment to these projects totals approximately $1.2 billion through June 2001. DENA also continued capital expenditures on projects initiated prior to 2000.

International Energy

In January 2000, Duke Energy International, LLC (DEI) completed a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%. For additional information on the Paranapanema acquisition, see Note 4 to the Consolidated Financial Statements.

In August 1999, DEI announced that it would be acquiring Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchases of the businesses in Argentina and Bolivia, respectively. See Note 4 to the Consolidated Financial Statements for further discussion.

All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows

The Company plans to continue to significantly grow several of its business segments: Field Services, NAWE, International Energy and Other Energy Services. These growth opportunities, along with debt repayments and operating requirements, are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales. Funding requirements met by external financing and proceeds from the sale of assets are dependent upon the opportunities presented and favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.

Under its commercial paper facilities and extendable commercial note program, the Company had the ability to borrow up to $5.35 billion and $1.55 billion at June 30, 2000 and December 31, 1999, respectively. The commercial paper facilities and extendable commercial note program at June 30, 2000 consisted of $2.55 billion at the Company and $2.8 billion for Duke Energy Field Services, LLC (DEFS). At June 30, 2000, DEI also had available a combined commercial paper and medium-term note program for approximately $450 million. At June 30, 2000 and December 31, 1999, the Company's various bank credit and construction facilities totaled approximately $5.7 billion and $2.5 billion, respectively (including approximately $301 million and $320 million related to foreign facilities for the respective periods). At June 30, 2000, approximately $3.9 billion was outstanding under the commercial paper facilities and extendable commercial note program, and approximately $543 million of borrowings were outstanding under the bank credit and construction facilities. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities.

DEFS issued approximately $2.75 billion of commercial paper in April 2000 in connection with the combination of Field Services' gas gathering and processing businesses with Phillips. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company used its share of the proceeds to reduce existing indebtedness and fund business expansion. During the third quarter, DEFS filed a shelf registration statement with the SEC to offer up to $2.0 billion of long-term debt securities. DEFS plans to issue approximately $1.7 billion of long-term debt securities under this shelf registration.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer a portion of its common stock to the public in 2000, or 2001, in an initial public offering. Such an offering is subject to favorable market conditions. The proceeds of this offering will be used to reduce the debt described above. After the offering, the ownership of the Company and Phillips Petroleum in DEFS Corporation will be reduced accordingly. See Note 4 to the Consolidated Financial Statements for further discussion.

As of June 30, 2000, the Company and its subsidiaries had the ability to issue up to $2.1 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities Exchange Commission (SEC). Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

The Company is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and manage these market risks. The CRMC is chaired by the Chief Financial Officer of Duke Energy and is comprised of senior executives of Duke Energy. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits. A description of the changes in the Company's market risk since December 31, 1999 follows.

Interest Rate Risk

From time to time the Company may enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Note 6 to the Consolidated Financial Statements for additional information.

During June 2000, the Company entered into several fixed-to-floating interest rate swap agreements for a total notional amount of $328 million, to exchange fixed rate interest payment obligations to variable rate obligations to take advantage of current interest rates. The Company also entered into interest rate hedges for a total notional amount of $225 million. These hedges lock in a treasury rate to reduce exposure to interest rate fluctuations on planned debt issuances by DEFS. For additional information, see Note 4 to the Consolidated Financial Statements.

Commodity Price Risk

In March 2000, the Company's exposure to market fluctuations in the prices of NGLs increased as a result of the Company combining its gas gathering and processing business with Phillips to form a new midstream company. See Note 4 to the Consolidated Financial Statements for additional information on the combination. The Company closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of June 30, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $7 million, after considering the effect of the Company's commodity hedge positions.

The risk in the Company's commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis. For additional information on the DER computations, see the Quantitative and Qualitative Disclosures About Market Risk section in the 1999 Duke Energy Form 10-K filing.

The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $16 million and $7 million at June 30, 2000 and December 31, 1999, respectively. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $9 million for the six months ended June 30, 2000 and June 30, 1999.

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

At June 30, 2000, the Company's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon, and the Canadian dollar. Based on a sensitivity analysis at June 30, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce the Company's financial position by approximately $96 million and would not significantly affect the Company's consolidated results of operations or cash flows over the next twelve months. Based on a sensitivity analysis at June 30, 2000, a 10% devaluation in other foreign currencies were insignificant to the Company's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

Natural Gas Competition. Wholesale Competition. On February 9, 2000, the Federal Energy Regulatory Commission (FERC) issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines which must be implemented by September 1, 2000. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A issued in February 2000, the FERC generally denied request for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order.

Because the ultimate resolution of the foregoing proceeding is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

               (27) Financial Data Schedule (included in electronic filing only)

 (b)    Reports on Form 8-K

         The Company filed no reports on Form 8-K during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DUKE CAPITAL CORPORATION

August 11, 2000                            /s/  Richard J. Osborne
                                          ------------------------
                                          Richard J. Osborne
                                          Executive Vice President and
                                          Chief Financial Officer


August 11, 2000                            /s/  Sandra P. Meyer

                                          --------------------------------------
                                          Sandra P. Meyer
                                          Controller