Form 10-Q
period 2000-09-30
DUKE CAPITAL CORP
filed 2000-11-14
CIK 1051116

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


For Quarter Ended September 30, 2000             Commission File Number 0-23977



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


Number of shares of Common Stock, no par value, outstanding at October 31, 2000......................1,010

                            DUKE CAPITAL CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income and Comprehensive Income for the Three and Nine
                   Months Ended September 30, 2000 and 1999..................................................1
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
                   and 1999..................................................................................2
         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..........................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................12

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................21
6.   Exhibits and Reports on Form 8-K.......................................................................21

     Signatures.............................................................................................22





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

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            DUKE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                          Three Months Ended            Nine Months Ended
                                                              September 30,               September 30,
                                                        -----------------------      -----------------------
                                                          2000           1999           2000           1999
                                                        --------        -------      ---------       -------
Operating Revenues
      Sales, trading and marketing of natural gas
         and petroleum products                         $  6,177       $  2,884       $ 15,115       $  7,286
      Trading and marketing of electricity                 5,731          1,578          9,482          2,684
      Transportation and storage of natural gas              253            253            779            885
      Electric generation                                    175             77            461            172
      Gain on sale of equity interest                        407              -            407              -
      Other                                                  268            306            865            824
                                                         -------       --------      ---------       --------
           Total operating revenues                       13,011          5,098         27,109         11,851
                                                         -------       --------      ---------       --------

Operating Expenses
      Natural gas and petroleum products purchased         6,018          2,830         14,519          7,077
      Purchased power                                      5,332          1,421          8,744          2,413
      Other operation and maintenance                        576            448          1,602          1,240
      Depreciation and amortization                          155            106            432            291
      Property and other taxes                                39             31            112             86
                                                         -------       --------      ---------       --------
           Total operating expenses                       12,120          4,836         25,409         11,107
                                                         -------       --------      ---------       --------

Operating Income                                             891            262          1,700            744

Other Income and Expenses                                     13             19             49             51
                                                         -------       --------      ---------       --------

Earnings Before Interest and Taxes                           904            281          1,749            795
Interest Expense                                             187             84            455            199
Minority Interests Expense                                    20             20            118             75
                                                         -------       --------      ---------       --------
Earnings Before Income Taxes                                 697            177          1,176            521
Income Taxes                                                 276             70            447            181
                                                         -------       --------      ---------       --------

Income Before Extraordinary Item                             421            107            729            340
Extraordinary Gain, net of tax                                 -              -              -            660
                                                         -------       --------      ---------       --------

Net Income                                                   421            107            729          1,000
                                                         -------       --------      ---------       --------

Other Comprehensive Income, net of tax                       (24)             -            (72)             -
                                                         -------       --------      ---------       --------
Total Comprehensive Income                              $    397       $    107       $    657       $  1,000
                                                         =======       ========      =========       ========

                 See Notes to Consolidated Financial Statements

                            DUKE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                            -----------------------------
                                                                                               2000                1999
                                                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                             $  729              $ 1,000
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                   441                  302
                Net (gain) or loss on mark-to-market adjustment                                (267)                  24
                Extraordinary gain, net of tax                                                    -                 (660)
                Gain on sale of equity interest                                                (407)                   -
                Deferred income taxes                                                           117                   78
                Transition cost recoveries, net                                                  65                   64
                (Increase) decrease in
                     Receivables                                                             (4,371)              (1,048)
                     Inventory                                                                  (48)                 (75)
                     Other current assets                                                      (626)                  (1)
                Increase (decrease) in
                     Accounts payable                                                         5,458                  868
                     Taxes accrued                                                             (615)                  62
                     Interest accrued                                                            30                   (6)
                     Other current liabilities                                                  536                  (41)
                Other, net                                                                      (36)                 (18)
                                                                                              -----                -----
                     Net cash provided by operating activities                                1,006                  549
                                                                                              -----                -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                    (4,017)              (3,936)
      Proceeds from sale of subsidiaries                                                          -                1,900
      Proceeds from sale of equity interest                                                     400                    -
      Proceeds from sales and other, net                                                        (97)                 259
                                                                                              -----                -----
                     Net cash used in investing activities                                   (3,714)              (1,777)
                                                                                              -----                -----

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt
           Long-term debt                                                                     2,202                1,990
           Guaranteed preferred beneficial interests in subordinated notes of
                Duke Capital Corporation                                                          -                  242
      Payments for the redemption of long-term debt                                            (641)                (201)
      Net change in notes payable and commercial paper                                        1,372                   66
      Capital contributions from parent                                                         200                    -
      Distributions to minority interests                                                    (1,217)                   -
      Contributions from minority interests                                                     741                    -
      Other, net                                                                                 26                  (66)
                                                                                              -----                -----
                     Net cash provided by financing activities                                2,683                2,031
                                                                                              -----                -----

Net increase (decrease) in cash and cash equivalents                                            (25)                 803
Cash received from business acquisitions                                                        100                    7
Cash and cash equivalents at beginning of period                                                585                   64
                                                                                              -----                -----
Cash and cash equivalents at end of period                                                   $  660              $   874
                                                                                              =====                =====
Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                                      $  420              $   204
      Cash paid for income taxes                                                             $   71              $   177

                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                        September 30,  December 31,
                                                            2000           1999
                                                         (unaudited)
                                                         -----------   ------------
ASSETS
Current Assets
       Cash and cash equivalents                            $   660      $   585
       Receivables                                            7,605        2,957
       Inventory                                                349          267
       Current portion of regulatory assets                      16           81
       Unrealized gains on mark-to-market transactions        4,178        1,118
       Other                                                  1,055          344
                                                         -----------   ------------
            Total current assets                             13,863        5,352
                                                         -----------   ------------

Investments and Other Assets
       Investments in affiliates                              1,329        1,299
       Pre-funded pension costs                                 343          340
       Goodwill, net                                          1,130          774
       Notes receivable                                         408          154
       Unrealized gains on mark-to-market transactions        2,637          690
       Other                                                  1,522          664
                                                         -----------   ------------
            Total investments and other assets                7,369        3,921
                                                         -----------   ------------

Property, Plant and Equipment
       Cost                                                  16,679       13,642
       Less accumulated depreciation and amortization         2,478        2,475
                                                         -----------   ------------
            Net property, plant and equipment                14,201       11,167
                                                         -----------   ------------

Regulatory Assets and Deferred Debits                           196          160
                                                         -----------   ------------



       Total Assets                                         $35,629      $20,600
                                                         ===========   ============




                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                             September 30,  December 31,
                                                                 2000           1999
                                                              (unaudited)
                                                             ------------   -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
       Accounts payable                                        $  7,765       $  2,106
       Notes payable and commercial paper                         1,489             83
       Taxes accrued                                                232            738
       Interest accrued                                             118             83
       Current maturities of long-term debt                         446            277
       Unrealized losses on mark-to-market transactions           4,166          1,241
       Other                                                      1,129            600
                                                             ------------   -----------
            Total current liabilities                            15,345          5,128
                                                             ------------   -----------

Long-term Debt                                                    6,812          5,319
                                                             ------------   -----------

Deferred Credits and Other Liabilities
       Deferred income taxes                                      1,764          1,475
       Environmental clean-up liabilities                           124            101
       Unrealized losses on mark-to-market transactions           2,253            438
       Other                                                        363            657
                                                             ------------   -----------
            Total deferred credits and other liabilities          4,504          2,671
                                                             ------------   -----------


Guaranteed Preferred Beneficial Interests in Subordinated
       Notes of Duke Capital Corporation                            823            823
                                                             ------------   -----------

Minority Interests                                                1,844          1,200
                                                             ------------   -----------

Common Stockholder's Equity
       Common stock, no par, 3,000 shares authorized,
            1,010 shares outstanding
                                                                      -              -
       Paid-in capital                                            3,396          3,200
       Retained Earnings                                          2,979          2,261
       Accumulated other comprehensive income                       (74)            (2)
                                                             ------------   -----------
            Total common stockholder's equity                     6,301          5,459
                                                             ------------   -----------


       Total Liabilities and Stockholder's Equity              $ 35,629       $ 20,600
                                                             ============   ===========




                 See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its six business segments:

o   Natural Gas Transmission
o   Field Services
o   North American Wholesale Energy (NAWE)
o   International Energy
o   Other Energy Services
o   Duke Ventures

Natural Gas Transmission conducts its operations primarily through Duke Energy Gas Transmission Corporation, and provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Southeastern states. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission.

Field Services gathers, processes, transports, markets and stores natural gas and produces, transports and markets natural gas liquids. Field Services' operations are conducted primarily through Duke Energy Field Services, LLC.
(DEFS), a limited liability company that is 30.3% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana and onshore and offshore Gulf Coast areas.

NAWE's activities include asset development, operation and management, primarily through Duke Energy North America, LLC, (DENA) as well as commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing (DETM), a joint venture with Exxon Mobil Corporation, a 40% partner in DETM. NAWE conducts its business throughout the U.S. and western Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during the second quarter of 2000. Previous periods have been restated to conform to current period presentation.

International Energy conducts its operations through Duke Energy International, LLC (DEI). International Energy's activities include asset development, operation and management of international energy-related facilities, primarily in Latin America, Asia Pacific and Europe. International Energy also provides worldwide energy trading and marketing of natural gas and electric power.

Other Energy Services is a combination of certain other businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc. Duke/Fluor Daniel is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent) and DukeNet Communications (DukeNet). Crescent develops high quality commercial and residential real estate projects and manages land holdings primarily in the Southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers.

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

Extraordinary Item. On March 29, 1999, wholly-owned subsidiaries of the Company sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation
(CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million.

New Accounting Standards. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price. The Company uses primarily electric, natural gas and crude oil commodity derivatives.

The Company has conducted a review of its contracts to identify derivative instruments and document hedging activities. In conducting this review, it was determined that the Company's derivative instruments were generally highly effective in offsetting or reducing the risks of the underlying hedged items. In accordance with the transition provisions of SFAS No.133, management estimates a net-of-tax cumulative-effect adjustment of $17 million as a reduction in earnings and a net-of-tax cumulative-effect adjustment reducing OCI and Stockholder's Equity by $182 million if SFAS No. 133 was implemented at September 30, 2000. Due to the volatility of the commodities markets, management cannot determine the actual transition valuation effect on the future consolidated results of operations or financial position once SFAS No. 133 is implemented on January 1, 2001. The table below depicts a sensitivity analysis of increases in commodity prices relating to the Company's contractual commitments extending out three years.


-------------------------- --------------------------------------- ----------------------------
                                                                     Transition Adjustment
Commodity                          Commodity Price Change            OCI Increase (Decrease)
                                                                          (In millions)
-------------------------- --------------------------------------- ----------------------------
Natural Gas                       $0.10 increase per MMBtu (a)               ($23.3)
Electricity                       $1.00 increase per MW (b)                   $22.8
Crude Oil                         $1.00 increase per Barrel                   $21.0
-------------------------- --------------------------------------- ----------------------------

(a)  Million British thermal units.
(b)  Megawatts

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted early the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's consolidated results of operations or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.  Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 are as follows:

---------------------------------------- ------------------- ------------------
                                           September 30,       December 31,
(In millions)                                   2000               1999
---------------------------------------- ------------------- ------------------
Receivables                                     $144                $  -
Notes receivable                                   -                 479
Accounts payable                                 386                 284
Taxes accrued                                     92                 570
---------------------------------------- ------------------- ------------------

4.  Business Acquisitions and Dispositions

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of the Company subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities is completed.

Market Hub Partners, LLC (MHP). In September 2000, the Company, through a wholly-owned subsidiary, completed the approximately $400 million acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt with an interest rate of 8 1/4% ($115 million) and 10 3/4% ($35 million). MHP provides natural gas storage services in Louisiana and Texas with a current capacity of 23 billion cubic feet with significant expansion capabilities. Assets and liabilities acquired have been recorded at preliminary estimated fair values. No material amount of goodwill was recorded in the transaction.

Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, the Company, through a wholly-owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering, processing and marketing business with Phillips to form a new midstream company named DEFS. In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%.

Assets and liabilities acquired have been recorded at preliminary estimated fair values. Goodwill of approximately $175 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

During the third quarter, DEFS filed a shelf registration statement with the SEC to offer up to $2.0 billion of long-term debt securities and then issued $1.7 billion of long-term debt securities under this shelf registration. The proceeds from these securities were used to reduce the balance of the above-mentioned commercial paper. As a result, the $2.8 billion commercial paper program was reduced to $1 billion.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), may offer a portion of its common stock to the public in 2001, in an initial public offering. The proceeds of this offering will be used to reduce its outstanding commercial paper. Such an offering is subject to favorable market conditions. After an offering, the ownership share of the Company and Phillips Petroleum in DEFS Corporation would be reduced accordingly.

East Tennessee Natural Gas Company. In March 2000, the Company, through a wholly-owned subsidiary, completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission Corporation's pipeline and serves the Southeastern region of the U.S. Assets and liabilities acquired have been recorded at preliminary estimated fair values. No goodwill was recorded in the transaction.

Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, the Company, through its wholly-owned subsidiary DEI, reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru (collectively, the "Dominion acquisitions") for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchases of the businesses in Argentina and Bolivia, respectively. Assets and liabilities of the Dominion acquisitions have been recorded at preliminary estimated fair values. Total goodwill related to these purchases was $111 million and is being amortized on a straight-line basis over 40 years.

Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In August 1999, the Company, through its wholly-owned subsidiary DEI, entered a series of transactions to complete the approximately $760 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in Brazil. In January 2000, the Company completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased the Company's economic ownership from approximately 44% to approximately 95%. The purchase accounting for the acquisition of this additional interest included a reduction of the carrying value of the related assets by approximately $626 million to reflect the difference in the purchase price from the book value of minority interest acquired.

Catawba River Associates, LLC (Catawba). In September 2000, the Company formed Catawba for the purpose of raising funds for certain of the Company's projects and other assets and sold a non-controlling, preferred interest in Catawba to a third party for approximately $650 million. Catawba is a limited liability company with separate existence and identity from its members, and the assets of Catawba are separate and legally distinct from the Company. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.6% at September 30, 2000). The financial position, results of operations and cash flows of Catawba are consolidated with the Company. The preferred interest and the expense attributable to this interest are included in Minority Interests and Minority Interest Expense, respectively, on the Consolidated Financial Statements. The third party investor in Catawba has committed to invest an additional $375 million under similar terms subject to the contribution of additional assets and satisfaction of certain conditions.

BellSouth Carolina PCS. In September 2000, the Company, through its wholly-owned subsidiary DukeNet, sold its 20% interest in BellSouth Carolina PCS for approximately $400 million to BellSouth Corporation. The resulting pre-tax gain was $407 million and is recorded in Operating Revenues.

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


--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                   --------------------------------------------------------------------------------
Three Months Ended
September 30, 2000
Natural Gas Transmission            $     247     $     32     $    279       $  125         $  33       $   447
Field Services                          2,087          440        2,527           81            67            53
NAWE                                    9,883           43        9,926          189            16           529
International Energy                      270            -          270           81            25            99
Other Energy Services                      58           18           76          (69)            3             6
Duke Ventures                             464            -          464          444             4           188
Other Operations (a)                        2            4            6            8             7           206
Eliminations and
     Minority Interests                     -         (537)        (537)          45             -             -
                                   --------------------------------------------------------------------------------
   Total Consolidated               $  13,011     $      -     $ 13,011       $  904         $ 155       $ 1,528
-------------------------------------------------------------------------------------------------------------------

Three Months Ended
September 30, 1999
Natural Gas Transmission            $     237     $     26     $    263       $  128         $  29       $    80
Field Services                            989          219        1,208           49            34            58
NAWE                                    3,585           34        3,619           84            12           252
International Energy                       98           14          112           20            20           898
Other Energy Services                     151            -          151          (47)            4            77
Duke Ventures                              65            -           65           28             3            84
Other Operations (a)                      (27)           9          (18)           1             4             -
Eliminations and
     Minority Interests                     -         (302)        (302)          18             -             -
                                   --------------------------------------------------------------------------------
   Total Consolidated               $   5,098     $      -     $  5,098       $  281         $ 106       $ 1,449
-------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                   --------------------------------------------------------------------------------
Nine Months Ended
September 30, 2000
Natural Gas Transmission            $     748      $    98      $   846      $   398         $  94       $   914
Field Services                          5,231          917        6,148          218           176           268
NAWE                                   19,426          235       19,661          337            46         1,224
International Energy                      725            2          727          267            74           929
Other Energy Services                     462           27          489          (53)            9            22
Duke Ventures                             531            -          531          474            12           352
Other Operations (a)                      (14)          30           16          (20)           21           308
Eliminations and
     Minority Interests                     -       (1,309)      (1,309)         128             -             -
                                   --------------------------------------------------------------------------------
   Total Consolidated               $  27,109      $     -      $27,109      $ 1,749         $ 432       $ 4,017
-------------------------------------------------------------------------------------------------------------------

Nine Months Ended
September 30, 1999
Natural Gas Transmission            $     852      $    73      $   925      $   482         $  98       $   187
Field Services                          1,837          497        2,334           97            90         1,595
NAWE                                    8,424           76        8,500          156            37           605
International Energy                      177           35          212           24            32         1,214
Other Energy Services                     464            -          464          (58)           11            87
Duke Ventures                             128            -          128           65             9           246
Other Operations (a)                      (31)          27           (4)         (26)           14             2
Eliminations and
     Minority Interests                     -         (708)        (708)          55             -             -
                                   --------------------------------------------------------------------------------
   Total Consolidated               $  11,851      $     -      $11,851      $   795         $ 291       $ 3,936
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Segment Assets (In millions)
-------------------------------------------------------------------------------------
                                                  September 30,      December 31,
                                                       2000              1999
                                                 -----------------------------------
Natural Gas Transmission                              $ 4,333           $ 3,897
Field Services                                          6,202             3,739
NAWE                                                   17,008             6,031
International Energy                                    4,217             4,459
Other Energy Services                                     689               612
Duke Ventures                                           1,714             1,031
Other Operations (a)                                    2,090             1,308
Eliminations                                             (624)             (477)
                                                 -----------------------------------
   Total Consolidated                                 $35,629           $20,600
------------------------------------------------------------------------------------
(a) Includes certain unallocated corporate items.


6.  Risk Management and Financial Instruments

Interest Rate Derivatives. To take advantage of current interest rates, the Company entered into several fixed-to-floating interest rate swap agreements during June 2000. The swaps have a total notional amount of $328 million and will expire in August 2022. In July 2000, the Company entered into a fixed-to-floating interest rate swap agreeement for a total notional amount of $77 million and will expire in April 2014.

7.  Debt and Credit Facilities

In August 2000, DEFS issued $1.7 billion of notes comprised of $600 million of 7 1/2% notes due 2005, $800 million of 7 7/8% notes due 2010 and $300 million of 8 1/8% notes due 2030. The proceeds were used to repay a portion of the $2.75 billion of commercial paper issued in connection with the Phillips acquisition. (see Note 4 to the Consolidated Financial Statements).

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation. The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its six business segments:

o   Natural Gas Transmission
o   Field Services
o   North American Wholesale Energy (NAWE)
o   International Energy
o   Other Energy Services
o   Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, net income was $421 million compared to $107 million for the comparable 1999 period. The increase was primarily due to a pre-tax gain of $407 million on the sale of the Company's 20% interest in BellSouth Carolina PCS. Also contributing to the increase was higher segment earnings due to business expansion, as described by segment below, partially offset by increased interest expense.

For the nine months ended September 30, 2000, net income was $729 million, including the above-mentioned pre-tax gain of $407 million. For the comparable 1999 period, net income was $1,000 million, including an after-tax extraordinary gain of $660 million. The decrease in net income was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. The absence of this gain, the absence of a $30 million reduction in income tax expense in the second quarter of 1999 and higher interest and minority interest expense in the current year were partially offset by increased segment earnings primarily due to business expansion, as described below by segment.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended September 30, 2000 were $891 million and $904 million, respectively, compared to $262 million and $281 million, respectively, for the same period in 1999. For the nine months ended September 30, 2000, operating income increased $956 million to $1,700 million from the same period in 1999. EBIT for the nine months ended September 30, 2000 was $1,749 million compared to $795 million for 1999. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 5 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

----------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
----------------------------------------------------------------------------------------------------
                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                   -----------------------------------------------------------------
                                        2000             1999            2000             1999
                                   -----------------------------------------------------------------
Natural Gas Transmission                $125             $128         $   398             $482
Field Services                            81               49             218               97
North American
     Wholesale Energy                    189               84             337              156
International Energy                      81               20             267               24
Other Energy Services                    (69)             (47)            (53)             (58)
Duke Ventures                            444               28             474               65
Other Operations                           8                1             (20)             (26)
EBIT attributable to
     Minority Interests                   45               18             128               55
                                   -----------------------------------------------------------------
Consolidated EBIT                       $904             $281          $1,749             $795
----------------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -----------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $279           $263            $846            $925
Operating Expenses                                     151            139             459             457
                                                 -----------------------------------------------------------
Operating Income                                       128            124             387             468
Other Income, Net of Expenses                           (3)             4              11              14
                                                 -----------------------------------------------------------
EBIT                                                  $125           $128            $398            $482
                                                 ===========================================================

Throughput - Tbtu (a)                                  346            338           1,223           1,489
-------------------------------------------------------------------------------------------------------------
(a) Trillion British thermal units.


For the quarter and nine months ended September 30, 2000, EBIT for Natural Gas Transmission decreased $3 million and $84 million, respectively, compared to the same periods in 1999. Benefits in 1999, related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates, contributed $10 million and $38 million to the decrease in EBIT for the quarter and nine-month periods, respectively. The decrease for the current nine-month period also resulted from the absence of $70 million in 1999 EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation in March 1999. The decreases in EBIT for both periods were partially offset by increased earnings from market-expansion projects and joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company, which was acquired in March 2000 (see
Note 4 to the Consolidated Financial Statements).

Field Services

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $2,527         $1,208          $6,148          $2,334
Operating Expenses                                   2,409          1,158           5,846           2,237
                                                 ------------------------------------------------------------
Operating Income                                       118             50             302              97
Other Income, Net of Expenses                            9             (1)              5               -
Minority Interest Expense                               46              -              89               -
                                                 ------------------------------------------------------------
EBIT                                                $   81         $   49          $  218          $   97
                                                 ============================================================

Natural Gas Gathered and
   Processed/Transported, TBtu/d (a)                    8.2            5.8             7.4            4.9
Natural Gas Liquids (NGL)
   Production, MBbl/d (b)                             417.0          224.7           349.9          182.5
Natural Gas Marketed, TBtu/d                            0.5            0.5             0.5            0.5
Average Natural Gas Price per MMBtu (c)               $4.27          $2.59           $3.42          $2.16
Average NGL Price per Gallon (d)                      $0.55          $0.40           $0.51          $0.31
-------------------------------------------------------------------------------------------------------------

(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

EBIT for Field Services increased $32 million and $121 million for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases in EBIT and volume of activity for both periods were primarily due to growth and acquisitions, including: the combination of Field Services' gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000 (see Note 4 to the Consolidated Financial Statements); the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999; and, other recent acquisitions and plant expansions. Improved average NGL prices, which increased 38% for the quarter and 65% for the nine months, when compared to the prior year, also contributed significantly to the increase in EBIT.

NAWE

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -----------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $9,926          $3,619        $19,661          $8,500
Operating Expenses                                   9,743           3,531         19,296           8,325
                                                 -----------------------------------------------------------
Operating Income                                       183              88            365             175
Other Income, Net of Expenses                           (2)              3             (7)             21
Minority Interest (Benefit) Expense                     (8)              7             21              40
                                                 -----------------------------------------------------------
EBIT                                                $  189          $   84        $   337          $  156
                                                 ===========================================================

Natural Gas Marketed, TBtu/d                          12.0            10.4           11.7            10.4
Electricity Marketed, GWh                           89,967          34,131        198,518          78,147
Proportional Megawatt Capacity Owned (a)                                            7,925           5,909
-------------------------------------------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.


In the second quarter of 2000, the Company's Trading and Marketing segment was combined with NAWE. See Note 1 to the Consolidated Financial Statements for additional information. For the quarter ended September 30, 2000, EBIT for NAWE increased $105 million compared with the same period in 1999. The increase was attributable to increased earnings from generation assets and favorable trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 15% and 164%, respectively. Partially offsetting the increase in EBIT were increased operating and development costs and a net decrease of $26 million in income when compared to 1999 from the sale of interests in generating facilities as a result of NAWE executing its domestic portfolio management strategy.

NAWE's EBIT increased $181 million for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was the result of increased earnings from asset positions, increased trading margins due to price volatility in gas and power and a net $49 million increase in income over the prior year from the sale of interests in generating facilities. In addition, the volumes of natural gas and power marketed increased 13% and 154%, respectively. These increases were partially offset by increased operating and development costs associated with business expansion.

International Energy

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                   $ 270           $ 112          $ 727           $ 212
Operating Expenses                                     189              87            477             186
                                                 ------------------------------------------------------------
Operating Income                                        81              25            250              26
Other Income, Net of Expenses                            7               6             35              13
Minority Interest Expense                                7              11             18              15
                                                 ------------------------------------------------------------
EBIT                                                 $  81           $  20          $ 267           $  24
                                                 ============================================================

Proportional Megawatt Capacity Owned (a)                                            4,394           2,019
Proportional Maximum Pipeline
   Capacity (a) , MMcf/d (b)                                                          321             321
-------------------------------------------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.
(b) Million cubic feet per day.

International Energy's EBIT increased $61 million for the quarter and $243 million for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase for both periods was primarily attributable to increased earnings in Latin America, mainly resulting from new projects (see
Note 4 to the Consolidated Financial Statements for a discussion of recent acquisitions). The increase for the nine-month period also included $54 million from the February 2000 sale of certain assets relating to the transportation of NGLs.

Other Energy Services

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions)                                        2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $ 76            $151           $489            $464
Operating Expenses                                     145             198            542             522
                                                 ------------------------------------------------------------
EBIT                                                  $(69)          $ (47)         $ (53)          $ (58)
-------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2000, EBIT for Other Energy Services decreased $22 million, compared to the same period in 1999. The results for the quarter include a loss on a project recorded by Duke/Fluor Daniel (D/FD) of approximately $42 million. Duke Engineering & Services, Inc. (DE&S) also recorded an approximately $27 million charge during the quarter to reflect a more conservative revenue recognition approach on its projects. This DE&S charge was offset by a $38 million charge in 1999, comprised primarily of expenses for severance and office closings associated with repositioning the company for growth. The current year charges were also partially offset by increased earnings at DukeSolutions, Inc. (DukeSolutions) from new business activity and decreased operating expenses.

For the nine months ended September 30, 2000, EBIT for Other Energy Services increased $5 million. This increase is the result of the effect of the third quarter activity listed above, more than offset by earnings from new business activity and decreased operating expenses at DukeSolutions, and earnings related to new projects at D/FD.

Duke Ventures

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions)                                        2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $464             $65           $531            $128
Operating Expenses                                      20              37             57              63
                                                 ------------------------------------------------------------
EBIT                                                  $444             $28           $474            $ 65
-------------------------------------------------------------------------------------------------------------

EBIT for Duke Ventures increased $416 million and $409 million for the quarter and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. This increase is primarily attributable to the sale by DukeNet Communications of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation for a pre-tax gain of $407 million. Increased gains on commercial project sales by Crescent Resources, Inc. also contributed to the increased earnings for the quarter but had no impact on the nine-month period.

Other Impacts on Net Income

Interest expense increased $103 million for the quarter and $256 million for the nine months ended September 30, 2000 compared to the same periods in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interest expense remained the same for the quarter but increased $43 million for the nine months ended September 30, 2000, compared to the same periods in 1999. Included in minority interests is expense related to regular distributions on issuances of the Company's trust preferred securities. This expense increased $2 million for the quarter and $13 million for the nine-month period due to additional issuances of the Company's trust preferred securities during 1999.

Minority interest expense related to joint ventures decreased $2 million for the quarter but increased $30 million for the nine-month period. The increase for the current nine-month period includes minority interest expense related to Field Services' joint venture with Phillips Petroleum (see Note 4 to the Consolidated Financial Statements). Also contributing to the change for the nine-month period was decreased minority interest expense at NAWE related to its joint venture with Exxon Mobil Corporation and increased minority interest expense at International Energy related to its 1999 and 2000 acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $1,006 million for the nine months ended September 30, 2000 compared to $549 million for the same period in 1999. The increase in cash was primarily due to increased accounts payable due to increased trading and marketing volumes, offset by increased tax payments made in 2000 as a result of the earlier sale of the Midwest Pipelines.

Investing Cash Flows

Net cash used in investing activities was $3,714 million for the nine months ended September 30, 2000 compared to $1,777 million for the same period in 1999. The primary use of cash in investing activities for capital and investment expenditures reflect development and expansion expenditures, refurbishment and upgrades to existing assets and the acquisition of various businesses and assets. Significant acquisitions in 2000 include approximately $390 million for the acquisition of East Tennessee Natural Gas Company, approximately $280 million for the acquisition of additional minority interests in Companhia de Geracao de Energia Eletrica Paranapanema and approximately $250 million for the acquisition of Market Hub Partners. See Note 4 to the Consolidated Financial Statements for further information on significant acquisitions. In 1999, the primary acquisition was the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities.

Offsetting the capital and investing expenditures were the cash proceeds from the current period sale of the Company's 20% interest in BellSouth Carolina PCS to BellSouth Corporation for $400 million (see Note 4 to the Consolidated Financial Statements) and the 1999 sale of the Midwest Pipelines business for $1.9 billion.

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

In April 2000, Duke Energy Field Services, LLC (DEFS) issued approximately $2.75 billion of commercial paper associated with the Phillips acquisition. In August 2000, DEFS issued $1.7 billion of notes comprised of $600 million of 7 1/2% notes due 2005, $800 million of 7 7/8% notes due 2010 and $300 million of 8 1/8% notes due 2030, reducing the DEFS commercial paper balance (see Note 4 to the Consolidated Financial Statements).

In September 2000, the Company formed Catawba River Associates, LLC (Catawba) and sold a non-controlling, preferred interest in Catawba to a third party for approximately $650 million. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.6% at September 30, 2000). Third party investor in Catawba has committed to invest an additional $375 million under similar terms subject to the contribution of additional assets and satisfaction of certain conditions. See Note 3 to the Consolidated Financial Statements for further discussion.

Under its commercial paper facilities and extendable commercial note programs
(ECNs), the Company had the ability to borrow up to $3.96 billion and $2.05 billion at September 30, 2000 and December 31, 1999, respectively.

A summary of the available commercial paper and ECNs as of September 30, 2000 is as follows:

-------------------------------------------------------------------------------------------
(In billions)           Duke Capital          DEFS          Duke Energy         Total
                         Corporation                       International
-------------------------------------------------------------------------------------------
Commercial Paper            $1.55            $1.00 (a)        $0.41(b)          $2.96
ECNs                         1.00                -               -               1.00
                        -------------------------------------------------------------------
Total                       $2.55            $1.00            $0.41             $3.96
-------------------------------------------------------------------------------------------

(a) Original availability of $2.8 billion was reduced upon DEFS' issuance of $1.7 billion in notes.
(b) Includes ability to issue medium term notes.

The amount of the Company's bank credit and construction facilities available at September 30, 2000 and December 31, 1999, was approximately $3.9 billion and $2.5 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At September 30, 2000, approximately $1.9 billion was outstanding under the commercial paper facilities and (ECNs), and approximately $337 million of borrowings were outstanding under the bank credit and construction facilities.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), may offer a portion of its common stock to the public in 2001, in an initial public offering. The proceeds of this offering will be used to reduce its outstanding commercial paper. Such an offering is subject to favorable market conditions. After an offering, the ownership share of the Company and Phillips Petroleum in DEFS Corporation would be reduced accordingly. See Note 4 to the Consolidated Financial Statements for further discussion.

As of September 30, 2000, the Company and its subsidiaries had the ability to issue up to $2.5 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

The Company is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. The established comprehensive risk management policies are currently monitored and maintained by the Chief Risk Officer (CRO) to monitor and manage these market risks. The Company's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives that receive periodic updates from the CRO on market risk positions, corporate exposures and overall results of the Company's risk management activities. The CRO has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including monitoring of energy financial exposure limits. A description of the changes in the Company's market risk since December 31, 1999 follows.

Interest Rate Risk

From time to time the Company may enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Note 6 to the Consolidated Financial Statements for additional information.

The Company entered into several fixed-to-floating interest rate swap agreements for a total notional amount of $328 million in June 2000 and entered into a fixed-to-floating interest rate swap agreement for a total notional amount of $77 million in July 2000. These swaps exchange fixed rate interest payment obligations to variable rate obligations to take advantage of current interest rates.

Commodity Price Risk

In March 2000, the Company's exposure to market fluctuations in the prices of NGLs increased as a result of the Company combining its gas gathering, processing and marketing business with Phillips to form a new midstream company. See Note 4 to the Consolidated Financial Statements for additional information on the combination. The Company closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of September 30, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $5 million, after considering the effect of the Company's commodity hedge positions.

The risk in the Company's commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis. For additional information on the DER computations, see the Quantitative and Qualitative Disclosures About Market Risk section in the Company's 1999 Form 10-K filing.

The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $10 million and $7 million at September 30, 2000 and December 31, 1999, respectively. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $10 million and $7 million for the nine months ended September 30, 2000 and 1999, respectively.

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

At September 30, 2000, the Company's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon, the Argentine Peso, the European Euro, and the Canadian dollar. Based on a sensitivity analysis at September 30, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce the Company's financial position by approximately $100 million and would not significantly affect the Company's consolidated results of operations or cash flows over the next twelve months. Based on a sensitivity analysis at September 30, 2000, a 10% devaluation in other foreign currencies were insignificant to the Company's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

Natural Gas Competition. Wholesale Competition. On February 9, 2000, the Federal Energy Regulatory Commission (FERC) issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2 -year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter, the Company's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

        (27)   Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

        The Company filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DUKE CAPITAL CORPORATION

November 13, 2000                       /s/  Richard J. Osborne
                                       ---------------------------------------
                                       Richard J. Osborne
                                       Executive Vice President and
                                       Chief Financial Officer


November 13, 2000                       /s/  Sandra P. Meyer
                                       ---------------------------------------
                                       Sandra P. Meyer
                                       Controller