Form 10-K
period 2000-12-31
DUKE CAPITAL CORP
filed 2001-04-02
CIK 1051116

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  [X]
 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                For the fiscal year ended December 31, 2000 or

  [_]
 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the transition period from      to

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
              Title of each class                      on which registered
              -------------------                 -----------------------------
7 3/8% Quarterly Income Preferred Securities
 issued by Duke Capital Financing Trust I and
 guaranteed by Duke Capital Corporation.........  New York Stock Exchange, Inc.
7 3/8% Trust Originated Preferred Securities
 issued by Duke Capital Financing Trust II and
 guaranteed by Duke Capital Corporation.........  New York Stock Exchange, Inc.
8 3/8% Trust Preferred Securities issued by Duke
 Capital Financing Trust III and guaranteed by
 Duke Capital Corporation.......................  New York Stock Exchange, Inc.

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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2001...................  None
Number of shares of Common Stock, without par value, outstanding at
 February 28, 2001...................................................... 1,010

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           DUKE CAPITAL CORPORATION
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

Item                                                                      Page
- ----                                                                      ----

                                    PART I.

 1.Business..............................................................   1
    General..............................................................   1
    Natural Gas Transmission.............................................   3
    Field Services.......................................................   5
    North American Wholesale Energy......................................   6
    International Energy.................................................   9
    Other Energy Services................................................  10
    Duke Ventures........................................................  11
    Environmental Matters................................................  11
    Geographic Regions...................................................  12
    Employees and Management.............................................  12
    Recent Financing.....................................................  12
    Operating Statistics.................................................  13
 2.Properties............................................................  13
 3.Legal Proceedings.....................................................  15

                                   PART II.

 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................  16
 6.Selected Financial Data...............................................  16
 7.Management's Discussion and Analysis of Results of Operations and
 Financial Condition.....................................................  17
 7A. Quantitative and Qualitative Disclosures About Market Risk..........  31
 8.Financial Statements and Supplementary Data...........................  32
 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................  61

                                   PART IV.

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  61
    Signatures...........................................................  63

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

                                    PART I.

Item 1. Business.

GENERAL

  Duke Capital Corporation (collectively with its subsidiaries, the "Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent of certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments.

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

  Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). Its operations are conducted primarily through Duke Energy Field Services, LLC
(DEFS), a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

  North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000.

  International Energy conducts its operations through Duke Energy International, LLC (DEI). International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia-Pacific and European regions.

  Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

  Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

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

  Transmission System (Electric). An interconnected group of electric transmission lines and related equipment for moving or transferring electric energy in bulk between points of supply and points at which it is transformed for delivery over a distribution system to customers, or for delivery to other electric transmission systems.

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

NATURAL GAS TRANSMISSION

  Natural Gas Transmission provides interstate transportation and storage of natural gas through its operating subsidiaries, which include Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), East Tennessee Natural Gas Company (East Tennessee) and Market Hub Partners (MHP). East Tennessee and MHP were acquired in March 2000 and September 2000, respectively. Panhandle Eastern Pipe Line Company and Trunkline Gas Company were also a part of Natural Gas Transmission until their sale to CMS Energy Corporation (CMS) in March 1999. See further discussion of the acquisitions and sale in Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

  Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 400 MMcf/d in the U.S. Maritimes & Northeast Pipeline was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project near Nova Scotia in December 1999. The Company operates the U.S. portion of the Maritimes & Northeast Pipeline.

  For 2000, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 1,717 trillion British thermal units (TBtu), compared to 1,565 TBtu in 1999, a 10% increase from last year. The pipelines that were sold to CMS during 1999 also delivered 328 TBtu in 1999 prior to the sale. A majority of Natural Gas Transmission's contracted volumes are under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to various customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Operating Statistics." Demand for gas transmission on Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters. Natural Gas Transmission's major pipeline customers are located in Pennsylvania, New Jersey, Connecticut, Virginia, Tennessee, Rhode Island and New York.

                                     [MAP]

  Natural Gas Transmission's interstate pipeline systems consist of approximately 12,000 miles of pipe, which includes 830 miles related to the partial ownership interest in Maritimes & Northeast Pipeline. The pipeline systems receive natural gas from many major North American producing regions for delivery to markets primarily in the Mid-Atlantic, southeastern and New England states. Consistent with its growth strategy, the Company and The Williams Companies, Inc. announced the closing on February 1, 2001 of their joint purchase of Coastal Corporation's Gulfstream Natural Gas System LLC. The planned 744-mile Gulfstream gas pipeline will originate near Mobile, Alabama, and cross the Gulf of Mexico to Manatee County, Florida.

  MHP owns natural gas salt cavern facilities in south Texas and Louisiana with a total storage capacity of 23 billion cubic feet (Bcf). Utilizing these facilities, MHP provides high deliverability firm storage services, real-time title tracking and other interruptible storage hub services to producers, end-users, LDCs, pipelines and natural gas marketers. TETCO and East Tennessee also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO's certificated working capacity in these three fields is 75 Bcf. TETCO also leases storage capacity. East Tennessee's storage services utilize a liquefied natural gas (LNG) storage facility in Tennessee which has a certificated working capacity of 1.2 Bcf. Algonquin owns no storage fields.

 Competition

  The Company's interstate pipeline and storage subsidiaries compete with other interstate and intrastate pipeline and storage facilities in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

  Natural Gas Transmission competes directly with other interstate pipelines serving the Mid-Atlantic, northeastern and southeastern states.

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

 Regulation

  The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Natural Gas Transmission." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO, Algonquin, East Tennessee and MHP hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

  As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier.

  The FERC has implemented regulations governing access to regulated natural gas transmission customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of NAWE with Natural Gas Transmission.

  Natural Gas Transmission is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Environmental Matters."

Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

FIELD SERVICES

  Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Field Services owns and operates approximately 57,000 miles of natural gas gathering systems, including intrastate pipelines, and 68 natural gas processing plants in the U.S. and Canada. Field Services also has ownership interests in 11 other natural gas processing plants in the U.S.

  Field Services gathers natural gas from production wellheads through gathering systems in western Canada and 11 contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas. Field Services' operations also include several intrastate pipeline systems and one high-deliverability natural gas storage facility.

  The map below includes Field Services' natural gas gathering systems, intrastate pipelines, region offices and supply areas. The map also shows the interstate systems of the Natural Gas Transmission segment.

                                     [MAP]

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

  Field Services' operating results are significantly impacted by changes in NGL prices, which increased approximately 56% in 2000 compared to 1999. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

  In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) to form a new midstream company, named DEFS. In addition to this transaction, Duke Energy transferred its interest in Texas Eastern Products Pipeline Company (TEPPCO), the general partner of TEPPCO Partners, LP, to the newly formed company, DEFS. For further discussion of the Phillips transaction see Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

  On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). For further discussion of the UPR acquisition see Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

  See certain operating statistics of Field Services under "Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.

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

 Regulation

  The intrastate pipelines owned by Field Services are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, are also subject to FERC regulation. However, the majority of the natural gas gathering activities of Field Services are not subject to regulation by the FERC.

  Field Services is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Environmental Matters." Certain operations of Field Services are subject to the jurisdiction of the Department of Transportation and certain similar state agencies whose regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979, and subsequent amendments.

NAWE

  NAWE's business activities include asset development, operation and management of merchant generation facilities primarily through DENA and commodity sales and services related to natural gas and power, primarily through DETM, a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts its business throughout the U.S. and Canada.

  DENA is an integrated energy business that develops, owns and manages a portfolio of merchant generation facilities. To capture the greatest value, DENA, through its portfolio management strategy, seeks opportunities to invest in markets that have capacity needs and to divest assets, in whole or in part, when significant value can be realized. DENA captures additional value by combining its project development, commercial and risk management expertise with the technical and operational skills of other of the Company's business units to build and manage its projects with maximum efficiency. DENA also supplies competitively priced energy, integrated logistics and asset optimization services, as well as, risk management products, to wholesale energy customers.

  DENA currently owns, operates or has substantial interests in approximately 6,200 MW of gross operating generation and has approximately 7,300 MW of projects under construction, which are slated for completion to meet summer peak demand: 3,200 MW in 2001 and 4,100 MW in 2002. In additon to the facilities in operation or under construction, DENA has approximately 13,500 MW in advanced development scheduled to begin operation between 2002 and 2004.

  The following map includes DENA's power generation facilities.

                                     [MAP]

  DETM markets natural gas, electricity and other energy-related products to a wide range of customers across North America. The Company owns a 60% interest in DETM's natural gas and electric power trading operations, with Exxon Mobil Corporation owning a 40% minority interest. The Company and Exxon Mobil Corporation are in arbitration regarding the ownership of DETM. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Litigation and Contingencies, Exxon Mobil Corporation" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies--Litigation."

  DETM markets natural gas primarily to LDCs, electric power generators (including DENA's generation facilities), municipalities, large industrial end-users and energy marketing companies. DETM markets electricity to investor-owned utilities, municipal power generators and other power marketers. DETM also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services. Operations are primarily in the U.S. and, to a lesser extent, in Canada, and are serviced through three operating centers.

  Natural gas marketing operations encompass both on-system and off-system supplies. With respect to on-system supplies, DETM generally purchases natural gas from producers who are connected to Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system supplies, DETM purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. Substantially all of Mobil's U.S. and Canadian natural gas production is committed to be marketed by DETM through 2006.

  With respect to electricity marketing operations, DETM purchases electricity from third-party suppliers and from DENA's domestic generation facilities for resale to customers.

  DETM has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system supplies, also generally include market-sensitive pricing provisions. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. For information concerning DETM's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk" and Note 6 to the Consolidated Financial Statements, "Risk Management and Financial Instruments--Commodity Derivatives--Trading."

  See certain operating statistics of NAWE under "Operating Statistics." Activities of DETM can fluctuate in response to the seasonality affecting both electricity and natural gas.

Competition

  DETM competes with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy-related commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

  DENA experiences substantial competition from existing utility companies as well as other merchant electric generation companies in the U.S.

Regulation

  The energy marketing activities of NAWE may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit NAWE's trading and marketing entities to market natural gas, electricity and other energy-related commodities at market-based rates, subject to FERC jurisdiction.

  Most of DENA's operations are not subject to rate regulation. However, to the extent that DENA's generating stations in California sell electricity under "reliability must run" agreements to the California Independent System Operator, such sales are made at FERC regulated rates.

  As described in Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies--California Issues," a number of investigations have commenced to determine the causes of higher wholesale electric prices in California in 2000. During March 2001, the FERC ordered several electricity suppliers, including DETM, to (i) refund or offset prices that were bid for power in California during Stage 3 emergencies in January and February 2001, to the extent such prices exceeded a FERC-approved market-clearing price or
(ii) submit information supporting the prices that were bid. During the months of January and February 2001, DETM's bids included a commercially-based credit premium to cover the substantial risk of nonpayment that existed at the time. The credit premiums were responsible for the bids of DETM exceeding the FERC-approved market-clearing prices for January and February 2001. Although DETM believes that the credit premiums were appropriate, in a compliance filing with the FERC on March 23, 2001, DETM elected to offset the credit premium amounts against the bid prices, provided it was paid what it was owed based on the FERC-approved market-clearing price. Pursuant to such filing, the amount that DETM will offset totals approximately $20 million in the aggregate. It is expected that the FERC will issue additional orders with respect to sales in California covering the period from October 2 through December 31, 2000, and periods following February 2001. Various parties have expressed differing views on the FERC's actions in this area, and such actions may be subject to reconsideration or appeal. Although this matter is in its earliest stage, management believes this matter will not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

  NAWE is subject to federal, state and local environmental regulations. For a discussion of environmental regulation, see "Environmental Matters."

INTERNATIONAL ENERGY

  International Energy develops, owns and operates energy-related facilities worldwide. These facilities provide natural gas and power development and operations, as well as energy trading and marketing. International Energy conducts its operations primarily in Latin America, Asia Pacific and Europe, through DEI.

  Liberalization of energy markets abroad is providing substantial opportunities for International Energy to grow through acquisitions, construction of greenfield projects and expansion of existing facilities. International Energy is an active participant in international competitive energy-related markets, which include natural gas pipelines, power generation, energy trading and marketing and other services. International Energy owns, operates or has substantial interests in approximately 5,000 MW of generation and approximately 1,100 miles of pipeline systems.

  International Energy continues to focus on its regional target areas in Latin America, Asia Pacific and Europe for further expansion opportunities. In January 2000, DEI completed a series of transactions to purchase, for approximately $1.03 billion, an approximate 95% interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema), an electric generating company in Brazil. From August 1999 through April 2000, DEI acquired Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. Also, during 2000, DEI acquired 100% of Mobil Europe Gas Inc. (MEGAS) from Mobil Corporation. MEGAS is a gas marketing company located in the Netherlands. For additional information on significant business acquisitions see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources--Investing Cash Flows" and Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions".

  The following map illustrates the locations of International Energy's worldwide energy facilities, including projects under construction or under contract.

                                     [MAP]

 Competition and Regulation

  International Energy's operations are subject to country and region-specific market and competition regulations enacted by various regulatory authorities. Regulatory issues that are commonly addressed in various international regions include: rules governing open and competitive access to the gas and power transmission grids, dispatch rules for merchant power plant dispatch and remuneration, and rules that support the emergence of competitive gas and power trading and marketing.

  International Energy's operations are subject to international environmental regulations. For a discussion of environmental regulation, see "Environmental Matters."

OTHER ENERGY SERVICES

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through DE&S, D/FD and DukeSolutions.

  DE&S specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide.

  D/FD, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of the Company and Fluor Enterprises, Inc. each own 50% of D/FD.

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

  Other Energy Services experiences substantial competition from utilities and other independent companies in the U.S. and abroad.

  Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Environmental Matters."

DUKE VENTURES

  Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent, DukeNet and DCP.

  Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. At December 31, 2000, Crescent owned 3.8 million square feet of commercial and industrial space, with an additional 2.3 million square feet under construction. This portfolio included 2.9 million square feet of office space,
0.8 million square feet of warehouse space and 0.1 million square feet of retail space. At December 31, 2000, Crescent also had approximately 175,000 acres of land under its management.

  DukeNet provides fiber optic networks for industrial, commercial and residential customers and plans to enable networks for energy services applications. It owns and operates a 700-mile fiber optic communications network centered in North Carolina and South Carolina that is interconnected with a 15,500-mile, fiber optic communications network, through affiliate agreements with third parties, that stretches from Maine to Texas. DCP, a merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets. During September 2000, DukeNet sold its 20% interest in BellSouth Carolina PCS to BellSouth Corporation. See further discussion of this sale in Note 2 of the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

ENVIRONMENTAL MATTERS

  The Company is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include:

  . The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions that impose responsibilities on owners, operators or both of air emissions sources including obtaining permits and annual compliance and reporting obligations;

  . State Implementation Plans, which were issued by the EPA to 22 states and the District of Columbia related to existing and new national ambient air quality standards for ozone;

  . The Federal Water Pollution Control Act Amendments of 1987, which require permits for facilities that discharge treated wastewater into the environment; and

  . The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

  For further discussion of environmental matters involving the Company, including possible liability and capital costs, see Item 3--"Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies-- Environmental." Compliance with international, federal, state and local provisions' regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Company.

GEOGRAPHIC REGIONS

  The Company's significant geographic regions are as follows:

                                                    Latin   Other
                                     U.S.   Canada America Foreign Consolidated
                                    ------- ------ ------- ------- ------------
                                                   (In millions)
2000
Consolidated revenues.............. $33,895 $4,964 $  512  $  560    $39,931
Consolidated long-term assets......  17,972    900  2,823   1,222     22,917

1999
Consolidated revenues.............. $14,466 $2,007 $  171  $  252    $16,896
Consolidated long-term assets......  11,005    250  2,708     901     14,864

1998
Consolidated revenues.............. $12,038 $  996 $   31  $   46    $13,111
Consolidated long-term assets......   9,032    140    207     632     10,011

  For a discussion of the Company's foreign operations and the risks associated with them, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Risk" and Notes 3 and 6 to the Consolidated Financial Statements, "Business Segments" and "Risk Management and Financial Instruments," respectively.

EMPLOYEES AND MANAGEMENT

  At December 31, 2000, the Company had approximately 12,000 employees. Approximately 175 operating and maintenance employees are represented by unions. Of these, approximately 60 are represented by the International Brotherhood of Electrical Workers (IBEW). During 2000, a new agreement was reached with the IBEW for these employees. Approximately 37 employees are represented by the Paper, Allied, Chemical and Energy Workers Union (PACE) and 13 employees are represented by the PACE International Unit. A new labor agreement was reached with the PACE International Unit in 2000. Approximately 64 employees are represented by the International Union of Operating Engineers.

  The officers and directors of the Company consist of certain executive officers of Duke Energy. Duke Energy has entered into employment agreements with certain key executives. Additionally, the Company's business units maintain their own management structure.

RECENT FINANCING

  In late March 2001, Duke energy completed an offering of 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company and Duke Energy purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 4 million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotment made during the offerings. Total net proceeds from the offering were approximately $850 million and were used to repay short-term debt and for other corporate purposes.

OPERATING STATISTICS

                                                Years Ended December 31,
                                           -----------------------------------
                                            2000    1999    1998   1997  1996
                                           ------- ------- ------ ------ -----
Natural Gas Transmission
Throughput Volumes(a), TBtu(b):...........   1,717   1,565  1,459  1,641 1,676

Field Services
Natural Gas Gathered and
 Processed/Transported, TBtu/d(c).........     7.6     5.1    3.6    3.4   2.9
NGL Production, MBbl/d(d).................   358.5   192.4  110.2  108.2  78.5
Average Natural Gas Price per MMBtu(e)....   $3.89   $2.27  $2.11  $2.59 $2.59
Average NGL Price per Gallon..............   $0.53   $0.34  $0.26  $0.35 $0.39
Natural Gas Marketed, TBtu/d..............     0.7     0.5    0.4    0.4   0.5

NAWE
Natural Gas Marketed, TBtu/d..............    11.9    10.5    8.0    6.9   5.5
Electricity Marketed, GWh(f).............. 275,258 109,634 98,991 64,650 4,229

- --------
(a) Excludes throughput of pipelines sold in March 1999 to CMS Energy: 328 TBtu (1999); 1,141 Tbtu (1998); 1,279 TBtu (1997); 1,319 TBtu (1996).
(b) Trillion British thermal units.
(c) Trillion British thermal units per day.
(d) Thousand barrels per day.
(e) Million British thermal units.
(f) Gigawatt-hour

Item 2. Properties.

NATURAL GAS TRANSMISSION

  TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system consists of approximately 9,000 miles of pipeline and has 70 compressor stations.

  TETCO also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and include 469 miles of TETCO's pipeline system.

  Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

  East Tennessee's transmission system crosses TETCO's system at two points in Tennessee and consists of two mainline systems totaling 1,100 miles of pipeline in Tennessee and Virginia with 18 compressor stations.

  For additional information and a map concerning natural gas transmission and storage properties, see "Business, Natural Gas Transmission."

FIELD SERVICES

  For information and a map regarding the properties of Field Services, see "Business, Field Services."

NAWE

  The DENA generation portfolio includes:

                                                                     Ownership
                               Gross                                  Interest
Name                            MW        Fuel          Location    (percentage)
- ----                           ----- --------------- -------------- ------------
Moss Landing.................. 1,478 Natural gas           CA           100%
Morro Bay..................... 1,002 Natural gas           CA           100
South Bay.....................   700 Natural gas           CA           100
Madison.......................   640 Natural gas           OH            50
Vermillion....................   640 Natural gas           IN            50
Maine Independence............   520 Natural gas           ME           100
Bridgeport....................   480 Natural gas           CT            67
American Ref-Fuel.............   286 Waste-to-energy CT, MA, NJ, NY      37
St. Francis...................   247 Natural gas           MO            50
Oakland.......................   165 Oil                   CA           100
Fort Drum.....................    50 Coal                  NY            10
                               -----
  Total....................... 6,208
                               =====

  DENA has approximately 7,300 MW under construction in various high-growth markets, which are slated for completion to meet summer peak demands: 3,200 MW in 2001 and 4,100 MW in 2002. In addition to the facilities in operation or under construction, DENA has approximately 13,500 MW in advanced development scheduled to begin operation between 2002 and 2004.

  For additional information and a map regarding the properties of NAWE, see "Business, NAWE."

INTERNATIONAL ENERGY

  The International Energy generation portfolio in operation includes:

                                                                   Approximate
                                                                    Ownership
                                   Gross                             Interest
Name                                MW       Fuel       Location   (percentage)
- ----                               ----- ------------- ----------- ------------
Paranapanema...................... 2,307 Hydro           Brazil         95
Hidroelectrica Cerros Colorados...   547 Thermal/Hydro  Argentina       91
Egenor............................   529 Hydro/Thermal    Peru          90
Acajutla..........................   400 Thermal       El Salvador      88
Puncakjaya Power..................   389 Thermal        Indonesia       43
Western Australia.................   280 Thermal        Australia      100
Electroquil.......................   169 Thermal         Ecuador        52
Aquaytia..........................   160 Hydro            Peru          22
Empressa Electrica Corani.........   126 Hydro           Bolivia        50
New Zealand.......................   112 Thermal       New Zealand     100
Mollejon..........................    25 Hydro           Belize         95
                                   -----
  Total........................... 5,044
                                   =====

  DEI has approximately 562 and 43 gross MWs under construction in Latin America and Australia, respectively. DEI owns approximately 1,320 miles of pipeline systems in Australia, including 434 miles under development. Additionally, DEI has an 11.84% ownership interest in 855 miles of pipeline systems in Australia and a 21.9% ownership interest in 190 miles of pipeline systems in Peru. Also as of December 31, 2000, DEI had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  For additional information and a map regarding the properties of International Energy, see "Business, International Energy."

DUKE VENTURES

  For information regarding the properties of Duke Ventures, see "Business, Duke Ventures."

OTHER

  None of the properties used in connection with the Company's other business activities are considered material to the Company's operations as a whole.

Item 3. Legal Proceedings.

  The Company's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages. For further information related to this lawsuit, see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies--California Issues," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--California Issues."

  In December 2000, three subsidiaries of the Company initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving the Company the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, the Company exercised its right to buy the Exxon Mobil entities' interest. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

  In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that the Company violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

  The Illinois Environmental Protection Agency has initiated an environmental enforcement proceeding against a former subsidiary of the Company relating to alleged air quality permit violations at a natural gas compressor station. The Company has agreed to indemnify the purchaser of this former subsidiary against liability for any penalty or fines resulting from these alleged violations. This proceeding could result in a penalty in excess of $100,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  The Company's subsidiary, DEFS, is presently resolving non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1998 and 1999. This matter, the bulk of which was voluntarily self-disclosed to the agency, involves approximately 115 of DEFS' facilities that did not meet specific administrative filing deadlines for required air permit paperwork. Additionally, DEFS is actively resolving, with the New Mexico Environment Department, alleged non-compliance of various air permit requirements at four facilities in New Mexico. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities and compliance with permit emissions limits at one facility. DEFS believes that these apparent non-compliance issues being addressed with Texas and New Mexico agencies, under relevant air programs, will result in total penalty assessments of less than $500,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  DEFS has also been in discussions with the Colorado Air Pollution Control Division regarding various asserted non-compliance issues arising from agency inspections of DEFS' Colorado facilities in 1999 and 2000, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operation Permits at seven gas plants and two compressor stations in Colorado, including record keeping requirements, parametric monitoring requirements, delayed filings, and operation inconsistent with throughput limits on particular pieces of equipment. As a result of these discussions, DEFS received from the agency in March 2001, a comprehensive proposed settlement agreement to resolve all of these various items related to air permit compliance at the nine facilities. Although DEFS is still discussing the appropriate resolution of these non-compliance instances with the Colorado Air Pollution Control Division, management believes that the comprehensive resolution for all nine facilities will result in a total penalty assessment of less than $575,000.

  For additional information concerning litigation and other contingencies, see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies--Environmental," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental; Current Issues--California Issues, and Current Issues--Litigation and Contingencies."

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  All of the outstanding common stock of the Company is, as of the date hereof, owned by Duke Energy. There is no market for the Company's common stock. Dividends on the Company's common stock will be paid when declared by the Board of Directors. The Company did not pay dividends on its common stock in 2000 or 1999 and, in present, has no plans to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data.

                            Selected Financial Data

                                       2000    1999    1998    1997(a) 1996(a)
                                      ------- ------- -------  ------- -------
                                      (In millions, except per share amounts)
Income Statement
Operating revenues................... $39,931 $16,896 $13,111  $11,915 $7,816
Operating expenses...................  37,683  15,830  12,023   11,079  6,947
                                      ------- ------- -------  ------- ------
Operating income.....................   2,248   1,066   1,088      836    869
Other income and expenses............      83      94      49       37     20
                                      ------- ------- -------  ------- ------
Earnings before interest and taxes...   2,331   1,160   1,137      873    889
Interest expense.....................     621     326     237      214    232
Minority interest expense............     263     107      71       22      6
                                      ------- ------- -------  ------- ------
Earnings before income taxes.........   1,447     727     829      637    651
Income taxes.........................     521     237     310      257    252
                                      ------- ------- -------  ------- ------
Income before extraordinary item.....     926     490     519      380    399
Extraordinary gain (loss), net of
 tax.................................     --      660      (8)     --     (17)
                                      ------- ------- -------  ------- ------
  Net income......................... $   926 $ 1,150 $   511  $   380 $  382
Balance Sheet
Total assets......................... $43,522 $20,600 $13,856  $11,097 $9,752
Long-term debt, less current
 maturities.......................... $ 7,254 $ 5,319 $ 2,884  $ 2,919 $2,028

- --------
(a) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred January 1, 1996.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

  Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

  Business Segments. Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through six business segments.

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

  Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). Its operations are conducted primarily through Duke Energy Field Services, LLC
(DEFS), a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

  North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts its business throughout the U.S. and Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000. Previous periods have been restated to conform to current period presentation.

  International Energy conducts its operations through Duke Energy International, LLC. International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia Pacific and European regions.

  Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc.

  Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet Communications, LLC. (DukeNet) and Duke Capital Partners (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

  Business Strategy. The company's business strategy is to develop integrated energy businesses in targeted regions where the Company's extensive capabilities in developing energy assets, operating electricity, natural gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. The growth in and restructuring of global energy markets are providing opportunities for the Company's competitive business segments to capitalize on their comprehensive capabilities. Domestically, the Company is aggressively investing in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure in the eastern U.S., rapidly increasing its leading position in natural gas gathering, processing and NGL marketing, and developing its trading and marketing structured origination expertise across the energy spectrum. Internationally, the Company is currently focusing on integrated electric and natural gas opportunities in Latin America, Asia Pacific and Europe.

  Natural Gas Transmission has increased its earnings growth rate by executing a comprehensive strategy of selected acquisitions and expansions and by developing expanded services and incremental projects that meet changing customer needs.

  Field Services has developed market-leading size, scope and reliability of supply in natural gas gathering, processing and NGL marketing. Field Services plans to make additional investments in gathering, processing and NGL infrastructure. Field Services' interconnected natural gas processing operations provide an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals.

  NAWE plans to continue increasing earnings through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as regional opportunities are identified, evaluated and realized throughout the North American marketplace. To capture the greatest value in the U.S., DENA, through its portfolio management strategy, seeks opportunities to invest in energy assets in markets that have capacity needs and to divest other assets, in whole or in part, when significant value can be realized. Commodity sales and services related to natural gas and power continue to expand as NAWE provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies.

  International Energy plans to continue expanding through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities in selected international regions. International Energy's combination of assets and capabilities and close working relationships with other subsidiaries of the Company allow it to efficiently deliver natural gas pipeline, power generation, energy marketing and other services.

  Other Energy Services plans to grow by providing an expanding customer base with a variety of engineering and energy efficiency services that allow customers to more effectively deal with rapidly changing conditions in the energy marketplace.

  Duke Ventures plans to expand earnings capabilities in its real estate, telecommunications and capital financing business units by developing regional opportunities and by applying extensive experience to new project development.

  The Company's business strategy and growth expectations can vary significantly depending on many factors, including, but not limited to, the pace and direction of industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Results of Operations

  In 2000, net income was $926 million, including a pre-tax gain of $407 million on the sale of the Company's 20% interest in BellSouth Carolina PCS (BellSouth PCS). In 1999, net income was $1,150 million, including an after-tax extraordinary gain of $660 million resulting from the sale of the Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines along with Trunkline LNG Company. The increase in income before extraordinary items in 2000 was primarily due to a 101% increase in segment earnings as described below, including the BellSouth PCS gain. Partially offsetting this increase was the 1999 extraordinary gain and higher interest and minority interest expense in the current year.

  Net income increased $639 million in 1999 from 1998 net income of $511 million. The increase in net income was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. This gain, along with the factors described below that affect segment earnings, was partially offset by higher interest and minority interest expense.

  Operating income for 2000 was $2,248 million compared to $1,066 million in 1999 and $1,088 million in 1998. Earnings before interest and taxes (EBIT) were $2,331 million, $1,160 million and $1,137 million for 2000, 1999 and 1998, respectively. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 3 to the Consolidated Financial Statements for additional information on business segments. EBIT is summarized in the following table and is discussed by business segment thereafter.

EBIT by Business Segment

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In millions)
Natural Gas Transmission.......................... $    534  $    627  $    702
Field Services....................................      296       144        76
North American Wholesale Energy...................      330       214       133
International Energy..............................      331        42        12
Other Energy Services.............................      (61)      (94)       10
Duke Ventures.....................................      563       162       122
Other Operations..................................      107       (27)       25
EBIT attributable to minority interests...........      231        92        57
                                                   --------  --------  --------
Consolidated EBIT................................. $  2,331  $  1,160  $  1,137
                                                   ========  ========  ========

  Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                        (In millions, except
                                                            where noted)
Operating revenues.................................. $  1,131 $  1,230 $  1,542
Operating expenses..................................      609      615      864
                                                     -------- -------- --------
Operating income....................................      522      615      678
Other income, net of expenses.......................       12       12       24
                                                     -------- -------- --------
EBIT................................................ $    534 $    627 $    702
                                                     ======== ======== ========
Throughput--TBtu(a).................................    1,717    1,893    2,593

- --------
(a)  Trillion British thermal units.

  In 2000, EBIT for Natural Gas Transmission decreased $93 million compared to 1999, primarily due to $132 million of EBIT in 1999 that did not reoccur in 2000. These items consisted of $70 million of EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation (CMS) in March 1999; a $24 million gain resulting from the sale of the Company's interest in the Alliance Pipeline project; and benefits totaling $38 million related to the completion of certain environmental cleanup programs below estimates. These items were partially offset by increased earnings from market-expansion projects and joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company and Market Hub Partners (MHP), which were acquired in March and September 2000, respectively. See Note 2 to the Consolidated Financial Statements for additional information on the sale of the Midwest Pipelines and the acquisitions of East Tennessee Natural Gas Company and MHP.

  EBIT for Natural Gas Transmission decreased $75 million in 1999 compared to 1998. As a result of the sale of the Midwest Pipelines in March 1999, EBIT for the Midwest Pipelines decreased $156 million compared to 1998's full year of operation. For the remainder of Natural Gas Transmission, EBIT increased $81 million compared to 1998, primarily as a result of increased earnings from market-expansion projects and joint ventures, higher throughput and lower operating expenses. A $24 million gain resulting from the sale of the Company's interest in the Alliance Pipeline project and benefits totaling $38 million related to the completion of certain environmental cleanup programs below estimates also increased EBIT in 1999. Partially offsetting these contributions to EBIT were the favorable impacts in 1998 in connection with the resolution of regulatory issues related to natural gas supply realignment cost issues and a refund from a state property tax ruling.

 Field Services

                                                   Years Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  -------- --------  --------
                                                  (In millions, except where
                                                            noted)
Operating revenues............................... $  9,060 $  3,590  $  2,677
Operating expenses...............................    8,635    3,444     2,598
                                                  -------- --------  --------
Operating income.................................      425      146        79
Other income, net of expenses....................        6       (2)       (3)
Minority interest expense........................      135      --        --
                                                  -------- --------  --------
EBIT............................................. $    296 $    144  $     76
                                                  ======== ========  ========
Natural gas gathered and processed/transported,
 TBtu/d(a).......................................      7.6      5.1       3.6
NGL production, MBbl/d(b)........................    358.5    192.4     110.2
Natural gas marketed, TBtu/d.....................      0.7      0.5       0.4
Average natural gas price per MMBtu(c)........... $   3.89 $   2.27  $   2.11
Average NGL price per gallon(d).................. $   0.53 $   0.34  $   0.26

- --------
(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

  Field Services' EBIT increased $152 million in 2000 from 1999. The increase in EBIT and volume activity was primarily due to the combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000; the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) (collectively, the "UPR acquisition") in April 1999; and other recent acquisitions and plant expansions. For additional information on the Phillips combination and the UPR acquisition, see Note 2 to the Consolidated Financial Statements. Improved average NGL prices, which increased 56% over 1999 prices, also contributed significantly to the increase in EBIT.

  In 1999, Field Services' EBIT increased $68 million compared to 1998. A significant portion of the increase resulted from earnings from the UPR acquisition. Improved average NGL prices, which were up 31% from the prior year also contributed to the increase in EBIT. Partially offsetting these increases were $34 million of asset sale gains in 1998.

 North American Wholesale Energy

                                                      Years Ended December 31,
                                                      --------------------------
                                                        2000     1999    1998
                                                      -------- -------- --------
                                                        (In millions, except
                                                            where noted)
Operating revenues................................... $ 29,303 $ 11,541 $ 8,783
Operating expenses...................................   28,900   11,326   8,619
                                                      -------- -------- -------
Operating income.....................................      403      215     164
Other income, net of expenses........................      --        60      20
Minority interest expense............................       73       61      51
                                                      -------- -------- -------
EBIT................................................. $    330 $    214 $   133
                                                      ======== ======== =======
Natural gas marketed, TBtu/d.........................     11.9     10.5     8.0
Electricity marketed, GWh(a).........................  275,258  109,634  98,991
Proportional megawatt capacity owned(b)..............    8,984    5,799   5,098

- --------
(a)Gigawatt-hours.
(b)Includes under construction or under contract.

  NAWE's EBIT increased $116 million in 2000 compared to 1999. The increase was the result of increased earnings from asset positions, increased trading margins due to price volatility in natural gas and power and a $47 million increase in income from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy. Operating revenues and expenses increased as the volumes of natural gas and power marketed increased 13% and 151%, respectively. These increases were partially offset by a $110 million charge related to receivables for energy sales in California, and increased operating and development costs associated with business expansion. See the Current Issues, California Issues section of Management's Discussion and Analysis, and Note 11 to the Consolidated Financial Statements for further information.

  In 1999, EBIT for NAWE increased $81 million from 1998. The increase included $99 million in income from the sale of partial interests in four generating facilities as a result of NAWE executing its portfolio management strategy, as well as, higher power trading margins. Partially offsetting these increases were lower natural gas trading margins. Higher operating expenses and increased development costs associated with business expansion also partially offset the earnings increases.

International Energy

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                               2000  1999  1998
                                                              ------ ----- ----
                                                                (In millions,
                                                                except where
                                                                   noted)
Operating revenues........................................... $1,067 $ 357 $159
Operating expenses...........................................    755   292  145
                                                              ------ ----- ----
Operating income.............................................    312    65   14
Other income, net of expenses................................     42     8    4
Minority interest expense....................................     23    31    6
                                                              ------ ----- ----
EBIT......................................................... $  331 $  42 $ 12
                                                              ====== ===== ====
Proportional megawatt capacity owned(a)......................  4,876 2,974  943
Proportional maximum pipeline capacity(a), MMcf/d(b).........    416   321  124

- --------
(a) Includes under construction or under contract.
(b) Million cubic feet per day.

  International Energy's EBIT increased $289 million in 2000 when compared to 1999. The increase was primarily attributable to increased earnings in Latin America, mainly resulting from new investments (see Note 2 to the Consolidated Financial Statements for a discussion of significant acquisitions). The increase also included $54 million from the February 2000 sale of certain assets relating to the transportation of liquefied natural gas.

  In 1999, International Energy's EBIT increased $30 million compared to 1998. Earnings from new investments in Latin America and Australia contributed $63 million to the increase. Partially offsetting these increases were higher operating expenses and increased development costs associated with business expansion.

Other Energy Services

                                                                Years Ended
                                                                December 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----  ------  ----
                                                               (In millions)
Operating revenues........................................... $695  $  989  $521
Operating expenses...........................................  756   1,083   511
                                                              ----  ------  ----
EBIT......................................................... $(61) $  (94) $ 10
                                                              ====  ======  ====

  In 2000, EBIT for Other Energy Services improved $33 million compared to 1999. New business activity and decreased operating expenses at DukeSolutions, and earnings related to new projects at D/FD were responsible for current year improved EBIT. The results for 2000 also include the Company's portion of an estimated project loss recorded by D/FD of approximately $62 million, partially offset by 1999 charges of $38 million and $35 million at DE&S and DukeSolutions, respectively. The 1999 charges primarily related to expenses for severance and office closings associated with repositioning the companies for growth.

  EBIT for Other Energy Services decreased $104 million in 1999 compared to 1998. The decrease was primarily due to the above-mentioned charges of $38 million and $35 million at DE&S and DukeSolutions, respectively. Increased development costs at DukeSolutions and decreased earnings from projects of DE&S also contributed to lower EBIT.

Duke Ventures

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                  (In millions)
Operating revenues............................................... $642 $232 $171
Operating expenses...............................................   79   70   49
                                                                  ---- ---- ----
EBIT............................................................. $563 $162 $122
                                                                  ==== ==== ====

  EBIT for Duke Ventures increased $401 million in 2000 when compared to 1999. This increase is primarily attributable to the sale by DukeNet of its 20% interest in BellSouth PCS to BellSouth Corporation for a pre-tax gain of $407 million. Slightly offsetting this increase in EBIT was a decrease in commercial project sales and land sales at Crescent.

  In 1999, EBIT for Duke Ventures increased $40 million compared to 1998. The increase was primarily due to Crescent's increased residential developed lot sales, land sales and commercial project sales, partially offset by decreased lake lot sales. Increased fiber optic revenues at DukeNet and decreased losses related to its interest in BellSouth PCS also contributed to increased EBIT.

Other Impacts on Earnings Available for Common Stockholders

  Interest expense increased $295 million in 2000 compared to 1999, and $89 million in 1999 compared to 1998 due to higher average debt balances outstanding, resulting from acquisitions and expansion.

  Minority interest expense increased $156 million in 2000 compared to 1999 and $36 million in 1999 compared to 1998. Included in minority interest expense is expense related to regular distributions on issuances of the Company's trust preferred securities (see Note 10 to the Consolidated Financial Statements). This expense increased $13 million for 2000 and $34 million for 1999 due to additional issuances of the Company's trust preferred securities during 1999 and 1998.

  In addition, the increase for 2000 includes minority interest expense related to Field Services' combination with Phillips Petroleum, and increased minority interest expense at NAWE related to its joint venture with Exxon Mobil Corporation, partially offset by decreased minority interest expense at International Energy related to its 1999 and 2000 acquisitions. The 1999 increase in minority interest expense over 1998 related primarily to International Energy's 1999 investments and NAWE's joint venture with Exxon Mobil Corporation. For additional information regarding acquisitions and new joint venture projects, see Notes 2 and 7 to the Consolidated Financial Statements.

  The Company's effective income tax rate was approximately 36%, 33% and 37% for 2000, 1999 and 1998, respectively. The decrease in 1999 was primarily due to the favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines.

  The sale of the Midwest Pipelines to CMS closed in March 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million (see
Note 2 to the Consolidated Financial Statements).

  In January 1998, TEPPCO Partners, LP, in which the Company has a 21.1% ownership interest, redeemed certain First Mortgage Notes. This resulted in a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to the Company's share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

 Operating Cash Flows

  Net cash provided by operations was $1,272 million in 2000, $1,128 million in 1999 and $930 million in 1998. Cash flows from operations decreased in 2000 compared to 1999 primarily due to tax payments made in 2000 related to the sale of the Midwest Pipelines. The increase in cash flows from operations in 1999 from 1998 was primarily due to net income resulting from business expansion.

 Investing Cash Flows

  Capital and investment expenditures were approximately $4.8 billion in 2000 compared to $5.2 billion in 1999. The primary use of cash in investing activities for capital and investment expenditures reflects development and expansion expenditures, upgrades to existing assets and the acquisitions of various businesses and assets. The change in Natural Gas Transmission's capital expenditures is primarily due to business expansion related to the approximately $390 million acquisition of East Tennessee Natural Gas Company and the approximately $250 million of cash for the acquisition of MHP. In 2000, NAWE began construction of a number of power generation plants in the U.S. and continued capital expenditures on projects initiated prior to 2000. International Energy's business expansion included the completion of a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $280 million and the completion of the approximately $405 million acquisition of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America. Offsetting the capital and investing expenditures were cash proceeds of $400 million from the 2000 sale of The Company's 20% interest in BellSouth PCS to

BellSouth Corporation. For additional information concerning significant acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

 Capital and Investment Expenditures by Business Segment

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In millions)
Natural Gas Transmission............................ $    973 $    261 $    290
Field Services......................................      376    1,630      304
North American Wholesale Energy.....................    1,737    1,028      796
International Energy................................      980    1,779      239
Other Energy Services...............................       28       94       41
Duke Ventures.......................................      643      382      232
Other Operations....................................       35        3       12
                                                     -------- -------- --------
  Total consolidated................................ $  4,772 $  5,177 $  1,914
                                                     ======== ======== ========

  Capital and investment expenditures in 1999 increased approximately $3.3 billion from 1998 capital and investment expenditures of approximately $1.9 billion. The increase primarily resulted from business expansion for the Field Services, NAWE and International Energy business segments. Business expansion for Field Services included the $1.35 billion UPR acquisition. In 1999, NAWE began construction of multiple power generation plants in the U.S. and continued capital expenditures on projects initiated prior to 1999. International Energy's business expansion included $1.7 billion for multiple acquisitions in Latin America, western Australia and New Zealand. Expenditures related to these activities were partially funded by $1.9 billion in cash proceeds from the sale of the Midwest Pipelines. For additional information concerning significant acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

  Projected 2001 capital and investment expenditures for the Company are approximately $6.4 billion, including approximately $5.8 billion for acquisitions and other expansion opportunities and approximately $600 million for existing plant upgrades. The Company's projected capital expenditures also include $800 million in expenditures over the next three years for its Gulfstream pipeline project.

  All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

 Financing Cash Flows

  The Company's consolidated capital structure at December 31, 2000, including short-term debt, was 49% debt, 47% common equity and minority interests and 4% trust preferred securities. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 3.1 times, 2.9 times and
4.2 times for 2000, 1999 and 1998, respectively.

  The Company's business expansion opportunities, along with debt repayments and operating requirements, are expected to be funded by cash from operations, external financing, capital contributions from parent and the proceeds from certain asset sales. Funding requirements met by external financing, capital contributions from parent and proceeds from the sale of assets are dependent upon the opportunities presented and favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.

  In April 2000, DEFS issued approximately $2.75 billion of commercial paper associated with the Phillips combination of which $1.22 billion was distributed to Phillips Petroleum. In August 2000, DEFS issued $1.7 billion of notes at rates from 7.50% to 8.125% and reduced the outstanding balance of its commercial paper. In

December 2000, Texas Eastern Transmission Corporation (TETCO) issued $300 million of 7.30% notes due 2010. For additional information regarding debt, see Note 9 to the Consolidated Financial Statements.

  During 2000, the Company formed Catawba River Associates, LLC, and third-party, non-controlling, preferred interest holders invested approximately $1,025 million. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.847% at December 31, 2000). See Note 2 to the Consolidated Financial Statements for further discussion.

  During 2000, the Company repaid $380 million of 8.0% notes, $200 million of 10.375% notes and made $320 million in scheduled debt repayments. In addition, the Company made a tender offer for $115 million of the notes assumed with the acquisition of MHP. As of December 31, 2000, approximately $88 million of these notes had been retired.

  Also during 2000, the Company received a $200 million capital contribution from its parent, Duke Energy.

  Under its commercial paper facilities and extendible commercial note programs (ECNs), The Company had the ability to borrow up to $4.0 billion and $2.1 billion at December 31, 2000 and 1999, respectively. A summary of the available commercial paper and ECNs as of December 31, 2000, is as follows:

                                 Duke Capital  Duke Energy    Duke Energy
                                 Corporation  Field Services International Total
                                 ------------ -------------- ------------- -----
                                                  (In billions)
Commercial paper................    $1.55         $1.00(a)       $0.41(b)  $2.96
ECNs............................     1.00           --             --       1.00
                                    -----         -----          -----     -----
  Total.........................    $2.55         $1.00          $0.41     $3.96
                                    =====         =====          =====     =====

- --------
(a) Original availability of $2.8 billion was reduced to $1.0 billion upon DEFS' issuance of $1.7 billion in notes in August 2000.
(b)  Includes ability to issue medium-term notes.

  The amount of the Company's bank credit and construction facilities available at December 31, 2000 and 1999, was approximately $3.0 billion and $2.5 billion, respectively. Certain of the bank credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At December 31, 2000, approximately $1.9 billion was outstanding under the commercial paper facilities and ECNs, and approximately $44 million was outstanding under bank credit and construction facilities.

  As of December 31, 2000, the Company and its subsidiaries had the ability to issue up to $2.4 billion aggregate public offering price of debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as Senior Notes, Subordinated Notes and Trust Preferred Securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Risk Policies

  The Company is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign currency exchange rates. Comprehensive risk management policies have been established by management to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of the Company's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits.

 Interest Rate Risk

  The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities and trust preferred securities and commercial paper, as well as interest rate swaps and interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. The Company may also enter into financial derivative instruments, including, but not limited to, swaps, options and treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 9, and 10 to the Consolidated Financial Statements for additional information.

  Based on a sensitivity analysis as of December 31, 2000, it was estimated that if market interest rates average 1% higher (lower) in 2001 than in 2000, earnings before income taxes would decrease (increase) by approximately $35 million. Comparatively, based on a sensitivity analysis as of December 31, 1999, had interest rates averaged 1% higher (lower) in 2000 than in 1999, it was estimated that earnings before income taxes would have decreased (increased) by approximately $10 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 2000 and 1999. The increase in interest rate sensitivity is primarily the result of the increase in outstanding variable-rate commercial paper. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

 Commodity Price Risk

  The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options. See Notes 1 and 6 to the Consolidated Financial Statements for additional information.

  The risk in the commodity trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to limit and monitor the risk in the commodity trading portfolio on monthly and annual bases.

  The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company's DER calculation includes commodity derivative instruments held for trading purposes. The Company's DER amounts are depicted in the table below. The increase in DER amounts as compared to 1999 is a result of the Company's expanding portfolio of energy-related products both domestically and internationally.

 Daily Earnings at Risk

                         Estimated One-Day Estimated One-Day Estimated Average Estimated Average
                         Impact on EBIT at Impact on EBIT at One-Day Impact on One-Day Impact on
Operational Locations    December 31, 2000 December 31, 1999   EBIT for 2000     EBIT for 1999
- ---------------------    ----------------- ----------------- ----------------- -----------------
                                                    (In millions)(a)
North American..........        $18              $  7               $16              $  8
Other international.....         11               --                  2               --

- --------
(a) Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits.

  Certain subsidiaries of the Company are also exposed to market fluctuations in the prices of various commodities related to their ongoing power generating, natural gas gathering, processing and marketing activities. The Company closely monitors the risks associated with these commodities' price changes on its future operations, and where appropriate, uses various commodity instruments, such as electricity, natural gas, crude oil and NGLs to hedge these price risks. Based on a sensitivity analysis as of December 31, 2000, it was estimated that if NGL prices average one cent per gallon less in 2001, EBIT would decrease by approximately $8 million, after considering the effect of the Company's commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 1999, estimated that EBIT would have decreased by approximately $6 million. Based on the sensitivity analyses associated with other commodities' price changes, net of the Company's commodity hedge positions, the effect on EBIT was not material as of December 31, 2000 or 1999.

 Credit Risk

  The Company's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of December 31, 2000, the Company had approximately $400 million in receivables related to energy sales in California. The Company quantified its exposures with regard to those receivables and recorded a provision of $110 million. See the Current Issues, California Issues section of Management's Discussion and Analysis, and Note 11 to the Consolidated Financial Statements for further information regarding credit exposure.

  The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Physical forward contracts and financial derivatives are generally settled at the expiration of the contract term or each delivery period; however, these transactions are also generally subject to margin agreements with the majority of the Company's counterparties.

 Foreign Currency Risk

  The Company is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, the Company uses sensitivity analysis, which measures the impact of a devaluation of the foreign currencies to which it has exposure.

  At December 31, 2000, the Company's primary foreign currency exchange rate exposures were the Brazilian real, the Peruvian nuevo sol, the Australian dollar, the El Salvadoran colon, the Argentine peso, the European euro and the Canadian dollar. Based on a sensitivity analysis as of December 31, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce the Company's financial position by approximately $91 million and would not significantly affect the Company's consolidated results of operations, cash flows or financial position over the next 12 months. Based on a sensitivity analysis as of December 31, 1999, a 10% devaluation in the Brazilian currency exchange rates would have reduced the Company's financial position by approximately $65 million. The increase in sensitivity to the Brazilian real is primarily due to the increased investment in Paranapanema as a result of the Company's tender offer in 2000. See Note 2 to the Consolidated Financial Statements for further information. Based on these sensitivity analyses, a 10% devaluation in other foreign currencies was insignificant to the Company's consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

  Natural Gas Competition. Wholesale Competition. On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter of 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, the Company's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

  Management does not believe the effects of these matters will have a material effect on the Company's future consolidated results of operations, cash flows or financial position.

  Retail Competition. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local natural gas distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations, cash flows or financial position.

  Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

  Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at four federal Superfund sites and one state Superfund site. While the cost of remediation of these sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of the Company, had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. TETCO will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

  Under terms of the sales agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, the Company is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. Based on the Company's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  Air Quality Control. In 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, carbon dioxide emission reductions from fossil-fueled electric generating facilities in the U.S. and other developed nations, as well as methane emission reductions from natural gas operations. Several subsequent meetings have been held attempting to resolve operational details to clear the way for multinational ratification and implementation without resolution. If the Kyoto Protocol were to be adopted in its current form, it could have far-reaching implications for the Company and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and the Company cannot estimate the effects on future consolidated results of operations, cash flows or financial position. The Company remains engaged with those developing public policy initiatives and continuously assesses the commercial implications for its markets around the world.

  California Issues. California Litigation. The Company's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages.

  California Wholesale Electricity Markets. As a result of high prices in the western U.S. wholesale electricity markets in 2000, several state and federal regulatory investigations and complaints have commenced to determine the causes of the prices and potentially to recommend remedial action. The FERC concluded its investigation by issuing on December 15, 2000, an Order Directing Remedies in California Wholesale Electricity Markets. In this conclusion, the FERC found no basis in allegations made by government officials in California that specific electric generators artificially drove up power prices. This conclusion is consistent with similar findings by the Compliance Unit of the California Power Exchange (CalPX) and the Northwest Power Planning Council. That Order is the subject of numerous rehearing requests.

  At the state level, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of those investigations have been completed and no findings have been made in connection with any of them.

  California Utilities Defaults and Other Proceedings. Two California electric utilities recently defaulted on many of their obligations to suppliers and creditors. NAWE supplies electric power to these utilities directly and indirectly through contracts through the California Independent System Operator (CAISO) and the CalPX. NAWE also supplies natural gas to these utilities under direct contracts. With respect to electric power sales through the CAISO and CalPX, the Company quantified its exposures at December 31, 2000 to these utilities and recorded a $110 million provision. As a result of these defaults and certain related government actions, the Company has taken a number of steps, including initiating court actions, to mitigate its exposure.

  While these matters referenced above are in their earliest stages, management does not believe, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

  Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of the Company initiated binding arbitration against three subsidiaries of the Exxon Mobil

Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a Buy-out Right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving the Company the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, the Company exercised its right to buy the Exxon Mobil entities' interest. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the Buy-out Right provision, and seeks specific performance of the provision. The Company also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

  In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that the Company violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

  For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements.

  New Accounting Standard. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

  The Company has determined the effect of implementing SFAS No. 133 and recorded a net-of-tax cumulative-effect adjustment of $68 million as a reduction in earnings. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholder's Equity is estimated to be $908 million on January 1, 2001.

  Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. The Company implemented SFAS No. 133 based on current rules and guidance in place as of January 1, 2001. However, if the definition of derivative instruments is altered, this may impact the Company's transition adjustment amounts and subsequent reported operating results.

  Forward-Looking Statements. From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                            DUKE CAPITAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                 (In millions)

                                                     Years Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
Operating Revenues
  Sales, trading and marketing of natural gas and
   petroleum products.............................. $ 23,741 $ 10,661 $  7,854
  Trading and marketing of electricity.............   13,059    3,610    2,788
  Transportation and storage of natural gas........    1,045    1,139    1,450
  Electric generation..............................      565      328       80
  Gain on sale of equity interest..................      407      --       --
  Other............................................    1,114    1,158      939
                                                    -------- -------- --------
    Total operating revenues.......................   39,931   16,896   13,111
                                                    -------- -------- --------
Operating Expenses
  Natural gas and petroleum products purchased.....   23,317   10,376    7,497
  Purchased power..................................   11,583    3,169    2,602
  Other operation and maintenance..................    2,045    1,757    1,450
  Depreciation and amortization....................      587      418      385
  Property and other taxes.........................      151      110       89
                                                    -------- -------- --------
    Total operating expenses.......................   37,683   15,830   12,023
                                                    -------- -------- --------
Operating Income...................................    2,248    1,066    1,088
Other Income and Expenses..........................       83       94       49
                                                    -------- -------- --------
Earnings Before Interest and Taxes.................    2,331    1,160    1,137
Interest Expense...................................      621      326      237
Minority Interest Expense..........................      263      107       71
                                                    -------- -------- --------
Earnings Before Income Taxes.......................    1,447      727      829
Income Taxes.......................................      521      237      310
                                                    -------- -------- --------
Income Before Extraordinary Item...................      926      490      519
Extraordinary Gain, net of tax.....................      --       660       (8)
                                                    -------- -------- --------
Net Income......................................... $    926 $  1,150 $    511
                                                    ======== ======== ========


                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...................................... $    926  $  1,150  $    511
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization...................      603       442       397
 Net mark-to-market gain.........................     (292)        4       (75)
 Extraordinary gain, net of tax..................      --       (660)        8
 Gain on sale of equity investment...............     (407)      --        --
 Provision on NAWE receivables...................      110       --        --
 Deferred income taxes...........................       68       156        70
 Transition cost recoveries (payments), net......       82        95       (28)
 (Increase) decrease in
  Receivables....................................   (4,428)     (790)     (101)
  Inventory......................................      (49)      (86)      (32)
  Other current assets...........................     (769)     (139)      (50)
 Increase (decrease) in
  Accounts payable...............................    4,538       619        56
  Taxes accrued..................................     (346)      (44)       40
  Interest accrued...............................       58        28         6
  Other current liabilities......................      988       134       101
 Other, net......................................      190       219        27
                                                  --------  --------  --------
   Net cash provided by operating activities.....    1,272     1,128       930
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital and investment expenditures.............   (4,772)   (5,177)   (1,914)
 Proceeds from sale of subsidiaries and equity
  investment.....................................      400     1,900       --
 Proceeds from sales and other, net..............     (127)      132       115
                                                  --------  --------  --------
   Net cash used in investing activities.........   (4,499)   (3,145)   (1,799)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from the issuance of:
 Long-term debt..................................    2,654     2,773       590
 Guaranteed preferred beneficial interests in
  subordinated notes of
  Duke Capital Corporation.......................      --        242       581
 Payments for the redemption of long-term debt...     (987)     (808)      (78)
 Net change in notes payable and commercial
  paper..........................................    1,412        54      (498)
 Capital contributions from parent...............      200       200       200
 Distributions to minority interests.............   (1,216)      --        --
 Contributions from minority interests...........    1,116       --        --
 Other, net......................................      (50)       28         6
                                                  --------  --------  --------
   Net cash provided by financing activities.....    3,129     2,489       801
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................      (98)      472       (68)
Cash received from business acquisitions.........      100        49        38
Cash and cash equivalents at beginning of
 period..........................................      585        64        94
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $    587  $    585  $     64
                                                  ========  ========  ========
Supplemental Disclosures
 Cash paid for interest, net of amount
  capitalized.................................... $    559  $    294  $    224
 Cash paid for income taxes...................... $     92  $    202  $    192

                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
ASSETS
Current Assets
  Cash and cash equivalents.................................... $   587 $   585
  Receivables..................................................   7,588   2,957
  Inventory....................................................     350     267
  Current portion of regulatory assets.........................     --       81
  Unrealized gains on mark-to-market transactions..............  10,248   1,118
  Other........................................................   1,243     344
                                                                ------- -------
    Total current assets.......................................  20,016   5,352
                                                                ------- -------
Investments and Other Assets
  Investments in affiliates....................................   1,336   1,299
  Pre-funded pension costs.....................................     --      340
  Goodwill, net................................................   1,504     774
  Notes receivable.............................................     462     154
  Unrealized gains on mark-to-market transactions..............   3,621     690
  Other........................................................   1,789     664
                                                                ------- -------
    Total investments and other assets.........................   8,712   3,921
                                                                ------- -------
Property, Plant and Equipment
  Cost.........................................................  17,160  13,642
  Less accumulated depreciation and amortization...............   2,621   2,475
                                                                ------- -------
    Net property, plant and equipment..........................  14,539  11,167
                                                                ------- -------
Regulatory Assets and Deferred Debits..........................     255     160
                                                                ------- -------
Total Assets................................................... $43,522 $20,600
                                                                ======= =======



                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable.......................................... $ 6,804  $ 2,106
  Notes payable and commercial paper........................   1,570       83
  Taxes accrued.............................................     407      738
  Interest accrued..........................................     146       83
  Current maturities of long-term debt......................     284      277
  Unrealized losses on mark-to-market transactions..........  10,226    1,241
  Other.....................................................   1,634      600
                                                             -------  -------
    Total current liabilities...............................  21,071    5,128
                                                             -------  -------
Long-term Debt..............................................   7,254    5,319
                                                             -------  -------
Deferred Credits and Other Liabilities
  Deferred income taxes.....................................   1,645    1,475
  Environmental clean-up liabilities........................     100      101
  Unrealized losses on mark-to-market transactions..........   3,222      438
  Other.....................................................     511      657
                                                             -------  -------
    Total deferred credits and other liabilities............   5,478    2,671
                                                             -------  -------
Guaranteed Preferred Beneficial Interests in Subordinated
 Notes of Duke Capital Corporation..........................     823      823
                                                             -------  -------
Minority Interests..........................................   2,435    1,200
                                                             -------  -------
Common Stockholder's Equity
  Common stock, no par, 3,000 shares authorized, 1,010
   shares outstanding.......................................     --       --
  Paid-in capital...........................................   3,400    3,200
  Retained Earnings.........................................   3,185    2,261
  Accumulated other comprehensive income....................    (124)      (2)
                                                             -------  -------
    Total common stockholder's equity.......................   6,461    5,459
                                                             -------  -------
Total Liabilities and Stockholder's Equity.................. $43,522  $20,600
                                                             =======  =======

                See Notes to Consolidated Financial Statements.

                            DUKE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                                 (In millions)

                                                  Accumulated
                                                     Other                 Total
                         Common Paid-in Retained Comprehensive         Comprehensive
                         Stock  Capital Earnings    Income     Total      Income
                         ------ ------- -------- ------------- ------  -------------
Balance December 31,
 1997...................  $--   $2,766   $  600      $ --      $3,366
  Net income............                    511                   511     $  511
                                                                          ------
    Total comprehensive
     income.............                                                  $  511
                                                                          ======
  Capital contribution
   from parent..........           200                            200
  Other capital stock
   transactions, net....             3       (7)                   (4)
                          ----  ------   ------      -----     ------
Balance December 31,
 1998...................  $--   $2,969   $1,104      $ --      $4,073
                          ----  ------   ------      -----     ------
  Net income............                  1,150                 1,150     $1,150
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments (Note
     1).................                                (2)        (2)        (2)
                                                                          ------
    Total comprehensive
     income.............                                                  $1,148
                                                                          ======
  Capital contribution
   from parent..........           230                            230
  Other capital stock
   transactions, net....             1        7                     8
                          ----  ------   ------      -----     ------
Balance December 31,
 1999...................  $--   $3,200   $2,261      $  (2)    $5,459
                          ----  ------   ------      -----     ------
  Net income............                    926                   926     $  926
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments (Note
     1).................                              (122)      (122)      (122)
                                                                          ------
    Total comprehensive
     income.............                                                  $  804
                                                                          ======
  Capital contribution
   from parent..........           200                            200
  Other capital stock
   transactions, net....                     (2)                   (2)
                          ----  ------   ------      -----     ------
Balance December 31,
 2000...................  $--   $3,400   $3,185      $(124)    $6,461
                          ----  ------   ------      -----     ------

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                  Notes to Consolidated Financial Statements

             For the Years Ended December 31, 2000, 1999 and 1998

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could differ from those estimates.

  Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

  Inventory. Inventory consists primarily of materials and supplies, natural gas and natural gas liquid (NGL) products held in storage for transmission, processing and sales commitments. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

  Accounting for Risk Management and Commodity Trading Activities. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased or Purchased Power, and in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark-to-Market Transactions.

  Commodity derivatives such as futures, forwards, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas, electricity and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives that qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased, or Purchased Power. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

  The Company periodically uses interest rate swaps, accounted for under the accrual method, to manage the interest rate characteristics associated with outstanding debt. Interest rate differentials to be paid or received as interest rates change are accrued and recognized as an adjustment to interest expense. The amount accrued as either a payable to or a receivable from counterparties is included in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits.

  The Company also periodically utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-Term Debt and are amortized in the Consolidated Statements of Income as an adjustment to Interest Expense.

  The Company is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when

                           DUKE CAPITAL CORPORATION
possible, contracts are denominated in or indexed to the U.S. dollar or investments may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to hedge its risk related to foreign currency fluctuations. To qualify as a hedge, there must be a high degree of correlation between price movements in the derivative and the item designated as being hedged.

  The Company also enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method previously described.

  Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The goodwill created by the Company's acquisitions is amortized on a straight-line basis over the useful lives of the assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2000 and 1999, was $1,504 million and $774 million, net of accumulated amortization of $275 million and $212 million, respectively. See Note 2 to the Consolidated Financial Statements for information on significant goodwill additions.

  Property, Plant and Equipment. Property, plant and equipment are stated at original cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and capitalized interest. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.84%, 3.31% and 3.53% for 2000, 1999 and 1998, respectively.

  When certain of the Company's property, plant and equipment, that are regulated by the Federal Energy Regulatory Commission (FERC), are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the FERC.

  Impairment of Long-Lived Assets. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

  Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred in connection with the issuance of currently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

  Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

  Cost-Based Regulation. Certain of the Company's FERC regulated operations are subject to the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated

                           DUKE CAPITAL CORPORATION
entities. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Discontinuing cost-based regulation or increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future consolidated results of operations, cash flows or financial position.

  Revenues. Revenues on sales of electricity and transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products, as well as electricity, gas and other energy products marketed, are recognized in the period of delivery. The allowance for doubtful accounts was approximately $183 million and $35 million as of December 31, 2000 and 1999, respectively. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves are established where required for such cases.

  During 2000, the Company adopted the provisions of Staff Accounting Bulletin
(SAB) 101 issued by the Securities and Exchange Commission. The impact of adopting SAB 101 was not material to the Company.

  Foreign Currency Translation. Assets and liabilities of the Company's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation are included in the Consolidated Statements of Common Stockholder's Equity and Comprehensive Income as Foreign Currency Translation Adjustments. The financial statements of international operations, where the U.S. dollar is the functional currency, reflect certain transactions denominated in the local currency that have been remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars resulting from foreign currency gains and losses is included in consolidated net income.

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

  Extraordinary Items. In 1999, the Company realized an extraordinary gain of $660 million after tax, relating to the sale of certain pipeline companies. See Note 2 to the Consolidated Financial Statements for additional information on the extraordinary item.

  In January 1998, TEPPCO Partners, LP (TEPPCO), in which the Company has a 21.1% ownership interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt.

  New Accounting Standard. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The

                           DUKE CAPITAL CORPORATION
gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

  The Company has determined the effect of implementing SFAS No. 133 and recorded a net-of-tax cumulative-effect adjustment of $68 million as a reduction in earnings. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholder's Equity is estimated to be $908 million on January 1, 2001.

  Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. The Company implemented SFAS No. 133 based on current rules and guidance in place as of January 1, 2001. However, if the definition of derivative instruments is altered, this may impact the Company's transition adjustment amounts and subsequent reported operating results.

  Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

  Business Acquisitions: For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of the Company subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations becomes available within one year after the acquisition.

  Market Hub Partners (MHP). In September 2000, the Company, through a wholly owned subsidiary, completed the approximately $400 million acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt. MHP provides natural gas storage services in Louisiana and Texas with a current capacity of 23 billion cubic feet with significant expansion capabilities. Approximately $159 million of goodwill was recorded in the transaction and is being amortized on a straight-line basis over 35 years. In association with the acquisition of MHP, a tender offer was made for $115 million of the assumed debt as required by the debt agreements. As of December 31, 2000, approximately $88 million of this debt was retired.

  Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' and Phillips' gas gathering, processing and marketing business to form a new midstream company, named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. Goodwill of approximately $429 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

  East Tennessee Natural Gas Company. In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission Corporation's (TETCO's) pipeline and serves the southeastern region of the U.S.

                           DUKE CAPITAL CORPORATION

  Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, the Company, through its wholly owned subsidiary Duke Energy International, LLC (DEI), reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America (collectively, the "Dominion acquisitions") for approximately $405 million. The Dominion acquisitions were completed in April 2000, and total goodwill related to these purchases was $109 million and is being amortized on a straight-line basis over 40 years.

  Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In January 2000, the Company, through its wholly owned subsidiary DEI, completed a series of transactions to purchase for approximately $1.03 billion an approximate 95% interest in Paranapanema, an electric generating company in Brazil. Goodwill of approximately $134 million was recorded in relation to this acquisition and is being amortized on a straight-line basis over 40 years.

  Union Pacific Resources' Gathering, Processing and Marketing Operations. In March 1999, the Company through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's NGL marketing activities. Goodwill of $135 million has been recorded and is being amortized on a straight-line basis over 15 to 20 years.

  Dispositions: BellSouth Carolina PCS (BellSouth PCS). In September 2000, the Company, through its wholly owned subsidiary DukeNet Communications, LLC (DukeNet), sold its 20% interest in BellSouth PCS for approximately $400 million to BellSouth Corporation. Operating Revenues includes the resulting pre-tax gain of $407 million.

  Catawba River Associates, LLC (Catawba River). During 2000, the Company formed Catawba River, and third-party, non-controlling, preferred interest holders invested $1,025 million. Catawba River is a limited liability company with separate existence and identity from its members, and the assets of Catawba River are separate and legally distinct from the Company. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.847% at December 31, 2000). The results of operations, cash flows and financial position of Catawba River are consolidated with the Company. The preferred interest and the expense attributable to this interest are included in Minority Interests and Minority Interest Expense, respectively, on the Consolidated Financial Statements.

  PEPL Companies and Trunkline LNG. In March 1999, wholly owned subsidiaries of the Company sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million. In 1999 and 1998, earnings before interest and taxes (EBIT) of $70 million and $156 million, respectively, relating to the Midwest Pipelines was included in the Company's operating results. Under the terms of the sales agreement with CMS, the Company retained certain assets and liabilities, which will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

3. BUSINESS SEGMENTS

  The Company is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. The Company provides these and other services through six business segments.

                           DUKE CAPITAL CORPORATION

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

  Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Its operations are conducted primarily through DEFS, a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

  North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts its business throughout the U.S. and Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000. Previous periods have been restated to conform to current period presentation.

  International Energy conducts its operations through DEI. International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia Pacific and European regions.

  Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc.

  Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet and Duke Capital Partners
(DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

  The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. The accounting policies for the segments are the same as those described in Note 1 to the Consolidated Financial Statements. Management evaluates segment performance based on EBIT after deducting minority interests. EBIT presented in the accompanying table includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

  Other Operations primarily includes certain unallocated corporate items.

                            DUKE CAPITAL CORPORATION

Business Segment Data

                                                                      Depreciation Capital and
                          Unaffiliated Intersegment  Total                and       Investment  Segment
                            Revenues     Revenues   Revenues   EBIT   Amortization Expenditures Assets
                          ------------ ------------ --------  ------  ------------ ------------ -------
                                                         (In millions)
Year Ended December 31,
 2000
Natural Gas
 Transmission...........    $   998      $   133    $ 1,131   $  534      $131        $  973    $ 4,995
Field Services..........      7,601        1,459      9,060      296       240           376      6,266
North American Wholesale
 Energy.................     29,019          284     29,303      330        61         1,737     25,989
International Energy....      1,060            7      1,067      331        97           980      4,551
Other Energy Services...        635           60        695      (61)       13            28        543
Duke Ventures...........        642          --         642      563        17           643      1,967
Other Operations........        (24)          68         44      107        28            35      2,407
Eliminations and
 minority interests.....        --        (2,011)    (2,011)     231       --            --      (3,196)
                            -------      -------    -------   ------      ----        ------    -------
 Total consolidated.....    $39,931      $   --     $39,931   $2,331      $587        $4,772    $43,522
                            -------      -------    -------   ------      ----        ------    -------
Year Ended December 31,
 1999
Natural Gas
 Transmission...........    $ 1,124      $   106    $ 1,230   $  627      $126        $  261    $ 3,897
Field Services..........      2,883          707      3,590      144       131         1,630      3,739
North American Wholesale
 Energy.................     11,363          178     11,541      214        52         1,028      6,031
International Energy....        323           34        357       42        58         1,779      4,459
Other Energy Services...        985            4        989      (94)       14            94        612
Duke Ventures...........        232          --         232      162        12           382      1,031
Other Operations........        (14)          44         30      (27)       25             3      1,308
Eliminations and
 Minority interests.....        --        (1,073)    (1,073)      92       --            --        (477)
                            -------      -------    -------   ------      ----        ------    -------
 Total consolidated.....    $16,896      $   --     $16,896   $1,160      $418        $5,177    $20,600
                            -------      -------    -------   ------      ----        ------    -------
Year Ended December 31,
 1998
Natural Gas
 Transmission...........    $ 1,440      $   102    $ 1,542   $  702      $215        $  290    $ 4,996
Field Services..........      2,132          545      2,677       76        80           304      1,893
North American Wholesale
 Energy.................      8,727           56      8,783      133        27           796      4,394
International Energy....        125           34        159       12        15           239        900
Other Energy Services...        521          --         521       10        12            41        376
Duke Ventures...........        171          --         171      122        10           232        818
Other Operations........         (5)          26         21       25        26            12        665
Eliminations and
 Minority interests.....        --          (763)      (763)      57       --            --        (186)
                            -------      -------    -------   ------      ----        ------    -------
 Total consolidated.....    $13,111      $   --     $13,111   $1,137      $385        $1,914    $13,856
                            =======      =======    =======   ======      ====        ======    =======

Geographic Data

                                                    Latin   Other
                                     U.S.   Canada America Foreign Consolidated
                                    ------- ------ ------- ------- ------------
                                                   (In millions)
2000
Consolidated revenues.............. $33,895 $4,964 $  512  $  560    $39,931
Consolidated long-term assets......  17,972    900  2,823   1,222     22,917
1999
Consolidated revenues.............. $14,466 $2,007 $  171  $  252    $16,896
Consolidated long-term assets......  11,005    250  2,708     901     14,864
1998
Consolidated revenues.............. $12,038 $  996 $   31  $   46    $13,111
Consolidated long-term assets......   9,032    140    207     632     10,011

                           DUKE CAPITAL CORPORATION

4. REGULATORY MATTERS

  Natural Gas Transmission. On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter of 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, the Company's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

  Management does not believe the effects of these matters will have a material effect on the Company's future consolidated results of operations, cash flows or financial position.

5. INCOME TAXES

Income Tax Expense

                                                                For the Years
                                                                Ended December
                                                                     31,
                                                                ---------------
                                                                2000 1999  1998
                                                                ---- ----  ----
                                                                (In millions)
Current income taxes
  Federal...................................................... $390 $ 37  $200
  State........................................................   45   42    40
  Foreign......................................................   18    1   --
                                                                ---- ----  ----
    Total current income taxes.................................  453   80   240
                                                                ---- ----  ----
Deferred income taxes, net
  Federal......................................................   39  169    59
  State........................................................  --   (11)   11
  Foreign......................................................   29   (1)  --
                                                                ---- ----  ----
    Total deferred income taxes, net...........................   68  157    70
                                                                ---- ----  ----
Total income tax expense....................................... $521 $237  $310
                                                                ==== ====  ====

                           DUKE CAPITAL CORPORATION

Income Tax Expense Reconciliation to Statutory Rate

                                                               For the Years
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
                                                               (In millions)
Income tax, computed at the statutory rate of 35%............. $507  $255  $290
Adjustments resulting from:
  State income tax, net of federal income tax effect..........   31    20    33
  Favorable resolution of federal tax issues..................  --    (30)  --
  Other items, net............................................  (17)   (8)  (13)
                                                               ----  ----  ----
    Total income tax expense.................................. $521  $237  $310
                                                               ----  ----  ----
Effective tax rate............................................ 36.0% 32.6% 37.3%
                                                               ====  ====  ====

Net Deferred Income Tax Liability Components

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                               (In millions)
Deferred credits and other liabilities....................... $   138  $    39
International property, plant, & equipment...................     153      --
Other........................................................      56       24
                                                              -------  -------
  Total deferred income tax assets...........................     347       63
Valuation allowance..........................................      (9)      (6)
                                                              -------  -------
  Net deferred income tax assets.............................     338       57
                                                              -------  -------
Investments and other assets.................................    (223)    (140)
Prefunded pension costs......................................     --      (108)
Property, plant and equipment................................  (1,254)  (1,064)
Regulatory assets and deferred debits........................     (58)     (52)
Natural gas transition costs.................................     --       (28)
Other........................................................     (43)     (45)
                                                              -------  -------
  Total deferred income tax liabilities......................  (1,578)  (1,437)
                                                              -------  -------
State deferred income tax, net of federal tax effect.........     (73)    (118)
                                                              -------  -------
Net deferred income tax liability............................ $(1,313) $(1,498)
                                                              =======  =======

6. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

  Commodity Derivatives--Trading. The Company provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). The Company engages in the trading of commodity derivatives, and therefore experiences net open positions, which are managed with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of the Company's commodity trading portfolio was approximately 20 months at December 31, 2000.

                           DUKE CAPITAL CORPORATION

Net Gains Recognized from Trading Activities

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                  (In millions)
Natural gas...................................................... $ 98 $ 83 $114
Electricity......................................................  368   41   14
Other(a).........................................................    3  --   --

- --------
(a) Other includes crude oil and other miscellaneous commodities.

Absolute Notional Contract Quantity of Commodity Derivatives Held for Trading Purposes

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
Natural gas, in billion cubic feet..............................  26,788  17,248
Electricity, in gigawatt hours.................................. 289,109 185,536

Fair Values of Commodity Derivatives--Trading

                                             2000                 1999
                                     --------------------- --------------------
                                      Assets   Liabilities Assets   Liabilities
                                     --------  ----------- -------  -----------
                                                  (In millions)
Fair values at December 31,
  Natural gas....................... $ 40,607   $ 40,365   $ 2,953    $ 2,855
  Electricity.......................    9,436      9,254     1,302      1,271
  Other(a)..........................      131        134       --         --
  Eliminations......................  (36,305)   (36,305)   (2,447)    (2,447)
                                     --------   --------   -------    -------
    Total fair values............... $ 13,869   $ 13,448   $ 1,808    $ 1,679
                                     ========   ========   =======    =======
Average fair values for the year
  Natural gas.......................   17,619     17,349     2,388      2,269
  Electricity.......................    6,581      6,479       962        900
  Other(a)..........................      329        331       --         --

- --------
(a) Other includes crude oil and other miscellaneous commodities.

  Commodity Derivatives--Non-Trading. The Company also manages its exposure to risk from existing assets, liabilities and commitments by hedging the impact of market fluctuations. At December 31, 2000 and 1999, the Company held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for certain power and NGL production facilities. At December 31, 2000, these commodity derivatives extended for periods up to 10 years and generally contain margin requirements. The gains, losses and costs related to non-trading commodity derivatives are not recognized until the underlying physical transaction closes. At December 31, 2000 and 1999, the Company had unrealized net losses of $1,572 million and $121 million, respectively, related to non-trading commodity derivatives. These unrealized losses partially offset the unrealized market value gains related to future cash flows from underlying asset positions.

Absolute Notional Contract Quantity of Commodity Derivatives Held for Non-Trading Purposes

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
Natural gas, in billion cubic feet................................    399    592
Electricity, in gigawatt hours.................................... 75,138 45,672
Power capacity, in megawatt months................................ 35,325 25,950
Crude oil, in thousands of barrels................................ 43,991 32,764

                           DUKE CAPITAL CORPORATION

  Interest Rate Derivatives. The Company periodically enters into financial derivative instruments including, but not limited to, swaps, options and interest rate locks to manage and mitigate interest rate risk related to existing and anticipated borrowings. The notional amounts shown in the following table serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the Company's exposure through its use of derivatives. Fair values shown in the following table represent estimated amounts that the Company would have received (paid) if the swaps had been settled at current market rates on the respective dates.

Interest Rate Derivatives

                                                December 31,
                              -------------------------------------------------
                                        2000                     1999
                              ------------------------ ------------------------
                              Notional Fair  Contracts Notional Fair  Contracts
                              Amounts  Value  Expire   Amounts  Value  Expire
                              -------- ----- --------- -------- ----- ---------
                                            (Dollars in millions)
Fixed-to-floating rate
 swaps......................    $275    $27    2009      --      --      --
Cancelable fixed-to-floating
 rate swaps.................     328      4    2022      --      --      --
Interest rate locks.........     275     (9)   2011      --      --      --

  Gains and losses that have been deferred in anticipation of planned financing transactions on interest rate swap derivatives have been capitalized and are being amortized over the life of the underlying debt. These deferred gains and losses were not material in 2000 or 1999. As a result of the interest rate swap contracts, interest expense for the relative notional amount is recognized at the weighted-average rates as depicted in the following table.

Weighted-Average Rates for Interest Rate Swaps

                                                             For the Years
                                                           Ended December 31,
                                                           ---------------------
                                                            2000   1999   1998
                                                           ------- ------ ------
Fixed-to-floating rate swaps..............................   6.50%   --     --
Cancelable fixed-to-floating rate swaps...................   4.25%   --     --

  Foreign Currency Derivatives. NAWE enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies, primarily in the Canadian dollar. As of December 31, 2000, the agreements had a notional contract amount of approximately $1,396 million, beginning in the year 2001 and extending through the year 2005, and had a weighted-average fixed exchange rate of 1.4672 Canadian dollars to one U.S. dollar. As of December 31, 1999, the agreements had a notional contract amount of approximately $762 million, beginning in the year 2000 and extending to the year 2005, and had a weighted-average fixed exchange rate of 1.470 Canadian dollars to one U.S. dollar. The fair value of foreign currency swap agreements was not material at December 31, 2000 or 1999.

  Market and Credit Risk. The Company's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Asia Pacific, Canada, and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of December 31, 2000, the Company had approximately

                           DUKE CAPITAL CORPORATION

$400 million in receivables related to energy sales in California. The Company quantified its exposures with regard to those receivables and recorded a provision of $110 million. See Note 11 to the Consolidated Financial Statements for further information regarding credit exposure.

  The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Physical forward contracts and financial derivatives are generally settled at the expiration of the contract term or each delivery period; however, these transactions are also generally subject to margin agreements with the majority of the Company's counterparties.

  Financial Instruments. The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2000 and 1999, are not necessarily indicative of the amounts the Company could have realized in current markets. The majority of the estimated fair value amounts were obtained from independent parties.

Financial Instruments

                                           2000                   1999
                                  ---------------------- ----------------------
                                             Approximate            Approximate
                                  Book Value Fair Value  Book Value Fair Value
                                  ---------- ----------- ---------- -----------
                                                  (In millions)
Long-term debt(a)................   $7,538     $8,150      $5,596     $5,557
Guaranteed preferred beneficial
 interests in subordinated notes
 of Duke Capital or
 subsidiaries....................      823        828         823        730

- --------
(a)  Includes current maturities.

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

7. INVESTMENT IN AFFILIATES

  Investments in domestic and international affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $70 million and $6 million in 2000 and 1999, respectively. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Income as Other Operating Revenues.

  Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport natural gas to the U.S. from Canada. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, LLC.

  Field Services. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% ownership interest in TEPPCO.

  North American Wholesale Energy. Significant investments include a 50% indirect interest in VMC Generating Company, a merchant electric generating company, a 32.5% indirect interest in American Ref-Fuel LLC and a 50% interest in Southwest Power Partners.

                           DUKE CAPITAL CORPORATION

  International Energy. International Energy has investments in various natural gas and electric generation and transmission facilities in its targeted geographic areas. Significant investments include a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

  Duke Ventures. Significant investments include various real estate development projects and a 20% interest in the BellSouth PCS joint venture until its sale in 2000.

Investment in Affiliates

                                December 31, 2000              December 31, 1999             December 31, 1998
                          -----------------------------  -----------------------------  ----------------------------
                          Domestic International Total   Domestic International Total   Domestic International Total
                          -------- ------------- ------  -------- ------------- ------  -------- ------------- -----
                                                            (In millions)
Natural Gas
 Transmission...........   $   82      $ 88      $  170    $ 67       $ 83      $  150    $104       $ 37      $141
Field Services..........      373       --          373     439        --          439     303        --        303
North American Wholesale
 Energy.................      610       --          610     425        --          425     171        --        171
International Energy....      --        154         154     --         224         224     --         223       223
Other Energy Services...       11         7          18      51          6          57      19         23        42
Duke Ventures...........       23       --           23      10        --           10      24        --         24
Other Operations........      (12)      --          (12)     (6)       --           (6)     (2)       --         (2)
                           ------      ----      ------    ----       ----      ------    ----       ----      ----
 Total..................   $1,087      $249      $1,336    $986       $313      $1,299    $619       $283      $902
                           ======      ====      ======    ====       ====      ======    ====       ====      ====

Equity in Earnings of Investment

                                                            For the Years Ended:
                          ------------------------------------------------------------------------------------------
                                December 31, 2000              December 31, 1999             December 31, 1998
                          -----------------------------  -----------------------------  ----------------------------
                          Domestic International Total   Domestic International Total   Domestic International Total
                          -------- ------------- ------  -------- ------------- ------  -------- ------------- -----
                                                            (In millions)
Natural Gas
 Transmission...........   $   13      $  4      $   17    $ 16       $  9      $   25    $ 14       $  3      $ 17
Field Services..........       39       --           39      44        --           44       9        --          9
North American Wholesale
 Energy.................       45       --           45      47        --           47      50        --         50
International Energy....      --         43          43     --          10          10     --          18        18
Other Energy Services...      (13)      --          (13)     10          3          13       1         13        14
Duke Ventures...........       (9)      --           (9)    (22)       --          (22)    (29)       --        (29)
Other Operations........      (10)      --          (10)     (5)       --           (5)    --         --        --
                           ------      ----      ------    ----       ----      ------    ----       ----      ----
 Total..................   $   65      $ 47      $  112    $ 90       $ 22      $  112    $ 45       $ 34      $ 79
                           ======      ====      ======    ====       ====      ======    ====       ====      ====

                           DUKE CAPITAL CORPORATION

Summarized Combined Financial Information of Unconsolidated Affiliates

                                                                December 31,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (In millions)
Balance Sheet
  Current assets........................................... $1,215 $1,544 $  848
  Noncurrent assets........................................  6,469  7,826  7,340
  Current liabilities......................................    860  1,155  1,084
  Noncurrent liabilities...................................  4,300  4,727  3,884
                                                            ------ ------ ------
  Net assets............................................... $2,524 $3,488 $3,220
                                                            ====== ====== ======
Income Statement
  Operating revenues....................................... $4,557 $3,510 $1,667
  Operating expenses.......................................  3,952  3,104  1,166
  Net income...............................................    472    193    263

  The Company had outstanding notes receivable from certain affiliates of $70 million and $72 million at December 31, 2000 and 1999, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Net Property, Plant and Equipment

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                                (In millions)
Land.......................................................... $    36  $    25
Plant:
  Electric generation.........................................   3,653    3,840
  Natural gas transmission....................................   4,346    3,713
  Gathering and processing facilities.........................   4,434    2,466
  Other buildings and improvements............................     150      145
  Leasehold improvements......................................      14        8
Equipment.....................................................      92       83
Vehicles......................................................      36       37
Construction in process.......................................   1,858      877
Other.........................................................   2,541    2,448
                                                               -------  -------
    Total property, plant and equipment.......................  17,160   13,642
    Total accumulated depreciation............................  (2,621)  (2,475)
                                                               -------  -------
    Total net property, plant and equipment................... $14,539  $11,167
                                                               =======  =======

  Capitalized interest of $51 million, $36 million and $11 million is included in the Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998, respectively.

                           DUKE CAPITAL CORPORATION

9. DEBT AND CREDIT FACILITIES

Long-term Debt

                                                                 December 31,
                                                                ---------------
                                                      Year Due   2000     1999
                                                      --------- -------  ------
                                                                (In millions)
Duke Capital Corporation
Senior notes:
 6.250%-7.50%.......................................  2004-2009 $ 1,400  $1,250
 6.750%-8.50%.......................................  2018-2019     650     650
Commercial paper and extendable commercial notes,
 6.660% and 5.910% weighted-average rate at December
 31, 2000 and 1999, respectively(a).................              1,378     535
Note payable to affiliate 6.140% and 5.030%
 weighted-average rate at December 31, 2000 and
 1999, respectively.................................                141      86
PanEnergy Corp
Bonds:
 7.750%.............................................       2022     328     328
 8.625% Debentures..................................       2025     100     100
Notes:
 7.0%-9.90%, maturing serially......................  2003-2006     384     395
TETCO
Notes:
 7.30%-10.375%......................................  2001-2010     600     500
 Medium-term, Series A, 7.640%-9.070%...............  2001-2012      51      51
Algonquin Gas Transmission Company
 9.130% Notes.......................................       2003     100     100
DEFS
Notes, 7.50%-8.125%.................................  2005-2030   1,700     --
Commercial paper, 7.390% weighted-average rate at
 December 31, 2000..................................                346     --
DENA
Bonds, 7.50%-10.0%..................................  2010-2030     302     --
Capital leases......................................  2009-2028     272     207
Notes matured during 2000...........................                --      380
DEI
Medium-term note, 7.250%............................       2004     139     162
Notes:
 4.50%-18.0%........................................  2001-2024     222     107
 7.90%..............................................  2004-2013     138     161
 6.0%-10.0% (b).....................................  2013-2017     477     485
Credit Facilities, 6.130% and 6.010% weighted-
 average rate at
 December 31, 2000 and 1999, respectively...........                 44      80
Commercial Paper, 6.40% and 5.510% weighted-average
 at
 December 31, 2000 and 1999, respectively...........                223      49
Crescent (c)
Construction and mortgage loans, 6.30%-9.50%........  2001-2010      67      46
Other debt of subsidiaries..........................                103      34
Unamortized debt discount and premium, net..........                (57)    (27)
                                                                -------  ------
Total long-term debt................................              9,108   5,679
Current maturities of long-term debt................               (284)   (277)
Short-term notes payable and commercial paper.......             (1,570)    (83)
                                                                -------  ------
Total long-term portion.............................            $ 7,254  $5,319
                                                                =======  ======

- --------
(a) Extendible commercial notes are included in the 2000 amounts.
(b) Paranapanema (Brazil) debt, principal is indexed annually to inflation.
(c) Substantial amounts of Crescent's real estate development projects, land and buildings were pledged as collateral.

                           DUKE CAPITAL CORPORATION

  The weighted-average interest rate on outstanding short-term notes payable and commercial paper at December 31, 2000 and 1999 was 6.840% and 5.460%, respectively.

Annual Maturities

                                                                   (In millions)
2001..............................................................    $  284
2002..............................................................       256
2003..............................................................       217
2004..............................................................       848
2005..............................................................       914
Thereafter........................................................     5,019
                                                                      ------
  Total long-term debt............................................    $7,538
                                                                      ======

  Included in the annual maturities after 2005 is $428 million of long-term debt that has call options whereby the Company has the option to repay the debt early. Based on the years in which the Company may first exercise its redemption options, $328 million could potentially be repaid in 2002 and $100 million in 2005.

Credit Facilities

                                    December 31, 2000      December 31, 1999
                                  ---------------------- ----------------------
                                    Credit                 Credit
                                  Facilities Outstanding Facilities Outstanding
                                  ---------- ----------- ---------- -----------
                                                  (In millions)
364-day facilities(a)...........    $1,796      $--        $  823      $ 10
Three-year revolving
 facilities.....................        84        44          565       450
Four-year revolving facilities..       125       --           125       --
Five-year revolving
 facilities(a)..................       950       --           950       --
                                    ------      ----       ------      ----
  Total consolidated............    $2,955      $ 44       $2,463      $460
                                    ======      ====       ======      ====

- --------
(a)  Supported commercial paper facilities.

10. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE CAPITAL CORPORATION

  The Company has formed business trusts for which it owns all the respective common securities. The trusts issue and sell preferred securities and invest the gross proceeds in junior subordinated notes issued by the respective parent companies.

Trust Preferred Securities

                           December 31,
                           --------------
      Issued   Rate   Due   2000    1999
      ------   -----  ---- ------  ------
                           (In millions)
       1998    7.375% 2038 $  350  $  350
       1998    7.375% 2038    250     250
       1999    8.375% 2029    250     250
      Unamortized debt
       discount........       (27)    (27)
                           ------  ------
                           $  823  $  823
                           ======  ======

                           DUKE CAPITAL CORPORATION

  These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the respective parent company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $65 million, $52 million and $18 million related to the trust preferred securities have been included in the Consolidated Statements of Income as Minority Interest Expense for the years ended December 31, 2000, 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

  Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

  Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at four federal Superfund sites and one state Superfund site. While the cost of remediation of these sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of the Company, had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. TETCO will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

  Under terms of the sales agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, the Company is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. Based on the Company's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

  California Issues. California Litigation. The Company's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages.

  California Wholesale Electricity Markets. As a result of high prices in the western U.S. wholesale electricity markets in 2000, several state and federal regulatory investigations and complaints have commenced

                           DUKE CAPITAL CORPORATION
to determine the causes of the prices and potentially to recommend remedial action. The FERC concluded its investigation by issuing on December 15, 2000, an Order Directing Remedies in California Wholesale Electricity Markets. In this conclusion, the FERC found no basis in allegations made by government officials in California that specific electric generators artificially drove up power prices. This conclusion is consistent with similar findings by the Compliance Unit of the California Power Exchange (CalPX) and the Northwest Power Planning Council. That Order is the subject of numerous rehearing requests.

  At the state level, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of those investigations have been completed and no findings have been made in connection with any of them.

  California Utilities Defaults and Other Proceedings. Two California electric utilities recently defaulted on many of their obligations to suppliers and creditors. NAWE supplies electric power to these utilities directly and indirectly through contracts through the California Independent System Operator (CAISO) and the CalPX. NAWE also supplies natural gas to these utilities under direct contracts. With respect to electric power sales through the CAISO and CalPX, the Company quantified its exposures at December 31, 2000 to these utilities and recorded a $110 million provision. As a result of these defaults and certain related government actions, the Company has taken a number of steps, including initiating court actions, to mitigate its exposure.

  While these matters referenced above are in their earliest stages, management does not believe, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

  Litigation. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of the Company initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a Buy-out Right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving the Company the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, the Company exercised its right to buy the Exxon Mobil entities' interest. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the Buy-out Right provision, and seeks specific performance of the provision. The Company also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

  In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that the Company violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

  Other Commitments and Contingencies. Financial Guarantees. Certain subsidiaries of the Company have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit, all of which totaled approximately $1.9 billion and $842 million as of December 31, 2000 and 1999, respectively. The increase in the amount of these obligations is primarily due to increasing support for margin deposits and power exchange participation.

  Leases. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $53 million, $44 million and $41 million in 2000, 1999 and 1998, respectively. Future minimum rental payments under the Company's various operating leases for the years 2001 through 2005 are $43 million, $34 million, $29 million, $23 million and $17 million, respectively.

                           DUKE CAPITAL CORPORATION

12. EMPLOYEE BENEFIT PLANS

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

  In connection with the 1999 sale of the Midwest Pipelines to CMS, benefit accruals under the PanEnergy plan were frozen on December 31, 1998, for all participants who, as a result of the sale, became employees of CMS and its subsidiaries. Once the transfer of the benefit obligation and related assets of the affected participants to CMS was completed, the PanEnergy plan was merged into the Duke Energy Plan.

  The Company's policy and Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. No contributions to the Duke Energy Plan were necessary in 2000 or 1999. The net unrecognized transition asset, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

  The fair market value of Duke Energy's plan assets was $3,038 million and $3,121 million for December 31, 2000 and 1999, respectively. The projected benefit obligation was $2,586 million and $2,446 million for December 31, 2000 and 1999, respectively. During 2000, the PanEnergy plan assets were merged into Duke Energy's Plan. As a result, the balance of the pre-funded pension assets was transferred to Duke Energy. The amount of pre-funded pension cost allocated to the Company as of December 31, 1999 was $312 million.

Assumptions Used for Pension Benefits Accounting (a)

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                    (Percent)
Discount rate.................................................... 7.50 7.50 6.75
Salary increase.................................................. 4.53 4.50 4.67
Expected long-term rate of return on plan assets................. 9.25 9.25 9.25

- --------
(a)  Reflects weighted averages across all plans.

  The Company's net periodic pension benefit, including amounts allocated by Duke Energy, for the years ending December 31, 2000, 1999 and 1998 was $20 million, $25 million and $37 million, respectively. In 1998, a significant amount of lump sum payouts was made from the plan resulting in a settlement gain of $10 million.

                           DUKE CAPITAL CORPORATION

  Duke Energy also sponsors, and the Company participates in, an employee savings plan, which covers substantially all employees. The Company expensed plan contributions, including amounts allocated by Duke Energy, of $27 million, $21 million and $21 million in 2000, 1999 and 1998, respectively.

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

  Benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $325 million and $327 million at December 31, 2000 and 1999, respectively. The accumulated postretirement benefit obligation was $614 million and $562 million at December 31, 2000 and 1999, respectively.

  It is the Company's and Duke Energy's general policy to fund accrued postretirement health care costs. Duke Energy funds postretirement benefits through various mechanisms, including retired lives reserves, voluntary employee's beneficiary association trusts and 401(h) funding.

  The Company's net periodic postretirement benefit cost, including amounts allocated by Duke Energy, for the years ended December 31, 2000, 1999 and 1998, was $13 million, $12 million and $19 million, respectively.

  For measurement purposes, a 6% average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and is expected to remain thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

                                                     1-Percentage- 1-Percentage-
                                                         Point         Point
                                                       Increase      Decrease
                                                     ------------- -------------
                                                            (In millions)
Effect on total service and interest costs..........      $ 1          $ (1)
Effect on postretirement benefit obligation.........       11           (10)

13. RELATED PARTY TRANSACTIONS

  Certain balances due to or due from related parties included in the Consolidated Balance Sheets at December 31, 2000 and 1999 are as follows:

                                                                       2000 1999
                                                                       ---- ----
                                                                          (In
                                                                       millions)
Receivables........................................................... $317 $--
Notes receivable......................................................  --   479
Accounts payable......................................................  322  284
Taxes accrued.........................................................  290  570

  Operating revenues and management fees of $241 million, $99 million and $85 million related to intercompany sales to Duke Energy are included in the Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998, respectively. Notes Receivable from related parties are classified as Other Investments and Other Assets on the Consolidated Balance Sheets.

                            DUKE CAPITAL CORPORATION

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter  Total
                                        ------- ------- ------- ------- -------
                                                     (In millions)
2000
Operating revenues..................... $6,179  $7,919  $13,011 $12,822 $39,931
Operating income.......................    404     405      891     548   2,248
EBIT...................................    431     414      904     582   2,331
Net income.............................    185     123      421     197     926

1999
Operating revenues..................... $3,135  $3,618  $ 5,098 $ 5,045 $16,896
Operating income.......................    255     227      262     322   1,066
EBIT...................................    272     242      281     365   1,160
Income before Extraordinary item.......     99     134      107     150     490
Net income.............................    759     134      107     150   1,150

                            DUKE CAPITAL CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          Additions
                                    ---------------------
                         Balance at            Charged to            Balance at
                         Beginning  Charged to   Other                 End of
                         of Period   Expense    Accounts  Deductions   Period
                         ---------- ---------- ---------- ---------- ----------
                                             (In millions)
Allowance for Doubtful
 Accounts...............    $ 37       $154       $ 8        $12        $187
Other(a)................     215         24        65         38         266
                            ----       ----       ---        ---        ----
December 31, 2000:......    $252       $178       $73(b)     $50        $453
Allowance for Doubtful
 Accounts...............    $ 24       $ 15       $ 6        $ 8        $ 37
Other(a)................      99        119        54         57         215
                            ----       ----       ---        ---        ----
December 31, 1999:......    $123       $134       $60(b)     $65        $252
December 31, 1998:......                                                $123

- --------
(a) Principally consists of property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.
(b) Principally litigation and other contingency reserves assumed in business acquisitions.

                         INDEPENDENT AUDITORS' REPORT

Duke Capital Corporation:

  We have audited the accompanying consolidated balance sheets of Duke Capital Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Charlotte, North Carolina
January 18, 2001

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.
                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

    Consolidated Financial Statements

      Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Common Stockholder's Equity and
      Comprehensive Income for the Years Ended December 31, 2000, 1999 and
      1998

      Notes to Consolidated Financial Statements

      Consolidated Financial Statement Schedule II--Valuation and
      Qualifying Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998

    Quarterly Financial Data (unaudited) (included in Note 14 to the Consolidated Financial Statements)

      Independent Auditors' Report

  All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  A Current Report on Form 8-K filed on December 20, 2000, contained disclosures under Item 5, Other Events.

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

   4.2 $600,000,000 364-Day Credit Agreement dated as of August 1, 2000, among the registrant, the banks listed therein and The Chase
          Manhattan Bank, as Administrative Agent (filed with Form 10-K of
          Duke Energy Corporation dated March 30, 2001, File No. 1-04928, as
          Exhibit 10-O).

  10.1   Formation Agreement between PanEnergy Trading and Market Services,
          Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form
          10-K of PanEnergy Corp for the year ended December 31, 1996, File
          No. 1-8157, as Exhibit 2.02).

  10.2   Stock Purchase Agreement between PanEnergy Corp, Texas Eastern
          Corporation and CMS Energy Corporation, dated as of October 31, 1998
          (filed as Exhibit 10 to Form 8-K of Duke Energy Corporation, File
          No. 1-4928, filed November 5, 1998).


 Exhibit
   No.   Description
 ------- -----------
  10.3   Merger and Purchase Agreement among Union Pacific Resources Company,
         Union Pacific Fuels, Inc., Duke Energy Field Services, Inc. and DEFS
         Merger Sub Corp., dated as of November 20, 1998 (filed as Exhibit 10 to Form 8-K of Duke Energy Corporation, File No. 1-4928, filed
         December 1, 1998).

  10.4   Contribution Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services LLC, dated as of
         December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of Duke Energy
         Corporation, filed December 30, 1999).

  10.5   Governance Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services LLC, dated as of
         December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of Duke Energy
         Corporation, filed December 30, 1999).

  10.6   First Amendment to Contribution and Governance Agreement dated as of
         March 23, 2000 among Phillips Petroleum Company, Duke Energy
         Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A
         (Registration No. 333-32502) of Duke Energy Field Services
         Corporation, file on March 27, 2000).

  10.7   Parent Company Agreement dated as of March 31, 2000 among Phillips
         Petroleum Company, Duke Energy Corporation, Duke Energy Field Services
         Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-32502) of
         Duke Energy Field Services Corporation, filed on May 4, 2000).

  10.8   Amended and restated Limited Liability company Agreement of Duke
         Energy Field Services, LLC by and between Phillips Gas Company and
         Duke Energy Field Services Corporation, dated as of March 31, 2000
         (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC,
         File No. 000-31095, filed July 20, 2000).

  10.9   First Amendment to the Parent Company Agreement dated as of May 25,
         2000 among Phillips Petroleum Company, Duker Energy Corporation, Duke
         Energy Field Services, LLC and Duke Energy Field Services Corporation
         (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services
         LLC, File No. 000-31095, filed July 20, 2000).

  12*    Computation of Ratio of Earnings to Fixed Charges.

  23*    Independent Auditors' Consent.

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

Date: March 30, 2001                      Duke Capital Corporation
                                          (registrant)
                                          By: /s/ Richard B. Priory
                                             ----------------------------------
                                          Richard B. Priory
                                          Chairman of the Board and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)Principal executive officer:

  /s/ Richard B. Priory
  ----------------------------------
  Richard B. Priory
  Chairman of the Board and President

(ii)Principal financial officer:

  /s/ Robert P. Brace
  ----------------------------------
  Robert P. Brace
  Vice President and Chief Financial Officer

(iii)Principal accounting officer:

  /s/ Sandra P. Meyer
  ----------------------------------
  Sandra P. Meyer
  Controller

(iv)Directors:

  /s/ Richard B. Priory
  ----------------------------------
  Richard B. Priory

  /s/ Harvey J. Padewer
  ----------------------------------
  Harvey J. Padewer

  /s/ Fred J. Fowler
  ----------------------------------
  Fred J. Fowler

  /s/ Robert P. Brace
  ----------------------------------
  Robert P. Brace

  /s/ Richard J. Osborne
  ----------------------------------
  Richard J. Osborne

Date: March 30, 2001