Form 10-Q
period 2001-03-31
DUKE CAPITAL CORP
filed 2001-05-15
CIK 1051116

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


  For Quarter Ended March 31, 2001               Commission File Number 0-23977



                            DUKE CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


                   Delaware                               51-0282142
 (State or Other Jurisdiction of Incorporation)(IRS Employer Identification No.)

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

Number of shares of Common Stock, no par value, outstanding at April 30, 2001...........1,010


                            DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the
                Three Months Ended March 31, 2001 and 2000...................................................1
         Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2001 and 2000......................................................................2
         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..............................3
         Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended
               March 31, 2001 and 2000.......................................................................5
         Notes to Consolidated Financial Statements..........................................................6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................13

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              ---------------------------
                                                                                  2001          2000
                                                                              -------------  ------------
Operating Revenues
     Sales, trading and marketing of natural gas
        and petroleum products                                                    $  10,538      $  4,268
     Trading and marketing of electricity                                             3,194         1,211
     Transportation and storage of natural gas                                          246           259
     Electric generation                                                                190           134
     Other                                                                              232           307
                                                                                  ---------      --------
         Total operating revenues                                                    14,400         6,179
                                                                                  ---------      --------

Operating Expenses
     Natural gas and petroleum products purchased                                    10,112         4,040
     Purchased power                                                                  2,648         1,137
     Other operation and maintenance                                                    544           444
     Depreciation and amortization                                                      162           118
     Property and other taxes                                                            45            36
                                                                                  ---------      --------
        Total operating expenses                                                     13,511         5,775
                                                                                  ---------      --------
Operating Income                                                                        889           404

Other Income and Expenses                                                                25            27
Interest Expense                                                                        160           113
Minority Interest Expense                                                               149            20
                                                                                  ---------      --------
Earnings Before Income Taxes                                                            605           298
Income Taxes                                                                            217           113
                                                                                  ---------      --------
Income Before Cumulative Effect of Change in Accounting Principle                       388           185
Cumulative Effect of Change in Accounting Principle, net of tax                         (69)          -
                                                                                  ---------      --------
Net Income                                                                        &     319      &    185
                                                                                  =========      ========


                 See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                               2001           2000
                                                                               ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before cumulative effect of change in accounting principle   $   388       $   185
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                        162           119
            Net mark-to-market gain                                             (131)         (108)
            Deferred income taxes                                                237             7
            Transition cost recoveries, net                                      -              24
            (Increase) decrease in
                 Receivables                                                    (487)          (71)
                 Inventory                                                       120            22
                 Other current assets                                           (479)          (30)
            Increase (decrease) in
                 Accounts payable                                                785           641
                 Taxes accrued                                                  (197)         (491)
                 Interest accrued                                                  8            26
                 Other current liabilities                                      (111)         (125)
            Other, assets                                                         46            37
            Other, liabilities                                                  (562)          (96)
                                                                               ------      --------
                 Net cash (used in) provided by operating activities            (221)          140
                                                                               ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net of cash acquired                                 (548)       (1,255)
     Investment expenditures                                                    (300)         (236)
     Proceeds from sales and other, net                                           99            87
                                                                               ------      --------
                 Net cash used in investing activities                          (749)       (1,404)
                                                                               ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                              1,339           144
     Payments for the redemption of long-term debt                               (63)         (171)
     Net change in notes payable and commercial paper                         (1,158)         1,065
     Capital contributions from parent                                           650            -
     Other, net                                                                  (93)           (3)
                                                                               ------      --------
                 Net cash provided by financing activities                       675         1,035
                                                                               ------      --------
Net decrease in cash and cash equivalents                                       (295)         (229)
Cash and cash equivalents at beginning of period                                 587           585
                                                                               ------      --------
Cash and cash equivalents at end of period                                   $   292       $   356
                                                                               ======      ========
Supplemental Disclosures
     Cash paid for interest, net of amount capitalized                       $   150       $    84
     Cash paid for income taxes                                              $   177       $    39


                 See Notes to Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                            March 31,      December 31,
                                                                               2001            2000
                                                                           (unaudited)
                                                                          ---------------  --------------
ASSETS
Current Assets
     Cash and cash equivalents                                             $     292       $   587
     Receivables                                                               7,860         7,588
     Inventory                                                                   254           350
     Unrealized gains on trading and hedging transactions                      3,653        10,248
     Other                                                                     1,673         1,243
                                                                            ---------      -------
            Total current assets                                              13,732        20,016
                                                                            ---------      -------
Investments and Other Assets
     Investments in affiliates                                                 1,347         1,336
     Goodwill, net                                                             1,455         1,504
     Notes receivable                                                            396           462
     Unrealized gains on trading and hedging transactions                      3,250         3,621
     Other                                                                     2,234         1,789
                                                                           ----------      -------
            Total investments and other assets                                 8,682         8,712
                                                                           ----------      -------
Property, Plant and Equipment
     Cost                                                                     17,203        17,160
     Less accumulated depreciation and amortization                            2,709         2,621
                                                                           ----------      -------
            Net property, plant and equipment                                 14,494        14,539
                                                                           ----------      -------
Regulatory Assets and Deferred Debits
                                                                                 219           255
                                                                           ----------   -  -------





Total Assets                                                              $   37,127    $   43,522
                                                                          ===========   ==========










                            See Notes to Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                             March 31,    December 31,
                                                                                2001          2000
                                                                            (unaudited)
                                                                             ----------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Accounts payable                                                      $   7,595     $   6,804
     Notes payable and commercial paper                                          390         1,570
     Taxes accrued                                                               208           407
     Interest accrued                                                            154           146
     Current maturities of long-term debt                                        276           284
     Unrealized losses on trading and hedging transactions                     4,254        10,226
     Other                                                                     1,525         1,634
                                                                             --------    ---------
            Total current liabilities                                         14,402        21,071
                                                                             --------    ---------
Long-term Debt                                                                 8,486         7,254
                                                                             --------    ---------
Deferred Credits and Other Liabilities
     Deferred income taxes                                                     1,210         1,645
     Environmental clean-up liabilities                                           96           100
     Unrealized losses on trading and hedging transactions                     2,977         3,222
     Other                                                                       518           511
                                                                             -------     ---------
            Total deferred credits and other liabilities                       4,801         5,478
                                                                             -------     ---------
Guaranteed Preferred Beneficial Interests in Subordinated
     Notes of Duke Capital Corporation                                           824           823
                                                                             -------      --------
Minority Interests                                                             2,421         2,435
                                                                             -------      --------
Common Stockholder's Equity
     Common stock, no par, 3,000 shares authorized,
            1,010 shares outstanding                                              -             -
     Paid-in capital                                                           4,052         3,400
     Retained Earnings                                                         3,493         3,185
     Accumulated other comprehensive income                                   (1,352)         (124)
                                                                             --------     ---------
        Total common stockholder's equity                                      6,193         6,461
                                                                             --------     ---------
Total Liabilities and Stockholder's Equity                                 $  37,127     $  43,522
                                                                             =======      ========



                 See Notes to Consolidated Financial Statements.


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (In millions)
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                 2001        2000
                                                                                 ----        ----

Net Income                                                                    $  319         $ 185
Other comprehensive income, net of tax
     Cumulative effect of change in accounting principle                        (908)           -
     Foreign currency translation adjustment                                    (137)           (1)
     Net unrealized gains (losses) on cash flow hedges                          (358)           -
     Reclassification into earnings                                              175            -
                                                                              -------       -------
            Total other comprehensive income                                  (1,228)           (1)
                                                                              -------       -------
    Total Comprehensive Income (Loss)                                         $ (909)        $ 184
                                                                              =======       =======


               See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent for certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operating activities through its six business segments.

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

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

Excise and Other Pass Through Taxes. The Company generally presents pass through taxes net on the Consolidated Statements of Income. Therefore, revenues and expenses do not include such taxes.

Accounting for Hedges and Commodity Trading Activities. All derivatives are recognized on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date that swap, futures, forwards or option contracts are entered into, the Company designates the derivative as either held for trading (trading instruments), as a hedge of a forecasted transaction or future cash flows (cash flow hedges), or as a normal purchase and sale contract.

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The extrinsic value of options of $1 million was excluded in the assessment of hedge effectiveness for the three months ended March 31, 2001.

The Company occasionally enters into derivatives as fair value hedges of an asset, liability or firm commitment and as cash flow hedges of weather risks. These transactions are not material to its consolidated results of operations, cash flows or financial position.

Commodity Trading. Prior to settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased or Purchased Power, as appropriate, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products or Trading and Marketing of Electricity, as appropriate, in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased or Purchased Power, as appropriate, in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, the Contract is treated as a pure financial instrument, so there is no effect on the Consolidated Statements of Income.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Balance Sheets as Accumulated Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statement of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized immediately in earnings.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment of $69 million as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing Accumulated OCI and Common Stockholder's Equity was $908 million. For the three months ended March 31, 2001, the Company reclassified as earnings $184 million of losses from OCI into earnings for derivatives included in the transition adjustment related to hedge transactions that settled.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivative Implementation Group. If the definition of derivative instruments is altered, this may impact the Company's transition adjustment amounts and subsequent reported operating results.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and in Note 5 to the Consolidated Financial Statements to conform to the current presentation.

3. Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Certain subsidiaries of the Company are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. The Company closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future sales and generation revenues. These commodity instruments, consisting of swaps, futures, forwards and collared options, serve as cash flow hedges for natural gas, electricity and NGL transactions. The maximum term over which the Company is hedging exposures to the variability of these commodities is 10 years.

For the three months ended March 31, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of March 31, 2001, $795 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

Energy Trading Contracts. The Company provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies. These services require the Company to utilize natural gas, electricity, NGL and transportation derivatives and contracts that expose it to a variety of market risks. The Company manages its trading exposure with strict policies that limit its market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

Interest Rate Cash Flow Hedges. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the three months ended March 31, 2001, the Company's existing interest rate derivative instruments were not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. The Company is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the three months ended March 31, 2001, the Company's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. The Company's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. In December 2000, the Company recorded a pre-tax provision of $110 million related to energy sales in California. See Note 8 to the Consolidated Financial Statements for further information regarding credit exposure.

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

4.       Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 are as follows:

-------------------------------------------------------------------------------
                                             March 31,         December 31,
(In millions)                                   2001               2000
-------------------------------------------------------------------------------
Receivables                                     $579                $317
Accounts payable                                 468                 322
Taxes accrued                                    111                 290
-------------------------------------------------------------------------------

5.       Business Segments

The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting related minority interests. EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                                Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 2001          2000
                                              ------------ -------------
Operating income                                  $889         $404
Plus: Other income and expenses                     25           27
                                              ------------ -------------
EBIT                                              $914         $431
------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. EBIT is not necessarily comparable to a similarly titled measure of another company.

Beginning January 1, 2001, the Company discontinued allocating certain corporate costs for its business segment analysis. Certain reclassifications have been made to information for the period ended March 31, 2000 to conform to the current year presentation.


--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues       EBIT(a)    Amortization  Expenditures
                                   ---------------------------------------------------------------------------------
Three Months Ended
March 31, 2001
Natural Gas Transmission            $     245       $   37    $     282        $ 175         $  35     $      79
Field Services                          2,624          774        3,398          123            68            46
NAWE                                   10,892          136       11,028          388            20           496
International Energy                      498            4          502           76            25            23
Other Energy Services                     104           14          118            4             3             5
Duke Ventures                              37            -           37            7             4           174
Other Operations(b)                         -           91           91           10             7            25
Eliminations and
     minority interests                     -       (1,056)      (1,056)         131             -             -
                                   ---------------------------------------------------------------------------------
   Total consolidated                 $14,400      $     -      $14,400         $914          $162          $848
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
March 31, 2000
Natural Gas Transmission            $     252       $   34    $     286      $   158         $  29       $   428
Field Services                          1,274          192        1,466           72            38           128
NAWE                                    4,144          142        4,286           87            16           335
International Energy                      206            2          208          104            22           447
Other Energy Services                     269            6          275            7             3            11
Duke Ventures                              34            -           34           18             4            64
Other Operations(b)                         -           19           19          (21)            6            84
Eliminations and
     minority interests                     -         (395)        (395)           6             -             -
                                   ---------------------------------------------------------------------------------
   Total consolidated                $  6,179      $     -     $  6,179       $  431          $118        $1,497
--------------------------------------------------------------------------------------------------------------------

(a)EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
(b)Includes certain unallocated corporate items.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

----------------------------------------------------------------------------------------
Segment Assets (In millions)
----------------------------------------------------------------------------------------
                                                      March 31,          December 31,
                                                        2001                 2000
                                                  ------------------- ------------------

Natural Gas Transmission                              $  4,695            $  4,995
Field Services                                           6,490               6,266
NAWE                                                    19,615              25,989
International Energy                                     4,339               4,551
Other Energy Services                                      328                 543
Duke Ventures                                            1,836               1,967
Other Operations and eliminations(a)                     (176)               (789)
                                                  --------------------------------------
   Total consolidated                                  $37,127             $43,522
----------------------------------------------------------------------------------------
(a)Includes certain unallocated corporate items.

6. Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit.

7. Equity Offerings

In March 2001, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company and Duke Energy purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 4 million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offering were approximately $850 million and were used to repay short-term debt and for other corporate purposes.

8. Commitments and Contingencies

California Issues. Duke Energy, certain of the Company's subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, DENA, DETM, Duke Energy Morro Bay, Duke Energy Moss Landing, Duke Energy South Bay, Duke Energy Oakland, and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. Management believes that the final disposition of these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Throughout the first quarter of 2001, the Company has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties. Since December 31, 2000, the Company has managed the balance of questionable receivables to a lower level, and is confident that the pre-tax provision of $110 million recorded in the fourth quarter of 2000 is appropriate. No additional provisions for California receivables were recorded in the first quarter of 2001.


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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. The Exxon Mobil entities have not filed a writ of mandamus challenging this order in an appellate court, but may do so at any time. The Exxon Mobil entities also claim that the Company violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

The Company and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operating activities through its six business segments. See
Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, net income was $319 million compared to $185 million for the comparable 2000 period. The increase was primarily due to earnings resulting from business expansion and continued growth that occurred during 2001, partially offset by higher interest and minority interest expense and a one time net-of-tax charge of $69 million related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Operating income and earnings before interest and taxes (EBIT) for the three months ended March 31, 2001 were $889 million and $914 million, respectively, compared to $404 million and $431 million, respectively, for the same period in 2000. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. Prior year business segment EBIT amounts discussed hereafter have been restated to conform to the current year presentation of corporate cost allocations. See Note 5 to the Consolidated Financial Statements for additional information on business segments.

EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                                 Three Months Ended
                                                       March 31,
                                              --------------------------
                                                  2001         2000
                                              ------------ -------------
Operating income                                  $889         $404
Plus: Other income and expenses                     25           27
                                              ------------ -------------
EBIT                                              $914         $431
--------------------------------------------- ------------ -------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. EBIT is not necessarily comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

---------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -------------- --------------
                                                                     2001           2000
                                                                -------------- --------------

Natural Gas Transmission                                           $  175         $  158
Field Services                                                        123             72
North American Wholesale Energy (NAWE)                                388             82
International Energy                                                   76            104
Other Energy Services                                                   4              7
Duke Ventures                                                           7             18
Other Operations                                                       10            (16)
EBIT attributable to minority interests                               131              6
                                                                -------------- --------------
Consolidated EBIT                                                  $  914         $  431
---------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

--------------------------------------------------------------- -----------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                     2001           2000
---------------------------------------------------------------------------------------------
Operating revenues                                                    $282           $286
Operating expenses                                                     107            140
                                                                -------------- --------------
Operating income                                                       175            146
Other income, net of expenses                                            -             12
                                                                -------------- --------------
EBIT                                                                  $175           $158
                                                                ============== ==============
Throughput - TBtu(a)                                                   511            505
--------------------------------------------------------------- -------------- --------------
(a)trillion British thermal units.

For the three months ended March 31, 2001, EBIT for Natural Gas Transmission increased $17 million compared to the same period in 2000. This increase primarily resulted from earnings from East Tennessee Natural Gas Company (East Tennessee) and Market Hub Partners, which were acquired in March and September 2000, respectively. The decrease in operating revenues, which is offset by a decrease in operating costs, was the result of reduced rates effective in December 2000 that reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Order 636 transition costs.


Field Services

--------------------------------------------------------------- -----------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2001           2000
---------------------------------------------------------------------------------------------

Operating revenues                                                 $3,398         $1,466
Operating expenses                                                  3,219          1,390
                                                                -----------------------------
Operating income                                                      179             76
Other income, net of expenses                                           -             (4)
Minority interest expense                                              56              -
                                                                -----------------------------
EBIT                                                               $  123        $    72
                                                                =============================

Natural gas gathered and processed/transported, TBtu/d(a)              8.2            6.0
Natural gas liquid (NGL) production, MBbl/d(b)                       371.1          231.2
Natural gas marketed, TBtu/d                                           1.6            0.5
Average natural gas price per MMBtu(c)                              $7.09          $2.52
Average NGL price per gallon(d)                                     $0.60          $0.50
---------------------------------------------------------------------------------------------

(a)Trillion British thermal units per day.
(b)Thousand barrels per day.
(c)Million British thermal units.
(d)Does not reflect results of commodity hedges.

EBIT for Field Services increased $51 million for the three months ended March 31, 2001 compared to the same period in 2000. The increases in EBIT and volume of activity for the current period were primarily due to growth resulting from the combination of Field Services' gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000. Higher average natural gas and NGL prices, which increased 181% and 20%, respectively from the prior year, also contributed significantly to the increase in EBIT.


North American Wholesale Energy

--------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2001           2000
---------------------------------------------------------------------------------------------

Operating revenues                                                $11,028        $ 4,286
Operating expenses                                                 10,562          4,207
                                                                -----------------------------
Operating income                                                      466             79
Other income, net of expenses                                         (10)             4
Minority interest expense                                              68              1
                                                                -------------- --------------
EBIT                                                             $    388      $      82
                                                                ============== ==============

Natural gas marketed, TBtu/d                                          13.6           12.0
Electricity marketed and traded, GWh(a)                             60,685         50,353
Proportional megawatt capacity in operation                          5,064          3,532
Proportional megawatt capacity owned(b)                             10,054          6,889
---------------------------------------------------------------------------------------------

(a)Gigawatt-hours.
(b)Includes under construction or under contract at period end.

For the three months ended March 31, 2001, EBIT for NAWE increased $306 million compared with the same period in 2000. The increase was attributable to increased earnings from generation assets and higher trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 13% and 21%, respectively.
Partially offsetting the increase in EBIT were increased operating and development costs, the absence of $63 million in EBIT related to the sale of an interest in a generating facility in 2000 and increased minority interest expense due to higher trading margins at Duke Energy Trading and Marketing, LLC
(DETM).

International Energy

---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2001           2000
---------------------------------------------------------------------------------------------

Operating revenues                                                   $502           $208
Operating expenses                                                    428            113
                                                                -----------------------------
Operating income                                                       74             95
Other income, net of expenses                                           9             14
Minority interest expense                                               7              5
                                                                -----------------------------
EBIT                                                                 $ 76           $104
                                                                =============================

Natural gas transported, TBtu/d
Natural gas marketed, TBtu/d
Proportional megawatt capacity in operation                         4,199          4,205
Proportional megawatt capacity owned(a)                             4,847          4,205
Proportional maximum pipeline capacity(a), MMcf/d(b)                  363            332
--------------------------------------------------------------- -------------- --------------

(a)Includes under construction or under contract at period end.
(b)Million cubic feet per day.

International Energy's EBIT decreased $28 million for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to $54 million gain recognized in the first quarter of February 2000 from the sale of liquefied natural gas ships. Partially offsetting the decrease were earnings of $26 million from improved performance form investments in Latin America and trading operations in Europe.

Other Energy Services

---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions)                                                       2001           2000
---------------------------------------------------------------------------------------------

Operating revenues                                                   $118           $275
Operating expenses                                                    114            268
                                                                -----------------------------
EBIT                                                               $    4         $    7
---------------------------------------------------------------------------------------------

For the three months ended March 31, 2001, EBIT for Other Energy Services decreased $3 million compared to the same period in 2000. Current period operating revenues and expenses decreased compared to the same period in 2000 due to commodity trading activity at DukeSolutions, Inc. in 2000. Excluding the commodity trading activity, EBIT decreased due to higher operating costs.

Duke Ventures

---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions)                                                       2001           2000
---------------------------------------------------------------------------------------------

Operating revenues                                                    $37            $34
Operating expenses                                                     30             16
                                                                -----------------------------
EBIT                                                                 $  7            $18
---------------------------------------------------------------------------------------------

EBIT for Duke Ventures decreased $11 million for the three months ended March 31, 2001 compared with the same period in 2000. The decrease in EBIT is primarily attributable to decreased land management sales and trades by Crescent Resources, LLC, and increased operating expenses due to increased infrastructure costs for business development and growth.

Other Impacts on Net Income

For the three months ended March 31, 2001, interest expense increased $47 million compared to the same period in 2000, due to higher average debt balances outstanding, resulting primarily from acquisitions and business expansion that occurred during 2000.

Minority interest expense increased $129 million for the three months ended March 31, 2001 compared to the same period in 2000. Minority interest expense related to joint ventures, including interest and income tax expenses, increased $110 million for the current period. This increase is attributable to increased minority interest expense resulting from Field Services' joint venture with Phillips Petroleum, NAWE's joint venture with Exxon Mobil Corporation and International Energy's investments in Latin America. Minority interest expense also increased $19 million due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, the Company recorded a one time net-of-tax charge of $69 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Note 3 to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash used in operations was $221 million for the three months ended March 31, 2001 compared to $140 million provided by operations for the same period in 2000. The decrease in cash used in or provided by operations was primarily due to additional cash deposits on margin accounts which will be met in the future by the line of credit established in April 2001, discussed below. This decrease was partially offset by income tax payments in 2000 for gains related to the Midwest Pipelines sale and lower accounts receivable and inventory balances in 2001.

Investing Cash Flows

Net cash used in investing activities was $749 million for the three months ended March 31, 2001 compared to $1,404 million for the same period in 2000. The decline in capital expenditures resulted from the $390 million acquisition of East Tennessee and the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema in 2000. For the period ended March 31, 2001, the use of cash in investing activities primarily related to $548 million for capital expenditures, which includes expansion expenditures and refurbishment and upgrades to existing assets. In addition, the Company expended $300 million primarily on investments in development projects in 2001.

In February 2001, the Company and The Williams Companies, Inc. completed their purchase of Gulfstream Natural Gas System, LLC from The Coastal Corporation. The proposed Gulfstream pipeline will be able to deliver approximately 1.1 billion cubic feet of natural gas per day and will extend from Mobile, Alabama, across the Gulf of Mexico and into Florida. The target in-service date for the $1.6 billion project, of which the Company owns half, is June 2002.

Financing Cash Flows

The Company's consolidated capital structure at March 31, 2001, including short-term debt, was 49% debt, 46% common equity and minority interests and 5% trust preferred securities. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 2.6 times and 1.0 times for the three months ended March 31, 2001 and 2000, respectively.

The Company's growth opportunities, along with dividends, debt repayments and operating requirements, are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales. Growth opportunities are dependent upon favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.

In February 2001, Duke Energy Field Services, LLC (DEFS) issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business and Phillips.

In March 2001, the Company completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 4 million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offering. Total net proceeds from the offering were approximately $850 million and were used to repay short-term debt and for other corporate purposes.

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), the Company had the ability to borrow up to $3.6 billion and $4.0 billion at March 31, 2001 and December 31, 2000, respectively.

A summary of the available commercial paper and ECNs as of March 31, 2001 is as follows:

---------------------------------------------------------------------------------------------------

(In billions)             Duke Capital        Duke Energy         Duke Energy          Total
                           Corporation      Field Services      International
---------------------------------------------------------------------------------------------------
Commercial Paper            $1.55                $0.68              $0.37(a)            $2.60
ECNs                         1.00                 -                   -                  1.00
                        ---------------------------------------------------------------------------
Total                       $2.55                $0.68              $0.37               $3.60
---------------------------------------------------------------------------------------------------

(a)Includes ability to issue medium term notes.

The amount of the Company's bank credit and construction facilities available at March 31, 2001 and December 31, 2000, was approximately $2.4 billion and $3.0 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At March 31, 2001, approximately $876 million was outstanding under the commercial paper and ECN programs, and approximately $40 million of borrowings were outstanding under the bank credit and construction facilities.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, the Company entered into an additional $1.075 billion unsecured credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements. The Company's credit facilities are not subject to minimum cash requirements.

As of March 31, 2001, the Company and its subsidiaries had the ability to issue up to $1.4 billion in gross proceeds from debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as Senior Notes, Subordinated Notes or Trust Preferred Securities.

In May 2001, the Company filed a shelf registration statement increasing its ability to issue securities to a total of $2 billion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies. The Company is exposed to market risks associated with interest rates, commodity prices, equity prices, counterparty credit and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives who receive periodic updates from Duke Energy's Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of the Company's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits. There have been no material changes in the Company's market risk since December 31, 2000.

CURRENT ISSUES

California Issues. Duke Energy, certain of the Company's subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. Duke Energy North America, LLC (DENA) and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, DENA, DETM, Duke Energy Morro Bay, Duke Energy Moss Landing, Duke Energy South Bay, Duke Energy Oakland, and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. Management believes that the final disposition of these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Throughout the first quarter of 2001, the Company has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties. Since December 31, 2000, the Company has managed the balance of questionable receivables to a lower level, and is confident that the pre-tax provision of $110 million recorded in the fourth quarter of 2000 is appropriate. No additional provisions for California receivables were recorded in the first quarter of 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies," and Item 3, "Legal Proceedings," included in the Company's Form 10-K for December 31, 2000, which are incorporated herein by reference.


Management believes that the resolution of these matters will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

               None

(b)    Reports on Form 8-K

         A Current Report on Form 8-K filed on March 9, 2001 contained disclosures under Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DUKE CAPITAL CORPORATION

May 14, 2001                          /s/  Robert P. Brace
                                     ---------------------------------------
                                     Robert P. Brace
                                     Vice President and
                                     Chief Financial Officer


May 14, 2001                          /s/  Sandra P. Meyer
                                     ---------------------------------------
                                     Sandra P. Meyer
                                     Controller