Form 10-Q/A
period 2001-03-31
DUKE CAPITAL CORP
filed 2001-05-16
CIK 1051116

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------



                                   FORM 10-Q/A



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


                            DUKE CAPITAL CORPORATION
                FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2001
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
                                                                                  =========      ========


                 See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                               2001           2000
                                                                               ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before cumulative effect of change in accounting principle   $   388       $   185
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                        162           119

            Net unrealized gains on trading transactions                        (601)         (108)

           Deferred income taxes                                                237             7
            Transition cost recoveries, net                                      -              24
            (Increase) decrease in
                 Receivables                                                    (487)          (71)
                 Inventory                                                       120            22
                 Other current assets                                           (479)          (30)
            Increase (decrease) in
                 Accounts payable                                                785           641
                 Taxes accrued                                                  (197)         (491)
                 Interest accrued                                                  8            26
                 Other current liabilities                                      (111)         (125)
            Other, assets                                                         46            37

           Other, liabilities                                                   (92)          (96)
                                                                               ------      --------

               Net cash (used in) provided by operating activities            (221)          140
                                                                               ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net of cash acquired                                 (548)       (1,255)
     Investment expenditures                                                    (300)         (236)
     Proceeds from sales and other, net                                           99            87
                                                                               ------      --------
                 Net cash used in investing activities                          (749)       (1,404)
                                                                               ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                              1,339           144
     Payments for the redemption of long-term debt                               (63)         (171)
     Net change in notes payable and commercial paper                         (1,158)         1,065
     Capital contributions from parent                                           650            -
     Other, net                                                                  (93)           (3)
                                                                               ------      --------
                 Net cash provided by financing activities                       675         1,035
                                                                               ------      --------
Net decrease in cash and cash equivalents                                       (295)         (229)
Cash and cash equivalents at beginning of period                                 587           585
                                                                               ------      --------
Cash and cash equivalents at end of period                                   $   292       $   356
                                                                               ======      ========
Supplemental Disclosures
     Cash paid for interest, net of amount capitalized                       $   150       $    84
     Cash paid for income taxes                                              $   177       $    39


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


The Company's growth opportunities, debt repayments and operating requirements are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales. Growth opportunities are dependent upon favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.


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

                                     DUKE CAPITAL CORPORATION


May 16, 2001                          /s/  Sandra P. Meyer
                                     ---------------------------------------
                                     Sandra P. Meyer
                                     Controller

                                  May 16, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Re:  Duke Capital Corporation (the "Company")
     Amendment to Form 10-Q


Dear Sirs:


     We are filing an amended Quarterly Report on Form 10-Q of the Company, for the quarter ended March 31 2001, to modify two line items contained in the Consolidated Statements of Cash Flows to correct erroneously entered figures, as follows:



     1) Net unrealized gains on trading transactions: to change the figure "(131)" to (601)".

     2)  Other, liabilities: to change the figure "(562)" to "(92)".

     Any questions or comments regarding this amended Form 10-Q may be directed to the undersigned at (704) 382-8152.




                                            Very truly yours,


                                            Robert T. Lucas III