Form 10-Q
period 2001-06-30
DUKE CAPITAL CORP
filed 2001-08-13
CIK 1051116

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended June 30, 2001           Commission File Number 0-23977



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

Number of shares of Common Stock, no par value, outstanding at July 31,
2001...........................1,010

                           DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                     INDEX

Item                                                                                                            Page
----                                                                                                            ----
                                            PART I. FINANCIAL INFORMATION

1.    Financial Statements..................................................................................     1
          Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001
            and 2000........................................................................................     1
          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
            and 2000........................................................................................     2
          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................     3
          Consolidated Statements of Comprehensive Income for the Three and Six Months
            Ended June 30, 2001 and 2000....................................................................     5
          Notes to Consolidated Financial Statements........................................................     6
2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.................    16

                                             PART II. OTHER INFORMATION

1.    Legal Proceedings.....................................................................................    26
6.    Exhibits and Reports on Form 8-K......................................................................    26
      Signatures............................................................................................    27


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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In millions)


                                                                      Three Months Ended              Six Months Ended
                                                                          June 30,                         June 30,
                                                                   --------------------------    ----------------------------
                                                                       2001          2000            2001             2000
                                                                  ------------   ------------    -----------      -----------
Operating Revenues
      Sales, trading and marketing of natural gas
         and petroleum products                                   $     6,241    $    4,670      $   16,779       $   8,938
      Trading and marketing of electricity                              5,315         2,540           8,509           3,751
      Transportation and storage of natural gas                           233           267             479             526
      Electric generation                                                 751           152             941             286
      Other                                                               416           290             648             597
                                                                  ------------   ------------    ------------     -----------
            Total operating revenues                                   12,956         7,919          27,356          14,098
                                                                  ------------   ------------    ------------     -----------

Operating Expenses
      Natural gas and petroleum products purchased                      6,104         4,461          16,216           8,501
      Purchased power                                                   5,418         2,275           8,066           3,412
      Other operation and maintenance                                     600           582           1,144           1,026
      Depreciation and amortization                                       167           159             329             277
      Property and other taxes                                             39            37              84              73
                                                                  ------------   ------------    ------------     -----------
            Total operating expenses                                   12,328         7,514          25,839          13,289
                                                                  ------------   ------------    ------------     -----------

Operating Income                                                          628           405           1,517             809

Other Income and Expenses                                                  43             9              68              36
Interest Expense                                                          155           155             315             268
Minority Interest Expense                                                  34            78             183              98
                                                                  ------------   ------------    ------------     -----------

Earnings Before Income Taxes                                              482           181           1,087             479
Income Taxes                                                              168            58             385             171
                                                                  ------------   ------------    ------------     -----------

Income Before Cumulative Effect of Change in Accounting Principle         314           123             702             308
Cumulative Effect of Change in Accounting Principle, Net of Tax            -              -             (69)              -
                                                                  -----------    -----------     -----------      ----------

Net Income                                                        $      314     $      123      $      633       $     308
                                                                  ===========    ===========     ===========      ==========


                See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            --------------------------------------
                                                                                  2001                 2000
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 $ 1,562              $   109
                                                                            -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of cash acquired                                      (1,914)              (1,948)
      Investment expenditures                                                           (588)                (451)
      Proceeds from sales and other, net                                                 687                 (150)
                                                                            -----------------    -----------------
                     Net cash used in investing activities                            (1,815)              (2,549)
                                                                            -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt                                     1,664                  258
      Payments for the redemption of long-term debt                                     (310)                (192)
      Net change in notes payable and commercial paper                                (1,161)               3,408
      Distributions to minority interests                                                  -               (1,217)
      Capital contributions from parent                                                  650                    -
      Other, net                                                                         (49)                 (26)
                                                                            -----------------    -----------------
                     Net cash provided by financing activities                           794                2,231
                                                                            -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                     541                 (209)
Cash and cash equivalents at beginning of period                                         587                  585
                                                                            -----------------    -----------------
Cash and cash equivalents at end of period                                           $ 1,128              $   376
                                                                            =================    =================

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                              $   277              $   266
      Cash paid for income taxes                                                     $   191              $    63

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                          June 30,              December 31,
                                                                                            2001                    2000
                                                                                         (unaudited)
                                                                                     -------------------     ------------------
ASSETS
Current Assets
      Cash and cash equivalents                                                          $         1,128           $        587
      Receivables                                                                                  8,355                  7,588
      Inventory                                                                                      418                    350
      Unrealized gains on trading and hedging transactions                                         2,878                 10,248
      Other                                                                                          850                  1,243
                                                                                     -------------------     ------------------
           Total current assets                                                                   13,629                 20,016
                                                                                     -------------------     ------------------

Investments and Other Assets
      Investments in affiliates                                                                    1,477                  1,336
      Goodwill, net                                                                                1,540                  1,504
      Notes receivable                                                                               485                    462
      Unrealized gains on trading and hedging transactions                                         2,397                  3,621
      Other                                                                                        1,800                  1,789
                                                                                     -------------------     ------------------
           Total investments and other assets                                                      7,699                  8,712
                                                                                     -------------------     ------------------

Property, Plant and Equipment
      Cost                                                                                        18,348                 17,160
      Less accumulated depreciation and amortization                                               2,831                  2,621
                                                                                     -------------------     ------------------
           Net property, plant and equipment                                                      15,517                 14,539
                                                                                     -------------------     ------------------

Regulatory Assets and Deferred Debits                                                                203                    255
                                                                                     -------------------     ------------------







Total Assets                                                                             $        37,048           $     43,522
                                                                                     ===================     ==================



                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                      (In millions, except share amounts)


                                                                                     June 30,              December 31,
                                                                                       2001                    2000
                                                                                    (unaudited)
                                                                                --------------------    -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                                     $  7,811                $ 6,804
      Notes payable and commercial paper                                                        456                  1,570
      Taxes accrued                                                                             255                    407
      Interest accrued                                                                          182                    146
      Current maturities of long-term debt                                                      262                    284
      Unrealized losses on trading and hedging transactions                                   2,143                 10,226
      Other                                                                                   2,032                  1,634
                                                                                --------------------    -------------------
           Total current liabilities                                                         13,141                 21,071
                                                                                --------------------    -------------------

Long-term Debt                                                                                8,582                  7,254
                                                                                --------------------    -------------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                   2,402                  1,645
      Unrealized losses on trading and hedging transactions                                     837                  3,222
      Other                                                                                     543                    611
                                                                                --------------------    -------------------
           Total deferred credits and other liabilities                                       3,782                  5,478
                                                                                --------------------    -------------------

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Capital Corporation                                                         824                    823
                                                                                --------------------    -------------------

Minority Interests                                                                            2,462                  2,435
                                                                                --------------------    -------------------

Common Stockholder's Equity
      Common stock, no par, 3,000 shares authorized,
           1,010 shares outstanding                                                               -                      -
      Paid-in capital                                                                         4,053                  3,400
      Retained Earnings                                                                       3,798                  3,185
      Accumulated other comprehensive income (loss)                                             406                   (124)
                                                                                --------------------    -------------------
           Total common stockholder's equity                                                  8,257                  6,461
                                                                                --------------------    -------------------


Total Liabilities and Stockholder's Equity                                                 $ 37,048                $43,522
                                                                                ====================    ===================

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In millions)


                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                              June 30,
                                                            ----------------------------------- -----------------------------------
                                                                  2001               2000            2001                2000
                                                            ----------------   ---------------- ---------------    ----------------
Net Income                                                          $   314              $ 123         $   633             $   308

Other Comprehensive Income (Loss), Net of Tax
      Cumulative effect of change in accounting principle                 -                  -            (908)                  -
      Foreign currency translation adjustment                           (47)               (47)           (184)                (48)
      Net unrealized gains on cash flow hedges                        1,500                  -           1,142                   -
      Reclassification into earnings                                    305                  -             480                   -
                                                            ----------------   ---------------- ---------------    ----------------
          Total other comprehensive income (loss)                     1,758                (47)            530                 (48)
                                                            ----------------   ---------------- ---------------    ----------------

Total Comprehensive Income                                          $ 2,072              $  76         $ 1,163             $   260
                                                            ================   ================ ===============    ================


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

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

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

Accounting for Hedges and Commodity Trading Activities. All derivatives are recognized on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date swaps, futures, forwards or option contracts are entered into, the Company designates the derivative as either held for trading (trading instruments), as a hedge of a forecasted transaction or future cash flows (cash flow hedges), or as a normal purchase or sale contract.

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The extrinsic value of options of $2 million was excluded in the assessment of hedge effectiveness for the three months ended June 30, 2001.

The Company occasionally enters into derivatives as fair value hedges of an asset, liability or firm commitment. For the six months ended June 30, 2001, these transactions were not material to its consolidated results of operations, cash flows or financial position.

Commodity Trading. Prior to settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased or Purchased Power, as appropriate, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products or Trading and Marketing of Electricity, as appropriate, in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased or Purchased Power, as appropriate, in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, the contract is treated as a pure financial instrument, so financial settlement has no effect on the Consolidated Statements of Income.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized in current-period earnings.

Fair Value Hedges. The Company enters into interest-rate swaps to convert some of its fixed-rate long-term debt to floating rate debt. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment of $69 million as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholder's Equity was $908 million. For the six months ended June 30, 2001, the Company reclassified as earnings $200 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's
(FASB) Derivative Implementation Group. In June 2001, the FASB approved Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, buyers and sellers of electricity are not required to mark-to-market contracts meeting certain criteria. Option-type contracts include capacity contracts that allow the electric industry to meet volatile demand by providing the option to purchase electricity as needed. The FASB concluded if such contracts meet the criteria outlined in Issue C15, they could qualify as normal under SFAS No. 133.

This new SFAS No. 133 implementation guidance becomes effective July 1, 2001. The Company will treat the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1 shall become the contract's net carrying amount.

In June 2001, the FASB also cleared Issue C10, "Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception." Issue C10 states that normal purchases and normal sales exception applies only to contracts that provide for the purchase or sale of items (other than a financial instrument or derivative instrument) that will be delivered in quantities expected to be used or sold over a reasonable period, in the normal course of business.

The Company does not believe that the adoption of Issue C10 or Issue C15 will have a significant impact on its consolidated results of operations, cash flows or financial position.

New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $46 million. The Company is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and in Note 5 to conform to the current presentation.

Excise and Other Pass Through Taxes. The Company generally presents pass through taxes net on the Consolidated Statements of Income.

3.  Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Certain subsidiaries of the Company are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. The Company closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future sales and generation revenues. These commodity instruments, consisting of swaps, futures, forwards and collared options, serve as cash flow hedges for natural gas, electricity and NGL transactions. The maximum term over which the Company is hedging exposures to the price variability of these commodities is 12 years.

For the six months ended June 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of June 30, 2001, $218 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next six months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

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

Interest Rate (Fair Value or Cash Flow) Hedges. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the six months ended June 30, 2001, the Company's existing interest rate derivative instruments and related ineffectiveness was not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. The Company is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the six months ended June 30, 2001, the impact of the Company's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. The Company's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of June 30, 2001, the Company had a pre-tax provision of $90 million related to energy sales in California. See Note 8 for further information regarding credit exposure.

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

4.  Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 are as follows:

-----------------------------------------------------
                         June 30,       December 31,
(In millions)              2001            2000
-----------------------------------------------------
Receivables              $ 556            $ 317
Notes receivable             6                -
Accounts payable           797              322
Taxes accrued              128              290
-----------------------------------------------------

5.  Business Segments

The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting related minority interests. EBIT is calculated as follows:

----------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
----------------------------------------------------------------------------
                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ---------------------------------------
                                       2001        2000     2001       2000
                                     ---------------------------------------
Operating income                      $ 628       $ 405    $1,517     $  809
Plus: Other income and expenses          43           9        68         36
                                     ---------------------------------------
EBIT                                  $ 671       $ 414    $1,585     $  845
----------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. The Company's EBIT is not necessarily comparable to a similarly titled measure of another company.

Beginning January 1, 2001, the Company discontinued allocating certain corporate costs for its business segment analysis. Certain reclassifications have been made to information for the period ended June 30, 2000 to conform to the current year presentation.

--------------------------------------------------------------------------------------------------------------------------------
Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Depreciation     Capital and
                                  Unaffiliated    Intersegment      Total                           and           Investment
                                    Revenues        Revenues       Revenues        EBIT/a/      Amortization    Expenditures/c/
                               -------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2001
Natural Gas Transmission              $   229        $   35       $    264         $   142         $    36          $   207
Field Services                          2,263           275          2,538              84              70              261
North American
     Wholesale Energy                   9,856           128          9,984             290              20              830
International Energy                      399             -            399              68              23              135
Other Energy Services                     111            21            132               9               4                3
Duke Ventures                              98             -             98              36               5              189
Other Operations /b/                        -            31             31              18               9               34
Eliminations and
     minority interests                     -          (490)          (490)             24               -                -
                               ------------------------------------------------------------------------------------------------
   Total consolidated                 $12,956        $    -       $ 12,956         $   671         $   167          $ 1,659
-------------------------------------------------------------------------------------------------------------------------------

Three Months Ended
June 30, 2000
Natural Gas Transmission              $   249        $   32       $    281         $   128         $    32          $    39
Field Services                          1,870           285          2,155              72              71               87
North American
     Wholesale Energy                   5,399            50          5,449              69              14              360
International Energy                      249             -            249              87              27              383
Other Energy Services                     118            20            138              10               3                5
Duke Ventures                              34             -             34              15               4              100
Other Operations /b/                        -           (10)           (10)            (44)              8               18
Eliminations and
     minority interests                     -          (377)          (377)             77               -                -
                               ------------------------------------------------------------------------------------------------
   Total consolidated                 $ 7,919        $    -       $  7,919         $   414         $   159          $   992
-------------------------------------------------------------------------------------------------------------------------------

/a/EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/Includes certain unallocated corporate items.
/c/Capital and Investment Expenditures are gross of cash received from acquisitions.

--------------------------------------------------------------------------------------------------------------------------------
Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Depreciation     Capital and
                                  Unaffiliated    Intersegment      Total                           and           Investment
                                    Revenues        Revenues       Revenues        EBIT/a/      Amortization    Expenditures/c/
                               -------------------------------------------------------------------------------------------------
Six Months Ended
June 30, 2001
Natural Gas Transmission           $      474    $       72    $       546      $      317       $      71        $     286
Field Services                          4,887         1,049          5,936             207             138              307
North American
     Wholesale Energy                  20,748           264         21,012             678              40            1,326
International Energy                      897             4            901             144              48              158
Other Energy Services                     215            35            250              13               7                8
Duke Ventures                             135             -            135              43               9              363
Other Operations /b/                        -           122            122              28              16               59
Eliminations and
     minority interests                     -        (1,546)        (1,546)            155               -                -
                               -------------------------------------------------------------------------------------------------
   Total consolidated              $   27,356    $        -    $    27,356      $    1,585       $     329        $   2,507
--------------------------------------------------------------------------------------------------------------------------------

Six Months Ended
June 30, 2000
Natural Gas Transmission           $      501    $       66    $       567      $      286       $      61        $     467
Field Services                          3,144           477          3,621             144             109              215
North American
     Wholesale Energy                   9,543           192          9,735             156              30              695
International Energy                      455             2            457             191              49              830
Other Energy Services                     384            29            413              17               6               16
Duke Ventures                              71             -             71              33               8              164
Other Operations /b/                        -             6              6             (65)             14              102
Eliminations and
     minority interests                     -          (772)          (772)             83               -                -
                               -------------------------------------------------------------------------------------------------
   Total consolidated              $   14,098    $        -    $    14,098      $      845       $    $277        $   2,489
--------------------------------------------------------------------------------------------------------------------------------

/a/ EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/ Includes certain unallocated corporate items.
/c/ Capital and Investment Expenditures are gross of cash received from acquisitions.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

-------------------------------------------------------------------------------------
Segment Assets (In millions)
-------------------------------------------------------------------------------------
                                                    June 30,       December 31,
                                                     2001             2000
                                             ----------------------------------------
Natural Gas Transmission                         $   4,821          $   4,995
Field Services                                       6,890              6,266
North American Wholesale Energy                     17,290             25,989
International Energy                                 4,364              4,551
Other Energy Services                                  317                543
Duke Ventures                                        1,837              1,967
Other Operations and eliminations /a/                1,529               (789)
                                             ----------------------------------------
   Total consolidated                            $  37,048          $  43,522
-------------------------------------------------------------------------------------

/a/ Includes certain unallocated corporate items.

6.  Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit.

7.  Equity Offerings

In March 2001, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company and Duke Energy purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offering were approximately $850 million and were used to repay short-term debt and for other corporate purposes.

8.  Commitments and Contingencies

California Issues. Duke Energy, certain of the Company's subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, certain of the Company's subsidiaries and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

In addition to the lawsuits described in the preceding paragraph, several investigations and regulatory proceedings have commenced at the state and federal levels into the causes of the high wholesale electricity prices in the western U.S. At the federal level, there are numerous proceedings before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own investigation to determine the causes of the high wholesale electricity prices. As a result of these proceedings, the FERC has ordered some sellers, including DETM, to refund, or offset against outstanding accounts receivable, certain amounts billed for sales of electricity in excess of a FERC established proxy price. The proxy price is intended to represent what the FERC believes would have been the market

-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed to it by the California Independent System Operator and the California Power Exchange for sales of electricity during January and February 2001. This offset reduced the $110 million reserve established in the fourth quarter of 2000 to $90 million. Proceedings are ongoing to determine, among other things, the amount of any refunds or offsets for periods prior to January 2001 and the method to be used to determine the proxy price in future months.

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several Company subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has been called to testify to date.

The California Attorney General also has an investigation under way to determine if any market participants engaged in illegal activity, including antitrust activity, in the course of their sales of electricity into the wholesale markets in the western U.S. The Attorneys General of Washington and Oregon have joined the California Attorney General in a joint investigation of the electricity markets.

The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Company employee has been called to testify before the grand jury nor have any criminal charges been filed against the Company or any of its officers, directors or employees in connection with the wholesale electricity markets in the western U.S.

Throughout 2001, the Company has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties and managing the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, the Company has closely managed the balance of questionable receivables, and believes that the current pre-tax provision of $90 million is appropriate. No additional provisions for California receivables have been recorded in 2001. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Litigation. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of the Company initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving the Company the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, the Company exercised its right to buy the Exxon Mobil entities' interest in the Ventures. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company has also asserted various additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court and a hearing before an arbitration panel has been scheduled for early October 2001. At this hearing, the arbitration panel will hear evidence on all of the claims between the parties and a decision from the arbitration panel is expected within 30 days following the conclusion of the hearing. Management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

The Company and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2001, net income was $314 million compared to $123 million for 2000. The increase was primarily due to earnings from business expansion and continued growth that occurred during 2001 and decreased minority interest expense.

For the six months ended June 30, 2001, net income was $633 million compared to $308 million for 2000. The increase was primarily due to earnings from business expansion and continued growth that occurred during 2001, partially offset by higher interest and minority interest expense and a one-time net-of-tax charge of $69 million. This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Operating income increased $223 million to $628 million for the quarter, and increased $708 million to $1,517 million for the six months ended June 30, 2001. Earnings before interest and taxes (EBIT) increased $257 million to $671 million for the quarter, and increased $740 million to $1,585 million for the six months ended June 30, 2001. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. Prior year business segment EBIT amounts have been restated to conform to the current year presentation of corporate cost allocations. See Note 5 for additional information on business segments.

EBIT is calculated as follows:

--------------------------------------------------------------------------------
 Reconciliation of Operating Income to EBIT (In millions)
--------------------------------------------------------------------------------
                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                    --------------------------------------------
                                      2001       2000      2001       2000
                                    --------------------------------------------
 Operating income                    $ 628      $ 405    $ 1,517      $ 809
 Plus: Other income and expenses        43          9         68         36
                                    --------------------------------------------
 EBIT                                $ 671      $ 414    $ 1,585      $ 845
--------------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. The Company's EBIT is not necessarily comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

------------------------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                          ------------------------------------------------------------------------
                                                    2001              2000               2001           2000
                                          ------------------------------------------------------------------------
Natural Gas Transmission                           $ 142             $ 128             $  317          $ 286
Field Services                                        84                72                207            144
North American Wholesale Energy                      290                69                678            156
International Energy                                  68                87                144            191
Other Energy Services                                  9                10                 13             17
Duke Ventures                                         36                15                 43             33
Other Operations                                      18               (44)                28            (65)
EBIT attributable to minority interests               24                77                155             83
                                        --------------------------------------------------------------------------
Consolidated EBIT                                  $ 671             $ 414             $1,585          $ 845
------------------------------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                          ----------------------------------------------------------------
(In millions, except where noted)               2001             2000             2001             2000
----------------------------------------------------------------------------------------------------------
Operating revenues                             $ 264            $ 281            $ 546            $ 567
Operating expenses                               125              155              232              295
                                          ----------------------------------------------------------------
Operating income                                 139              126              314              272
Other income, net of expenses                      3                2                3               14
                                          ----------------------------------------------------------------
EBIT                                           $ 142            $ 128            $ 317            $ 286
                                          ================================================================

Throughput - TBtu /a/                            334              372              845              877
----------------------------------------------------------------------------------------------------------

/a/ Trillion British thermal units.

For the quarter and six months ended June 30, 2001, EBIT for Natural Gas Transmission increased $14 million and $31 million, respectively, compared to the same periods in 2000. The quarterly results benefited from earnings at Market Hub Partners, which was acquired in September 2000, and increased earnings from Maritimes & Northeast Pipeline. Earnings from Market Hub Partners also contributed to the increase in EBIT for the six-month period as did earnings from East Tennessee Natural Gas Company (East Tennessee), which was acquired in March 2000. For both periods, the decrease in operating revenues, which is offset by a decrease in operating costs, resulted from reduced rates effective in December 2000 that reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Federal Energy Regulatory Commission (FERC) Order 636 transition costs. For both periods, the decrease in throughput resulted from a decrease in usage due to the increased natural gas prices.

Field Services

---------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                             ------------------------------------------------------------------------
(In millions, except where noted)                         2001             2000             2001             2000
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                      $2,538           $2,155           $5,936           $3,621
Operating expenses                                       2,406            2,040            5,625            3,430
                                             ------------------------------------------------------------------------
Operating income                                           132              115              311              191
Other income, net of expenses                                -                -                -               (4)
Minority interest expense                                   48               43              104               43
                                             ------------------------------------------------------------------------
EBIT                                                    $   84           $   72           $  207           $  144
                                             ========================================================================

Natural gas gathered and
   Processed/transported, TBtu/d /a/                       8.5              8.0              8.4              7.0
Natural gas liquids (NGL)
   Production, MBbl/d  /b/                               406.7            401.5            388.9            316.3
Natural gas marketed, TBtu/d                               1.6              0.5              1.6              0.5
Average natural gas price per MMBtu /c/                 $ 4.67           $ 3.47           $ 5.88           $ 2.99
Average NGL price per gallon /d/                        $ 0.48           $ 0.47           $ 0.54           $ 0.49
---------------------------------------------------------------------------------------------------------------------

/a/Trillion British thermal units per day.
/b/Thousand barrels per day.
/c/Million British thermal units.
/d/Does not reflect results of commodity hedges.

EBIT for Field Services increased $63 million for the six months ended June 30, 2001, compared to the same period in 2000. The increase in EBIT was primarily due to the addition of the Phillips Petroleum's Gas Gathering, Processing and Marketing unit's (Phillips) midstream natural gas business and an increase in average NGL prices. This was partially offset by an increase in natural gas prices and hedging losses.

EBIT for Field Services increased $12 million for the quarter ended June 30, 2001, compared to the same period in 2000. Commodity prices were the main factor contributing to higher revenues during the second quarter of 2001. The increase in operating expenses for the three months ended June 30, 2001 was primarily due to the interaction of natural gas and NGL purchase contracts with higher natural gas prices.

Average NGL prices increased 2% for the quarter and 10% for the six months.

North American Wholesale Energy (NAWE)

------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                     -------------------------------------------------------------------
(In millions, except where noted)                       2001              2000               2001              2000
------------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $ 9,984           $ 5,449           $ 21,012          $  9,735
Operating expenses                                     9,738             5,343             20,300             9,545
                                                     -------------------------------------------------------------------
Operating income                                         246               106                712               190
Other income, net of expenses                             14                (9)                 4                (5)
Minority interest (benefit) expense                      (30)               28                 38                29
                                                     -------------------------------------------------------------------
EBIT                                                 $   290           $    69           $    678          $    156
                                                     ===================================================================

Natural gas marketed, TBtu/d                            11.2              10.3               12.3              10.1
Electricity marketed and traded, GWh                  66,225            58,198            110,842           108,551
Proportional megawatt capacity in operation                                                 6,846             5,143
Proportional megawatt capacity owned /a/                                                   13,231             8,473
------------------------------------------------------------------------------------------------------------------------

/a/ Includes under construction or under contract at period end.

For the quarter and six months ended June 30, 2001, EBIT for NAWE increased $221 million and $522 million, respectively, compared with the same periods in 2000. The increases are due to increased earnings from generation assets, resulting primarily from a 33% increase in proportional megawatt capacity in operation; as well as enhanced performance in natural gas and electricity trading and services. In addition, when compared to the prior year, EBIT increased $88 million for the quarter and $18 million for the six months from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy.

Losses at Duke Energy Trading and Marketing, LLC (DETM) resulted in a minority interest benefit for the quarter ended June 30, 2001 while year-to-date earnings resulted in a $9 million increase in minority interest expense when compared to the prior year.


International Energy

-----------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                   --------------------------------------------------------------------
(In millions, except where noted)                         2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $ 399            $ 249           $  901           $  457
Operating expenses                                         334              170              762              283
                                                   --------------------------------------------------------------------
Operating income                                            65               79              139              174
Other income, net of expenses                                9               14               18               28
Minority interest expense                                    6                6               13               11
                                                   --------------------------------------------------------------------
EBIT                                                     $  68            $  87           $  144           $  191
                                                   ====================================================================

Proportional megawatt capacity in operation                                                4,241            4,205
Proportional megawatt capacity owned /a/                                                   4,844            4,370
Proportional maximum pipeline
   Capacity /a/, MMcf/d /b/                                                                  363              321
-----------------------------------------------------------------------------------------------------------------

/a/ Includes under construction or under contract at period end.
/b/ Million cubic feet per day.

International Energy's EBIT decreased $19 million for the quarter and $47 million for the six months ended June 30, 2001, compared to the same periods in 2000. The decrease for the quarter includes the effects of water rationing in Brazil, which started during the second quarter of 2001, and the negative impact of foreign currency translation on the earnings of the Latin American operations. The decrease in results for the six months is due primarily to a $54 million gain recognized in the first quarter of 2000 from the sale of liquefied natural gas ships. The year-to-date effect of water rationing in Brazil and the foreign currency translation related to Latin America was partially offset by stronger operational results from Latin America, Asia Pacific and Europe.


Other Energy Services

-----------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                   --------------------------------------------------------------------
(In millions)                                             2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $ 132            $ 138            $ 250            $ 413
Operating expenses                                         123              128              237              396
                                                   --------------------------------------------------------------------
EBIT                                                     $   9            $  10            $  13            $  17
-----------------------------------------------------------------------------------------------------------------------

For the quarter and six months ended June 30, 2001, EBIT for Other Energy Services decreased $1 million and $4 million, compared to the same periods in 2000. Operating revenues and expenses decreased compared to the same periods in 2000 due to previous retail commodity trading activity at DukeSolutions, Inc.


Duke Ventures

-----------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                   --------------------------------------------------------------------
(In millions)                                             2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $  98            $  34            $ 135            $  71
Operating expenses                                          62               19               92               38
                                                   --------------------------------------------------------------------
EBIT                                                     $  36            $  15            $  43            $  33
-----------------------------------------------------------------------------------------------------------------------

EBIT for Duke Ventures increased $21 million for the quarter and $10 million for the six months ended June 30, 2001, compared with the same periods in 2000. The increase in operating revenues and expenses, when compared with the prior year, resulted from Duke Capital Partners, which commenced operations in 2000. The increase in EBIT for the quarter was primarily due to increased land management sales and trades, and increased commercial project sales by Crescent Resources, LLC. The increase in EBIT for the six months was primarily due to the absence of losses related to DukeNet Communications' BellSouth PCS investment, which was sold during the third quarter of 2000.

Other Impacts on Net Income

For the quarter ended June 30, 2001, interest expense remained the same compared to the prior year. For the six months ended June 30, 2001, interest expense increased $47 million compared to the same period in 2000, due to higher average debt balances outstanding, resulting primarily from acquisitions and business expansion that occurred during 2000.

Minority interest expense decreased $44 million for the quarter and increased $85 million for the six months ended June 30, 2001 compared to the same periods in 2000. Minority interest expense related to joint ventures decreased $58 million for the quarter and increased $52 million for the six-month period. The change for the quarter is primarily attributable to losses incurred by DETM, which resulted in a minority interest benefit. The increase for the six-month period is attributable to increased minority interest expense resulting from Field Services' joint venture and DETM. Minority interest expense also increased $14 million for the quarter and $33 million for the six-month period due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, the Company recorded a one time net-of-tax charge of $69 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Note 3 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $1,562 million for the six months ended June 30, 2001 compared to $109 million for the same period in 2000. Operating cash flows for the first half of 2000 were lower due in large part to tax payments made in 2000 related to the 1999 sale of the midwest pipelines. There were also increased demands for margin call deposits last year as compared with the first half of 2001. Additional cash was generated by higher levels of income during 2001 as well as increased amounts of net payables and other current liabilities related to growth in the business.

Investing Cash Flows

Net cash used in investing activities was $1,815 million for the six months ended June 30, 2001 compared to $2,549 million for the same period in 2000. The reduction in investing activities is due primarily to the $390 million acquisition of East Tennessee and the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema in 2000. These reductions were mostly offset by proceeds from the sale of NAWE generating facilities.

In February 2001, the Company and The Williams Companies, Inc. completed their purchase of Gulfstream Natural Gas System, LLC from Coastal Corporation. The proposed Gulfstream pipeline will be able to deliver approximately 1.1 billion cubic feet of natural gas per day and will extend from Mobile, Alabama, across the Gulf of Mexico and into Florida. The target in-service date for the $1.6 billion project, of which the Company owns half, is June 2002.

Financing Cash Flows

The Company's growth opportunities, along with debt repayments and operating requirements, are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales. Growth opportunities are dependent upon favorable market conditions. Management believes the Company has adequate financial resources to meet its future needs.

In February 2001, Duke Energy Field Services, LLC (DEFS) issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business and Phillips.

In March 2001, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $850 million and were used to repay short-term debt and for other corporate purposes.

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), the Company had the ability to borrow up to $4.7 billion and $4.0 billion at June 30, 2001 and December 31, 2000, respectively.

A summary of the available commercial paper and ECNs as of June 30, 2001 is as follows:


----------------------------------------------------------------------------------------------------------------
                                           Duke Capital     Duke Energy Field      Duke Energy        Total
(In billions)                              Corporation           Services         International
----------------------------------------------------------------------------------------------------------------
Commercial Paper                               $2.63               $0.68             $0.38 /a/        $3.69
ECNs                                            1.00                   -                 -             1.00
                                           ---------------------------------------------------------------------
Total                                          $3.63               $0.68             $0.38            $4.69
----------------------------------------------------------------------------------------------------------------

/a/ Includes ability to issue medium term notes.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, the Company entered into a $1.075 billion unsecured bank credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements.

The total amount of the Company's bank credit and construction facilities available at June 30, 2001 and December 31, 2000, was approximately $3.6 billion and $3.0 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At June 30, 2001, approximately $1.0 billion was outstanding under the commercial paper and ECN programs, and approximately $40 million of borrowings were outstanding under the bank credit and construction facilities.

The Company's credit facilities are not subject to minimum cash requirements.

As of June 30, 2001, the Company and its subsidiaries had effective Securities and Exchange Commission shelf registrations for up to $3.3 billion in gross proceeds from debt and other securities. Such securities may be issued as Senior Notes, Subordinated Notes or Trust Preferred Securities.

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

CURRENT ISSUES

California Issues

Duke Energy, certain of the Company's subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. Duke Energy North America (DENA) and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, certain of the Company's subsidiaries and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

In addition to the lawsuits described in the preceding paragraph, several investigations and regulatory proceedings have commenced at the state and federal levels into the causes of the high wholesale electricity prices in the western U.S. At the federal level, there are numerous proceedings before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own investigation to determine the causes of the high wholesale electricity prices. As a result of these proceedings, the FERC has ordered some sellers, including DETM, to refund, or offset against outstanding accounts receivable, certain amounts billed for sales of electricity in excess of a FERC established proxy price. The proxy price is intended to represent what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed to it by the California Independent System Operator and the California Power Exchange for sales of electricity during January and February 2001. This offset reduced the $110 million reserve established in the fourth quarter of 2000 to $90 million. Proceedings are ongoing to determine, among other things, the amount of any refunds or offsets for periods prior to January 2001 and the method to be used to determine the proxy price in future months.

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several Company subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has been called to testify to date.

The California Attorney General also has an investigation under way to determine if any market participants engaged in illegal activity, including antitrust activity, in the course of their sales of electricity into the wholesale markets in the western U.S. The Attorneys General of Washington and Oregon have joined the California Attorney General in a joint investigation of the electricity markets.

The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Company employee has been called to testify before the grand jury nor have any criminal charges been filed against the Company or any of its officers, directors or employees in connection with the wholesale electricity markets in the western U.S.

Throughout 2001, the Company has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties and managing the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, the Company has closely managed the balance of questionable receivables, and believes that the current pre-tax provision of $90 million is appropriate. No additional provisions for California receivables have been recorded in 2001. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Litigation

Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of the Company initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving the Company the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, the Company exercised its right to buy the Exxon Mobil entities' interest in the Ventures. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company has also asserted various additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court and a hearing before an arbitration panel has been scheduled for early October 2001. At this hearing, the arbitration panel will hear evidence on all of the claims between the parties and a decision from the arbitration panel is expected within 30 days following the conclusion of the hearing. Management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

The Company and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $46 million. The Company is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's subsidiary, Duke Energy Field Services, LLC (DEFS) has resolved non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1998 and 1999. This matter, a large portion of which was voluntarily self-disclosed to the agency, involved approximately 120 of DEFS' facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, DEFS resolved with the New Mexico Environment Department (NMED) alleged non-compliance with various air permit requirements at four facilities in New Mexico. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involved document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. These issues with the Texas and New Mexico agencies under relevant air programs resulted in total penalty settlements of approximately $470,000.

In June 2001, DEFS received two administrative Compliance Orders from NMED seeking civil penalties primarily for historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be approximately $10 million in the aggregate. NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS will continue to negotiate with NMED to resolve all issues relating to the alleged violations.

For additional information concerning litigation and other contingencies, see
Note 8 to the Consolidated Financial Statements, "Commitments and
Contingencies," and Item 3, "Legal Proceedings," included in the Company's Form 10-K for December 31, 2000, which are incorporated herein by reference.

Management believes that the resolution of these matters discussed and referred to above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

         None.

(b)    Reports on Form 8-K

         The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DUKE CAPITAL CORPORATION

August 10, 2001                     /s/ Robert P. Brace
                                    ---------------------
                                    Robert P. Brace
                                    Vice President and
                                    Chief Financial Officer


August 10, 2001                     /s/ Sandra P. Meyer
                                    ---------------------
                                    Sandra P. Meyer
                                    Controller