Form 10-Q
period 2001-09-30
DUKE CAPITAL CORP
filed 2001-11-14
CIK 1051116

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


For Quarter Ended September 30, 2001              Commission File Number 0-23977


                           DUKE CAPITAL CORPORATION
            (Exact name of Registrant as Specified in its Charter)


          Delaware                                          51-0282142
(State or Other Jurisdiction of                (IRS Employer Identification No.)
        Incorporation)


                            526 South Church Street
                           Charlotte, NC 28202-1904
                   (Address of Principal Executive Offices)
                                  (Zip code)

                                 704-594-6200
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding at October 31, 2001
 .......................1,010

                           DUKE CAPITAL CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                     INDEX

Item                                                                                          Page
----                                                                                          ----

                                PART I. FINANCIAL INFORMATION
1.   Financial Statements...................................................................    1
         Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 2001 and 2000......................................................    1
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000......................................................    2
         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.........    3
         Consolidated Statements of Comprehensive Income for the Three and Nine Months
           Ended September 30, 2001 and 2000................................................    5
         Notes to Consolidated Financial Statements.........................................    6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..   17

                                 PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................   28
5.   Other Information......................................................................   28
6.   Exhibits and Reports on Form 8-K.......................................................   29
     Signatures.............................................................................   30



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; industrial, commercial and residential growth in the service territories of the Company's subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth in opportunities for the Company's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In millions)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                       ------------------------      -------------------------
                                                          2001          2000            2001           2000
                                                       ----------    ----------      ----------     ----------
Operating Revenues
    Sales, trading and marketing of natural gas
       and petroleum products                          $    5,183    $    6,177      $   21,962     $   15,115
    Trading, marketing and generation of
       electricity                                          7,025         5,906          16,475          9,943
    Transportation and storage of natural gas                 253           253             732            779
    Gain on sale of equity interest                             -           407               -            407
    Other                                                     614           268           1,262            865
                                                       ----------    ----------      ----------     ----------
          Total operating revenues                         13,075        13,011          40,431         27,109
                                                       ----------    ----------      ----------     ----------

Operating Expenses
    Natural gas and petroleum products
      purchased                                             4,745         6,018          20,961         14,519
    Purchased power                                         6,178         5,332          14,244          8,744
    Other operation and maintenance                           871           576           2,015          1,602
    Depreciation and amortization                             216           155             545            432
    Property and other taxes                                   41            39             125            112
                                                       ----------    ----------      ----------     ----------
          Total operating expenses                         12,051        12,120          37,890         25,409
                                                       ----------    ----------      ----------     ----------

Operating Income                                            1,024           891           2,541          1,700

Other Income and Expenses                                      32            13             100             49
Interest Expense                                              155           187             470            455
Minority Interest Expense                                      51            20             234            118
                                                       ----------    ----------      ----------     ----------

Earnings Before Income Taxes                                  850           697           1,937          1,176
Income Taxes                                                  320           276             705            447
                                                       ----------    ----------      ----------     ----------

Income Before Cumulative Effect of Change
  in Accounting Principle                                     530           421           1,232            729
Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                         -             -             (69)             -
                                                       ----------    ----------      ----------     ----------

Net Income                                             $      530    $      421      $    1,163     $      729
                                                       ==========    ==========      ==========     ==========

                See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                           2001          2000
                                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $   2,566     $    1,006
                                                                        ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of cash acquired                           (3,302)        (2,997)
      Investment expenditures                                              (1,014)          (920)
      Proceeds from sale of equity interest                                     -            400
      Proceeds from sales and other, net                                      303            (97)
                                                                        ---------     ----------
                     Net cash used in investing activities                 (4,013)        (3,614)
                                                                        ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of long-term debt                          2,025          2,202
      Payments for the redemption of long-term debt                          (505)          (641)
      Net change in notes payable and commercial paper                       (703)         1,372
      Distributions to minority interests                                       -         (1,217)
      Contributions from minority interests                                     -            741
      Capital contributions from parent                                       650            200
      Other, net                                                              (10)            26
                                                                        ---------     ----------
                     Net cash provided by financing activities              1,457          2,683
                                                                        ---------     ----------

Net increase in cash and cash equivalents                                      10             75
Cash and cash equivalents at beginning of period                              587            585
                                                                        ---------     ----------
Cash and cash equivalents at end of period                              $     597     $      660
                                                                        =========     ==========

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                 $     450     $      420
      Cash paid for income taxes                                        $     194     $       71

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


                                                                                 September 30,        December 31,
                                                                                     2001                 2000
                                                                                  (unaudited)
                                                                                 -------------        ------------
ASSETS
Current Assets
      Cash and cash equivalents                                                  $         597        $        587
      Receivables                                                                        7,776               7,588
      Inventory                                                                            420                 350
      Unrealized gains on trading and hedging transactions                               2,141              10,248
      Other                                                                                660               1,243
                                                                                 -------------        ------------
           Total current assets                                                         11,594              20,016
                                                                                 -------------        ------------

Investments and Other Assets
      Investments in affiliates                                                          1,293               1,336
      Goodwill, net                                                                      1,624               1,504
      Notes receivable                                                                     501                 462
      Unrealized gains on trading and hedging transactions                               2,561               3,621
      Other                                                                              2,597               1,789
                                                                                 -------------        ------------
           Total investments and other assets                                            8,576               8,712
                                                                                 -------------        ------------

Property, Plant and Equipment
      Cost                                                                              19,647              17,160
      Less accumulated depreciation and amortization                                     2,987               2,621
                                                                                 -------------        ------------
           Net property, plant and equipment                                            16,660              14,539
                                                                                 -------------        ------------

Regulatory Assets and Deferred Debits                                                      181                 255
                                                                                 -------------        ------------







Total Assets                                                                     $      37,011        $     43,522
                                                                                 =============        ============

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                      (In millions, except share amounts)

                                                                        September 30,      December 31,
                                                                            2001               2000
                                                                         (unaudited)
                                                                        -------------      ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                  $       6,955      $      6,804
      Notes payable and commercial paper                                          906             1,570
      Taxes accrued                                                               599               407
      Interest accrued                                                            165               146
      Current maturities of long-term debt                                        244               284
      Unrealized losses on trading and hedging transactions                     1,670            10,226
      Other                                                                     1,890             1,634
                                                                        -------------      ------------
           Total current liabilities                                           12,429            21,071
                                                                        -------------      ------------

Long-term Debt                                                                  8,763             7,254
                                                                        -------------      ------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                     2,314             1,645
      Unrealized losses on trading and hedging transactions                     1,091             3,222
      Other                                                                       582               611
                                                                        -------------      ------------
           Total deferred credits and other liabilities                         3,987             5,478
                                                                        -------------      ------------

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Capital Corporation                                           824               823
                                                                        -------------      ------------

Minority Interests                                                              2,528             2,435
                                                                        -------------      ------------

Common Stockholder's Equity
      Common stock, no par, 3,000 shares authorized,
           1,010 shares outstanding                                                 -                 -
      Paid-in capital                                                           4,176             3,400
      Retained Earnings                                                         4,328             3,185
      Accumulated other comprehensive loss                                        (24)             (124)
                                                                        -------------      ------------
           Total common stockholder's equity                                    8,480             6,461
                                                                        -------------      ------------


Total Liabilities and Stockholder's Equity                              $      37,011      $     43,522
                                                                        =============      ============

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In millions)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,
                                                                        ------------------------     ------------------------
                                                                           2001          2000           2001          2000
                                                                        ----------    ----------     ----------    ----------
Net Income                                                              $      530    $      421     $    1,163    $      729

Other Comprehensive Income (Loss), Net of Tax
      Cumulative effect of change in accounting principle                        -             -           (908)            -
      Foreign currency translation adjustment                                 (125)          (24)          (309)          (72)
      Net unrealized (losses) gains on cash flow hedges                        (20)            -          1,122             -
      Reclassification into earnings                                          (285)            -            195             -
                                                                        ----------    ----------      ---------    ----------
          Total other comprehensive (loss) income                             (430)          (24)           100           (72)
                                                                        ----------    ----------      ---------    ----------

Total Comprehensive Income                                              $      100    $      397      $   1,263    $      657
                                                                        ==========    ==========      =========    ==========

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

Accounting for Hedges and Commodity Trading Activities. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date swaps, futures, forwards or option contracts are entered into, the Company either designates the derivative as held for trading (trading instruments); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); as a hedge of a recognized asset, liability, or firm commitment (fair value hedge); as a normal purchase or sale contract; or leaves the derivative undesignated for contracts not afforded special hedge accounting.

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The time value of options of $3 million was excluded in the assessment of hedge effectiveness for the three months ended September 30, 2001.

Commodity Trading. Prior to settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased, or Purchased Power, as appropriate, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products, or Trading and Marketing of Electricity, as appropriate, in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased, or Purchased Power, as appropriate, in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, the contract is treated as a pure financial instrument, so financial settlement has no effect on the Consolidated Statements of Income.

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

Fair Value Hedges. The Company enters into interest rate swaps to convert some of its fixed-rate long-term debt to floating rate debt and designates such interest rate swaps as fair value hedges. The Company also enters into electricity derivative instruments such as swaps, futures and forwards to manage the fair value risk associated with certain of its unrecognized firm commitments to sell generated power due to changes in the market price of power. Upon designation of such derivatives as fair value hedges, prospective changes in fair value of the derivative and the hedged item are recognized in current earnings. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment of $69 million as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholder's Equity was $908 million. For the nine months ended September 30, 2001, the Company reclassified as earnings $504 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's
(FASB) Derivative Implementation Group. In June 2001, the FASB approved Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, buyers and sellers of electricity are not required to mark-to-market contracts meeting certain criteria. Option-type contracts include capacity contracts that allow the electric industry to meet volatile demand by providing the option to purchase electricity as needed. The FASB concluded if such contracts meet the criteria outlined in Issue C15, they could qualify as a normal purchase or sale under SFAS No. 133. This new SFAS No. 133 implementation guidance became effective July 1, 2001. For contracts previously designated as hedges, the Company treated the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1 became the contract's net carrying amount. On October 10, 2001 the FASB approved revisions to the qualifying criteria outlined in Issue C15. The revised guidance becomes effective January 1, 2002. The Company is continuing to determine the impact on its future results of the revision.

New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill was $102 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and in Note 5 to conform to the current presentation.

Excise and Other Pass Through Taxes. The Company generally presents revenues net of pass through taxes on the Consolidated Statements of Income.

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

For the nine months ended September 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of September 30, 2001, $47 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next three months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

Commodity Fair Value Hedges. Certain subsidiaries of the Company are exposed to changes in fair value of certain if its unrecognized firm commitments to sell generated power due to market fluctuations of the underlying commodity prices. The Company actively evaluates such changes in fair value of such unrecognized firm commitments due to commodity price changes, and where appropriate, uses various instruments to hedge its market risk associated with those firm commitments. These commodity instruments, consisting of swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power sales. The maximum term over which the Company is hedging exposures to the market risk of such items is ten years. For the nine months ended September 30, 2001, the ineffective portion of commodity fair value hedges was not material.

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

Interest Rate (Fair Value or Cash Flow) Hedges. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the nine months ended September 30, 2001, the Company's existing interest rate derivative instruments and related ineffectiveness were not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. The Company is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may not be hedged through debt denominated in the foreign currency. The Company also uses foreign currency derivatives, when possible, to manage its risk related to foreign currency fluctuations. For the nine months ended September 30, 2001, the impact of the Company's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. The Company's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of September 30, 2001, the Company had a pre-tax provision of $90 million related to energy sales in California. See Note 8 for further information regarding credit exposure.

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

4.  Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at September 30, 2001 and December 31, 2000 are as follows:

===============================================================
                                September 30,     December 31,
(In millions)                       2001              2000
---------------------------------------------------------------
Receivables                        $ 545             $ 317
Notes receivable                       6                 -
Accounts payable                     841               322
Taxes accrued                        438               290
===============================================================

Related parties consist of entities within the consolidated groups of the Company and Duke Energy, as well as entities accounted for under the equity method. Intercompany transactions include, but are not limited to, intercompany sales, notes, management fees and tax payments made on behalf of related parties.

5.  Business Segments

The Company's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting related minority interests. EBIT is calculated as follows:

===============================================================================
Reconciliation of Operating Income to EBIT (In millions)
-------------------------------------------------------------------------------
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------------------------------
                                      2001       2000       2001         2000
                                   --------------------------------------------
Operating income                     $1,024      $ 891     $2,541       $1,700
Other income and expenses                32         13        100           49
                                   --------------------------------------------
EBIT                                 $1,056      $ 904     $2,641       $1,749
===============================================================================

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. The Company's EBIT is not necessarily comparable to a similarly titled measure of another company.

Beginning January 1, 2001, the Company discontinued allocating corporate governance costs for its business segment analysis. Certain reclassifications have been made to information for the period ended September 30, 2000 to conform to the current year presentation.

============================================================================================================================
Business Segment Data (In millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              Depreciation     Capital and
                                 Unaffiliated   Intersegment       Total                           and         Investment
                                   Revenues       Revenues       Revenues        EBIT/a/      Amortization   Expenditures/c/
                               ---------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2001
Natural Gas Transmission            $   238       $    33        $   271         $  143           $ 35           $  238
Field Services                        1,343           361          1,704             75             81              148
North American
     Wholesale Energy                10,744            69         10,813            657             28            1,104
International Energy                    390             5            395             74             24              106
Other Energy Services                   102            41            143            (22)            34                2
Duke Ventures                           258             -            258             51              6              192
Other Operations/b/                       -            (4)            (4)            41              8               25
Eliminations and
     Minority interests                   -           (505)         (505)            37              -                -
                               ---------------------------------------------------------------------------------------------
   Total consolidated               $13,075       $     -        $13,075         $1,056           $216           $1,815
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2000
Natural Gas Transmission            $   247       $    32        $   279         $  132           $ 33           $  447
Field Services                        2,087           440          2,527             85             67               53
North American
     Wholesale Energy                 9,883            43          9,926            192             16              529
International Energy                    270             -            270             83             25               99
Other Energy Services                   (14)           90             76            (69)             3                6
Duke Ventures                           538             -            538            445              4              188
Other Operations/b/                       -           (68)           (68)            (9)             7              206
Eliminations and
     Minority interests                   -          (537)          (537)            45              -                -
                               ---------------------------------------------------------------------------------------------
   Total consolidated               $13,011       $     -        $13,011         $  904           $155           $1,528
============================================================================================================================

/a/EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/Includes certain unallocated corporate items.
/c/Capital and Investment Expenditures are gross of cash received from acquisitions.

============================================================================================================================
Business Segment Data (In millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              Depreciation     Capital and
                                 Unaffiliated   Intersegment       Total                           and         Investment
                                   Revenues       Revenues       Revenues        EBIT/a/      Amortization   Expenditures/c/
                               ---------------------------------------------------------------------------------------------
Nine Months Ended
September 30, 2001
Natural Gas Transmission            $   712       $   105        $   817         $  460            $106          $  524
Field Services                        6,230         1,410          7,640            282             219             455
North American
     Wholesale Energy                31,492           333         31,825          1,335              68           2,430
International Energy                  1,287             9          1,296            218              72             264
Other Energy Services                   317            76            393             (9)             41              10
Duke Ventures                           393             -            393             94              15             555
Other Operations/b/                       -           118            118             69              24              84
Eliminations and
     Minority interests                   -        (2,051)        (2,051)           192               -               -
                               ---------------------------------------------------------------------------------------------
   Total consolidated               $40,431       $     -        $40,431         $2,641            $545          $4,322
----------------------------------------------------------------------------------------------------------------------------

Nine Months Ended
September 30, 2000
Natural Gas Transmission            $   748       $    98        $   846         $  418            $ 94          $  914
Field Services                        5,231           917          6,148            229             176             268
North American
     Wholesale Energy                19,426           235         19,661            348              46           1,224
International Energy                    725             2            727            274              74             929
Other Energy Services                   370           119            489            (52)              9              22
Duke Ventures                           609             -            609            478              12             352
Other Operations/b/                       -           (62)           (62)           (74)             21             308
Eliminations and
     Minority interests                   -        (1,309)        (1,309)           128               -               -
                               ---------------------------------------------------------------------------------------------
   Total consolidated               $27,109       $     -        $27,109         $1,749            $432          $4,017
============================================================================================================================

/a/ EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/ Includes certain unallocated corporate items.
/c/ Capital and Investment Expenditures are gross of cash received from acquisitions.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

==========================================================================
Segment Assets (In millions)
--------------------------------------------------------------------------
                                            September 30,    December 31,
                                                2001             2000
                                          --------------------------------
Natural Gas Transmission                       $ 4,960         $ 4,995
Field Services                                   7,205           6,266
North American Wholesale Energy                 15,719          25,989
International Energy                             4,226           4,551
Other Energy Services                              192             543
Duke Ventures                                    1,842           1,967
Other Operations and eliminations/a/             2,867            (789)
                                          --------------------------------
   Total consolidated                          $37,011         $43,522
==========================================================================

/a/ Includes certain unallocated corporate items.

6.  Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's gas gathering, processing and marketing unit. In addition, in November 2001 DEFS issued $300 million of 5.75% Senior Unsecured Notes due 2006. The proceeds will be used to repay short-term debt.

The Company had a $141 million note payable to D/FD as of December 31, 2000. As of September 30, 2001, the note had increased $412 million to $553 million. The weighted average interest rates were 3.87% and 4.44% for the quarter and nine months ended September 30, 2001, respectively.

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

In addition to the lawsuits described in the preceding paragraph, several investigations and regulatory proceedings have commenced at the state and federal levels into the causes of the high wholesale electricity prices in the western U.S. At the federal level, there are numerous proceedings before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own investigation to determine the causes of the high wholesale electricity prices. As a result of these proceedings, the FERC has ordered some sellers, including DETM, to refund, or offset against outstanding accounts receivable, certain amounts billed for sales of electricity in excess of a FERC established proxy price. The proxy price is intended to represent what the FERC believes would have been the market- clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed to it by the California Independent System Operator and the California Power Exchange for sales of electricity during January and February 2001. This offset reduced the $110 million reserve established in the fourth quarter of 2000 to $90 million. Proceedings are ongoing to determine, among other things, the amount of any refunds or offsets for periods prior to January 2001 and the method to be used to determine the proxy price in future months.

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several of the Company's subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has been called to testify to date.

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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court. In early October, a hearing was held before an arbitration panel regarding the buyout right and the various claims of the Company and Exxon Mobil against each other. Although the hearing is complete from an evidentiary standpoint, both parties are submitting final briefs, and oral arguments will take place before the panel in November 2001. The Company expects a final decision from the panel before the end of the year. Management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

Proposed Acquisition of Westcoast Energy Inc. In September 2001, Duke Energy announced the proposed acquisition of Westcoast Energy Inc. (Westcoast) for $8.5 billion, including assumed debt of approximately $5 billion. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation, international energy businesses, and financial, information technology, and energy services businesses. The proposed transaction provides for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of the Company such that 50% of the consideration will be paid in cash and 50% will be paid in stock. The transaction is expected to close by the end of the first quarter 2002, subject to approval of Westcoast's shareholders and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. Further details about the proposed acquisition are in the Company's report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company provides financing and credit enhancement services for its subsidiaries. The Company conducts its operation activities through its six business segments. See
Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2001, net income was $530 million compared to $421 million for 2000. The increase was primarily due to earnings from business expansion and growth that occurred during 2001, and decreased interest expense. Partially offsetting these items were the prior year pre-tax gain of $407 million on the sale of the Company's 20% interest in BellSouth Carolina PCS and increased minority interest expense.

For the nine months ended September 30, 2001, net income was $1,163 million compared to $729 million for 2000. The increase was primarily due to earnings from business expansion and growth that occurred during 2001, partially offset by the prior year gain on the sale of the Company's interest in BellSouth Carolina PCS, increased interest and minority interest expense, and a current year one-time net-of-tax charge of $69 million. This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Operating income increased $133 million to $1,024 million for the quarter, and increased $841 million to $2,541 million for the nine months ended September 30, 2001. Earnings before interest and taxes (EBIT) increased $152 million to $1,056 million for the quarter, and increased $892 million to $2,641 million for the nine months ended September 30, 2001. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. Prior year business segment EBIT amounts have been restated to conform to the current year presentation of corporate cost allocations. See Note 5 for additional information on business segments.

EBIT is calculated as follows:

===============================================================================
Reconciliation of Operating Income to EBIT (In millions)
-------------------------------------------------------------------------------
                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                              -------------------------------------------------
                                  2001      2000           2001         2000
                              -------------------------------------------------
Operating income                 $1,024     $ 891         $2,541       $1,700
Other income and expenses            32        13            100           49
                              -------------------------------------------------
EBIT                             $1,056     $ 904         $2,641       $1,749
===============================================================================

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. The Company's EBIT may not be comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

=============================================================================================
EBIT by Business Segment (In millions)
---------------------------------------------------------------------------------------------
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ---------------------------------------------------
                                              2001        2000           2001         2000
                                          ---------------------------------------------------
Natural Gas Transmission                     $  143       $ 132         $  460       $  418
Field Services                                   75          85            282          229
North American Wholesale Energy                 657         192          1,335          348
International Energy                             74          83            218          274
Other Energy Services                           (22)        (69)            (9)         (52)
Duke Ventures                                    51         445             94          478
Other Operations                                 41          (9)            69          (74)
EBIT attributable to minority interests          37          45            192          128
                                          ---------------------------------------------------
Consolidated EBIT                            $1,056       $ 904         $2,641       $1,749
=============================================================================================

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

=============================================================================================
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ---------------------------------------------------
(In millions, except where noted)             2001        2000           2001         2000
---------------------------------------------------------------------------------------------
Operating revenues                           $  271       $ 279         $  817       $  846
Operating expenses                              131         144            363          439
                                          ---------------------------------------------------
Operating income                                140         135            454          407
Other income, net of expenses                     3          (3)             6           11
                                          ---------------------------------------------------
EBIT                                         $  143       $ 132         $  460       $  418
                                          ===================================================

Throughput - TBtu/a/                            376         346          1,221        1,223
=============================================================================================

/a/ Trillion British thermal units

For the quarter and nine months ended September 30, 2001, EBIT for Natural Gas Transmission increased $11 million and $42 million, respectively, compared to the same periods in 2000. The quarterly results benefited from earnings of Market Hub Partners, which was acquired in September 2000, increased earnings from other miscellaneous projects, and lower operating expenses. The nine-month period also benefited from earnings of Market Hub Partners as well earnings from East Tennessee Natural Gas Company (East Tennessee), which was acquired in March 2000, and increased earnings from other miscellaneous projects.

For both the quarter and nine months ended September 30, 2001, the decrease in operating revenues, which was offset by a decrease in operating expenses, resulted from reduced rates that went into effect in December 2000. These reduced rates reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Federal Energy Regulatory Commission (FERC) Order 636 transition costs.

Field Services

=============================================================================================
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ---------------------------------------------------
(In millions, except where noted)             2001        2000           2001         2000
---------------------------------------------------------------------------------------------
Operating revenues                           $1,704       $2,527        $7,640       $6,148
Operating expenses                            1,588        2,405         7,213        5,835
                                          ---------------------------------------------------
Operating income                                116          122           427          313
Other income, net of expenses                    (5)           9            (5)           5
Minority interest expense                        36           46           140           89
                                          ---------------------------------------------------
EBIT                                         $   75       $   85        $  282       $  229
                                          ===================================================

Natural gas gathered and
 processed/transported, TBtu/d/a/               8.8          8.2           8.5          7.4
Natural gas liquids (NGL)
 production, MBbl/d/b/                        412.8        417.0         396.9        349.9
Natural gas marketed, Tbtu/d                    1.6          0.5           1.6          0.5
Average natural gas price per MMBtu/c/       $ 2.88       $ 4.27        $ 4.88       $ 3.42
Average NGL price per gallon/d/              $ 0.39       $ 0.55        $ 0.49       $ 0.51
=============================================================================================

/a/ Trillion British thermal units per day
/b/ Thousand barrels per day
/c/ Million British thermal units
/d/ Does not reflect results of commodity hedges

EBIT for Field Services decreased $10 million for the quarter ended September 30, 2001, compared to the same period in 2000, primarily due to commodity prices. The decease in revenues was driven by a $1.39 decrease in the average natural gas price per MMBtu and a $0.16 decrease in the average NGL price per gallon. The decrease in expenses resulted primarily from the interaction of Field Services' natural gas and NGL purchase contracts with lower commodity prices, and increased cost reduction efforts and plant consolidation.

Field Services' EBIT increased $53 million for the nine months ended September 30, 2001. The increase was primarily due to the addition of Phillips Petroleum's gas gathering, processing and marketing unit's midstream natural gas business in March 2000, which accounted for the majority of the 13% increase in NGL production. A $1.46 increase in the average natural gas price per MMBtu, slightly offset by a $0.02 decrease in the average NGL price per gallon, also contributed to increased revenues. Expenses also increased from the interaction of Field Services' natural gas and NGL purchase contracts with higher natural gas prices, but were slightly offset by increased cost reduction efforts and plant consolidation.

North American Wholesale Energy (NAWE)

==================================================================================================
                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                             -----------------------------------------------------
(In millions, except where noted)               2001         2000           2001           2000
--------------------------------------------------------------------------------------------------
Operating revenues                            $10,813       $ 9,926       $ 31,825       $ 19,661
Operating expenses                             10,155         9,740         30,455         19,285
                                             -----------------------------------------------------
Operating income                                  658           186          1,370            376
Other income, net of expenses                      (5)           (2)            (1)            (7)
Minority interest (benefit) expense                (4)           (8)            34             21
                                             -----------------------------------------------------
EBIT                                          $   657       $   192       $  1,335       $    348
                                             =====================================================

Natural gas marketed, TBtu/d                     12.4          12.0           12.4           11.7
Electricity marketed and traded, GWh/a/        88,801        89,967        199,643        198,518
Proportional megawatt capacity in
 operation                                                                   6,799          5,115
Proportional megawatt capacity owned/b/                                     13,119          7,925
==================================================================================================

/a/ Gigawatt-hours
/b/ Includes under construction or under contract at period end

For the quarter and nine months ended September 30, 2001, EBIT for NAWE increased $465 million and $987 million, respectively, compared with the same periods in 2000. The increases were a result of enhanced performance in natural gas and electricity trading and services and increased earnings from generation assets, resulting primarily from a 33% increase in proportional megawatt capacity in operation. In addition, when compared to the prior year, EBIT increased $60 million for the quarter and $78 million for the nine months from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy.

Losses at Duke Energy Trading and Marketing, LLC (DETM) resulted in a minority interest benefit for the quarter ended September 30, 2001 while year-to-date earnings resulted in a $13 million increase in minority interest expense when compared to the prior year.

International Energy

==================================================================================================
                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                             -----------------------------------------------------
(In millions, except where noted)               2001         2000           2001           2000
--------------------------------------------------------------------------------------------------
Operating revenues                            $   395       $   270       $  1,296       $    727
Operating expenses                                331           187          1,093            470
                                             -----------------------------------------------------
Operating income                                   64            83            203            257
Other income, net of expenses                      15             7             33             35
Minority interest expense                           5             7             18             18
                                             -----------------------------------------------------
EBIT                                          $    74       $    83       $    218       $    274
                                             =====================================================

Proportional megawatt capacity in
 operation                                                                   4,370          4,306
Proportional megawatt capacity owned/a/                                      4,925          4,394
Proportional maximum pipeline
 capacity in operation , MMcf/d/b/                                             255            255
Proportional maximum pipeline
 capacity owned/a/, MMcf/d                                                     363            255
==================================================================================================

/a/ Includes under construction or under contract at period end
/b/ Million cubic feet per day

International Energy's EBIT decreased $9 million for the quarter and $56 million for the nine months ended September 30, 2001, compared to the same periods in 2000. The decrease for the nine months was due primarily to a $54 million gain recognized in the first quarter of 2000 from the sale of liquefied natural gas ships. The decrease for both periods includes the effects of reduced power consumption in Brazil due to the government's mandatory energy rationing, which started during the second quarter of 2001, caused by a period of severe drought conditions. Both periods were also affected by the negative impact of foreign currency devaluation on the earnings of the Latin American operations. The effects of the water rationing in Brazil and the foreign currency devaluation associated with Latin America investments were partially offset by inflation adjustment clauses in certain Brazilian power contracts and stronger operational results from other country operations in Latin America, Asia Pacific and Europe.

Other Energy Services

==================================================================================================
                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                             -----------------------------------------------------
(In millions)                                   2001         2000           2001           2000
--------------------------------------------------------------------------------------------------
Operating revenues                              $143         $ 76            $393          $489
Operating expenses                               165          145             402           541
                                             -----------------------------------------------------
EBIT                                            $(22)        $(69)           $ (9)         $(52)
==================================================================================================

EBIT for Other Energy Services improved $47 million for the quarter and $43 million for the nine months ended September 30, 2001, compared to the same periods in 2000. The current year quarterly results included approximately $29 million of charges at Duke Engineering & Services, Inc. (DE&S) for goodwill impairment. These charges were offset by the prior year's quarterly loss on a Duke/Fluor Daniel (D/FD) project of approximately $42 million and an approximately $27 million charge at DE&S to reflect a more conservative revenue recognition approach on its projects. Year-to-date results were driven by the same items that affected the quarter. Year-to-date operating revenues and expenses also decreased compared to 2000 due to cessation of retail commodity trading activity at DukeSolutions, Inc.

Duke Ventures

==================================================================================================
                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                             -----------------------------------------------------
(In millions)                                   2001         2000           2001           2000
--------------------------------------------------------------------------------------------------
Operating revenues                              $ 258        $ 538           $ 393         $ 609
Operating expenses                                207           93             299           131
                                             -----------------------------------------------------
EBIT                                            $  51        $ 445           $  94         $ 478
==================================================================================================

Duke Ventures EBIT decreased $394 million for the quarter and $384 million for the nine months ended September 30, 2001, compared with the same periods in 2000. The decrease for both periods was primarily attributable to DukeNet Communications' 2000 sale of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation for a pre-tax gain of $407 million. This decrease was minimally offset by increased earnings at Crescent Resources, LLC, related primarily to increased commercial project sales, and the absence of losses related to DukeNet Communications' BellSouth PCS investment. Excluding the gain on sale from the prior year results, operating revenues and expenses increased due to Duke Capital Partners, which commenced operations in late 2000.

Other Impacts on Net Income

For the quarter and nine months ended September 30, 2001, interest expense decreased $32 million and increased $15 million, respectively, compared to the prior year. The decrease for the quarter was primarily due to lower interest rates, and the increase for the nine-month period was primarily due to new debt issuances.

Minority interest expense increased $31 million for the quarter and $116 million for the nine months ended September 30, 2001 compared to the same periods in 2000. Minority interest expense related to joint ventures increased $20 million for the quarter and $72 million for the nine-month period. The increase for both periods was primarily attributable to increased minority interest expense resulting from Field Services' joint venture. Minority interest expense also increased $11 million for the quarter and $44 million for the nine-month period due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, the Company recorded a one time net-of-tax charge of $69 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Notes 2 and 3 for further discussion.

The net aggregate change in unrealized gains and losses since December 31, 2000 is due primarily to the implementation of SFAS No. 133 for hedge positions, as well as price volatility and the magnitude of trading activity that the Company has entered into to take advantage of that volatility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

During the nine months ended September 30, 2001 cash flows from operating activities increased $1,560 million over the same period in 2000. This increase is due primarily to price risk management activities, including reduced margin deposit requirements compared to 2000. Operating cash flows were also higher in 2001 due to tax payments made in 2000 related to the 1999 sale of the midwest pipelines.

Investing Cash Flows

Net cash used in investing activities was $4,013 million for the nine months ended September 30, 2001 compared to $3,614 million for the same period in 2000. The increase in investing activities reflects additional expansion and development expenditures, especially related to NAWE's generating facilities, refurbishment and upgrades to existing assets and minor acquisitions of various businesses and assets. These increases were partially offset by the $390 million acquisition of East Tennessee, the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema and the $250 million acquisition of Market Hub Partners in 2000. The prior year expenditures were also offset by cash proceeds from the 2000 sale of the Company's 20% interest in BellSouth Carolina PCS to BellSouth Corporation for approximately $400 million.

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

In February 2001, Duke Energy Field Services, LLC (DEFS) issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business and Phillips Petroleum's gas gathering, processing and marketing unit. In addition, in November 2001 DEFS issued $300 million of 5.75% Senior Unsecured Notes due 2006. The proceeds will be used to repay short-term debt.

The Company had a $141 million note payable to D/FD as of December 31, 2000. As of September 30, 2001, the note had increased $412 million to $553 million. The weighted average interest rates were 3.87% and 4.44% for the quarter and nine months ended September 30, 2001, respectively.

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

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), the Company had the ability to borrow up to $3.6 billion and $4.0 billion at September 30, 2001 and December 31, 2000, respectively. These facilities do not have termination dates.

A summary of the available commercial paper and ECNs as of September 30, 2001 is as follows:

===============================================================================
                         Duke Capital   Duke Energy     Duke Energy
(In billions)            Corporation   Field Services  International     Total
-------------------------------------------------------------------------------
Commercial Paper             $1.55          $0.68           $0.37/a/     $2.60
ECNs                          1.00              -               -         1.00
                   ------------------------------------------------------------
Total                        $2.55          $0.68           $0.37        $3.60
===============================================================================

/a/ Includes ability to issue medium term notes.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, the Company entered into a $1.075 billion unsecured bank credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements. Half of this facility matures in 2002 and the remainder matures in 2004.

The total amount of the Company's bank credit and construction facilities available at September 30, 2001 and December 31, 2000, was approximately $3.4 billion and $3.0 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At September 30, 2001, approximately $1.5 billion was outstanding under the commercial paper and ECN programs, and approximately $38 million of borrowings were outstanding under the bank credit and construction facilities. These facilities expire from 2001 to 2004 and the credit facilities are not subject to minimum cash requirements.

As of September 30, 2001, the Company and its subsidiaries had effective Securities and Exchange Commission (SEC) shelf registrations for up to $3.3 billion in gross proceeds from debt and other securities. Such securities may be issued as Senior Notes, Subordinated Notes or Trust Preferred Securities.

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

CURRENT ISSUES

Notice of Proposed Rulemaking (NOPR). On September 27, 2001 the FERC issued a NOPR announcing that the FERC is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines that are currently subject to different gas standards. The proposed standards would change how companies and their subsidiaries interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. The Company is currently evaluating the impact of this NOPR and will file comments with the FERC suggesting appropriate revisions to the proposal.

Energy Trading Marketplace. As described in Note 3 to the Consolidated Financial Statements, the Company has receivables and other exposures concentrated from natural gas and electric industry counterparties. With recent changes in energy industry market conditions, including recent developments regarding one of the industry's largest traders and market makers, Enron Corporation, the Company has continued to monitor exposures to credit and market risk using established policies and procedures. The Company has both collateralized and non-collateralized exposures to its counterparties, including Enron Corporation. The Company will continue to monitor the situation closely.

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

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several of the Company's subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has been called to testify to date.

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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court. In early October, a hearing was held before an arbitration panel regarding the buyout right and the various claims of the Company and Exxon Mobil against each other. Although the hearing is complete from an evidentiary standpoint, both parties are submitting final briefs, and oral arguments will take place before the panel in November 2001. The Company expects a final decision from the panel before the end of the year. Management believes that the final disposition of this action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001 amortization expense for goodwill was $108 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly changes the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Proposed Acquisition of Westcoast Energy Inc. In September 2001, Duke Energy announced the proposed acquisition of Westcoast Energy Inc. (Westcoast) for $8.5 billion, including assumed debt of approximately $5 billion. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation, international energy businesses, and financial, information technology, and energy services businesses. The proposed transaction provides for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of the Company such that 50% of the consideration will be paid in cash and 50% will be paid in stock. The transaction is expected to close by the end of the first quarter 2002, subject to approval of Westcoast's shareholders and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. Further details about the proposed acquisition are in the Company's report on Form 8-K, filed with the SEC on September 21, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's subsidiary, Duke Energy Field Services, LLC (DEFS), has resolved its issues with the Colorado Air Pollution Control Division disclosed in the Company's last Form 10-K regarding various asserted non-compliance issues arising from agency inspections of DEFS' Colorado facilities in 2000 and 1999, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. In October 2001, DEFS entered into a Compliance Order and Consent which requires DEFS to pay a penalty of $97,000 and undertake supplemental environmental projects totaling $388,000.

In June 2001, DEFS received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties primarily for historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. The NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be approximately $10 million in the aggregate. The NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS is continuing its discussions with the NMED and anticipates that it will resolve all issues relating to the alleged violations.

In September 2001, DEFS received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission to settle allegations reflected in a June 2001 notice from the agency relating to DEFS' Port Arthur natural gas processing plant. The Proposed Agreed Order seeks penalties of $278,000 for various items of alleged-noncompliance relating to the facility's air permit and state air regulations, including valve monitoring and repair requirements under 40 CFR 60, subpart KKK. DEFS is discussing settlement terms with the agency.

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

Item 5. Other Information.

As previously announced on September 20, 2001, Duke Energy Corporation (Duke Energy), two wholly owned subsidiaries of Duke Energy and Westcoast Energy Inc. (Westcoast) entered into a combination agreement (Combination Agreement) providing for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of the Company. The material terms of the Combination Agreement are set forth in the Form 8-K as filed by the Company with the Securities and Exchange Commission on September 21, 2001.

On November 5, 2001, the parties to the Combination Agreement entered into an amended and restated combination agreement (Amended and Restated Combination Agreement). The Amended and Restated Combination Agreement made certain changes to the Combination Agreement and related agreements, including the Plan of Arrangement. The changes include changes to the Westcoast shareholder election date and measurement periods for determining the exchange ratio, refinements of other timing considerations in connection with the expected consummation of the transaction by the end of the first quarter of 2002 and other technical amendments and clarifications. A full description of the Amended and Restated Combination Agreement is set forth in the Westcoast proxy circular dated November 8, 2001 which is being mailed to Westcoast shareholders on November 16, 2001. This description of provisions of the Amended and Restated Combination Agreement is qualified in its entirety by reference to the Amended and Restated Combination Agreement, which is incorporated by reference herein as Exhibit 10.5.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number
------
10.1 $537,500,000 364-Day Credit Agreement dated as of April 19, 2001, among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.1).

10.2 $537,500,000 Three-Year Credit Agreement dated as of April 19, 2001, among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.2).

10.3 $550,000,000 364-Day Credit Agreement dated as of August 20, 2001, among Duke Capital Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
          No. 1-4928, as Exhibit 10.3).

10.4 $550,000,000 Three-Year Credit Agreement dated as of August 20, 2001, among Duke Capital Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
          No. 1-4928, as Exhibit 10.4).

10.5 Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).

(b)  Reports on Form 8-K

          A Current Report on Form 8-K filed on September 21, 2001 contained disclosures under Item 5, Other Events; Item 7, Financial Statements and Exhibits; and Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUKE CAPITAL CORPORATION

November 13, 2001                       /s/  Robert P. Brace
                                        ---------------------------------
                                        Robert P. Brace
                                        Vice President and
                                        Chief Financial Officer


November 13, 2001                       /s/  Keith G. Butler
                                        ---------------------------------
                                        Keith G. Butler
                                        Controller