Form 10-K405
period 2001-12-31
DUKE CAPITAL CORP
filed 2002-03-28
CIK 1051116

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________  to ________________

     Commission file number 0-23977

                           DUKE CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                  51-0282142
                   (State or other           (I.R.S. Employer
                   jurisdiction of          Identification No.)
                  incorporation or
                    organization)

              526 South Church Street,          28202-1904
              Charlotte, North Carolina         (Zip Code)
                (Address of principal
                 executive offices)

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
7 3/8% Quarterly Income Preferred Securities issued by Duke Capital Financing Trust
 I and guaranteed by Duke Capital Corporation                                       New York Stock Exchange, Inc.
7 3/8% Trust Originated Preferred Securities issued by Duke Capital Financing Trust
 II and guaranteed by Duke Capital Corporation                                      New York Stock Exchange, Inc.
8 3/8% Trust Preferred Securities issued by Duke Capital Financing Trust III and
 guaranteed by Duke Capital Corporation                                             New York Stock Exchange, Inc.
4.32% Senior Notes due 2006                                                         New York Stock Exchange, Inc.
5.87% Senior Notes due 2006                                                         New York Stock Exchange, Inc.

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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at
  February 28, 2002............................................................................  None
Number of shares of Common Stock, without par value, outstanding at February 28, 2002.......... 1,010

================================================================================

                           DUKE CAPITAL CORPORATION
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

Item                                                                                       Page
----                                                                                       ----
                                            PART I.
1.   Business.............................................................................   1
        General...........................................................................   1
        Natural Gas Transmission..........................................................   3
        Field Services....................................................................   6
        North American Wholesale Energy...................................................   8
        International Energy..............................................................  11
        Other Energy Services.............................................................  12
        Duke Ventures.....................................................................  12
        Environmental Matters.............................................................  13
        Geographic Regions................................................................  14
        Employees and Management..........................................................  14
        Operating Statistics..............................................................  14
2.   Properties...........................................................................  15
3.   Legal Proceedings....................................................................  17

                                           PART II.
5.   Market for Registrant's Common Equity and Related Stockholder Matters................  19
6.   Selected Financial Data..............................................................  19
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition  19
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  46
8.   Financial Statements and Supplementary Data..........................................  47
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  85

                                           PART IV.
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  85
     Signatures...........................................................................  88

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

   The Company's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements. For a discussion of some factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Forward-Looking Statements."

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

   Throughout 2001, Natural Gas Transmission provided transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducted operations primarily through Duke Energy Gas Transmission Corporation. Through the acquisition of Westcoast Energy Inc. (Westcoast) on March 14, 2002, Natural Gas Transmission added a significant network of mostly Canadian-based natural gas assets, including transmission pipeline, storage capacity and distribution systems. (See "Natural Gas Transmission" in this section for additional information.) Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission's (FERC's) rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 14 to the Consolidated Financial Statements, "Related Party Transactions.") On January 31, 2002, the Company announced the planned sale of DE&S to Framatome ANP, Inc. and on March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Subsequent Events.")

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern and southwestern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   The Company is a Delaware corporation. Its principal executive offices are located at 526 South Church Street, Charlotte, NC 28202-1803. The telephone number is 704-594-6200.

   Certain terms used to describe the Company's business are explained below.

   Asset Optimization. The process of maximizing the returns on a portfolio of assets through the use of hedging strategies involving energy contracts.

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

   Independent System Operator (ISO). An entity that ensures non-discriminatory access to a regional transmission system, providing all customers access to the power exchange and clearing all bilateral contract requests for use of the electric transmission system. Also responsible for maintaining bulk electric system reliability.

   Liquid Market. A market in which selling and buying can be accomplished with minimal price change; such a market has a high level of trading activity and open interest.

   Liquefied Natural Gas (LNG). Natural gas that has been converted to a liquid by cooling it to -260 degrees Fahrenheit.

   Local Distribution Company (LDC). A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or gas for ultimate consumption.

   Logistics & Optimization. The act of maximizing physical positions through arbitrage, especially on contractual assets such as storage, transportation, generation and transmission.

   Mark-to-Market. The process whereby derivatives or energy trading contracts are adjusted to market value, and the unrealized gain or loss is recognized in current earnings and on the balance sheet.

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

   Origination. Identification and execution of physical energy related transactions throughout the value chain.

   Throughput. The amount of natural gas or natural gas liquids transported through a pipeline system.

   Tolling. Process whereby a party moves fuel to a power generator and receives kilowatt hours in return for a pre-established fee.

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

   Volatility. An annualized measure of the fluctuation in the price of an energy contract. Implied volatility is a measure of what the market values volatility to be, as reflected in the option's price.

   Watt. A measure of power production or usage equal to one joule per second.

   The following sections describe the business and operations of each of the Company's segments. (For more information on the operating outlook of the Company and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Introduction -- Business Strategy." For financial information on the Company's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments.")

NATURAL GAS TRANSMISSION

   During 2001, Natural Gas Transmission provided transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states of the U.S. It conducted operations primarily through Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission Company (Algonquin), East Tennessee Natural Gas Company (ETNG) and Market Hub Partners
(MHP). Through the acquisition of Westcoast on March 14, 2002, Natural Gas Transmission added a significant network of mostly Canadian-based natural gas assets, including transmission and gathering pipelines, storage capacity and distribution systems. (For more information on the Westcoast acquisition, see
Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions.")

   Investments in 2001 included a 37.5% ownership interest in the Maritimes & Northeast Pipeline (Maritimes & Northeast ), which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 422 MMcf/d in the U.S. Maritimes & Northeast was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project near Nova Scotia in December 1999. During 2001, the Company operated the U.S. portion of Maritimes & Northeast. Natural gas deliveries by Maritimes & Northeast were 166 trillion British thermal units (TBtu) in 2001 and 145 TBtu in 2000. As part of the Westcoast acquisition, the Company's ownership interest in Maritimes & Northeast increased to 75%.

   On February 1, 2001, the Company and The Williams Companies, Inc. (Williams) jointly purchased Gulfstream Natural Gas System, LLC from the Coastal Corporation. When completed, the approximately 750-mile Gulfstream gas pipeline will originate near Mobile, Alabama, and cross the Gulf of Mexico to deliver natural gas to the growing Florida electric generation market. Construction began during mid-2001 and the system is expected to be in-service in two phases, in mid-2002 and mid-2003. The Company and Williams will jointly operate the pipeline.

   For 2001, Natural Gas Transmission's proportional throughput for its pipelines totaled 1,710 TBtu, compared to 1,771 TBtu in 2000, a 3% decrease. This includes throughput on Natural Gas Transmission's wholly-owned interstate pipelines and its proportional share of throughput on equity investment pipelines. (See natural gas delivery statistics under "Operating Statistics" in this section.) A majority of Natural Gas Transmission's contracted volumes are under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to various customers on a short-term or seasonal basis. Demand on Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth quarters. Natural Gas Transmission's major pipeline customers are located in Pennsylvania, New Jersey, Connecticut, Virginia, Tennessee, Rhode Island and New York.

                                     [MAP]

   Prior to the acquisition of Westcoast on March 14, 2002, Natural Gas Transmission's interstate pipeline systems consisted of approximately 12,000 miles of pipe, including 830 miles related to the Company's ownership interest in Maritimes & Northeast. The pipeline systems received natural gas from major North American producing regions for delivery to markets primarily in the Mid-Atlantic, southeastern and New England states.

   MHP owns natural gas salt cavern facilities in south Texas and Louisiana with a total storage capacity of approximately 26 billion cubic feet (Bcf). MHP provides high deliverability firm storage services, real-time title tracking and other interruptible storage hub services to producers, end-users, LDCs, pipelines and natural gas marketers. Texas Eastern and ETNG also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. Texas Eastern has two joint-venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. Texas Eastern's certificated working capacity in these three fields is 75 Bcf. ETNG has a liquefied natural gas storage facility in Tennessee with a certificated working capacity of 1.2 Bcf. Algonquin owns no storage fields.

   The acquisition of Westcoast on March 14, 2002, added approximately 9,800 miles of transmission pipeline, approximately 2,400 miles of gathering pipeline and approximately 19,700 miles of distribution pipeline to Natural Gas Transmission's systems. This includes proportional ownership interest in all pipelines that are not wholly owned. The Westcoast acquisition also added approximately 150 Bcf of natural gas storage capacity. The assets acquired in the Westcoast acquisition are primarily located in western Canada, Ontario and along Canada's Atlantic Coast. The U.S. assets acquired in the Westcoast acquisition are primarily located around the Great Lakes and the Northeast U.S.

Competition

   The Company's interstate pipeline and storage subsidiaries compete with other interstate and intrastate pipeline and storage facilities in the transportation and storage of natural gas. Natural Gas Transmission competes directly with other interstate pipelines serving the Mid-Atlantic, northeastern and southeastern states, and storage facilities in south Texas and Louisiana. With the acquisition of Westcoast, Natural Gas Transmission will also compete directly with other Canadian based pipelines and storage facilities. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

   Natural gas competes with other forms of energy available to the Company's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the capability to convert to alternative fuels, weather and other factors affect the demand for natural gas in the areas served by the Company.

Regulation

   The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company via interstate commerce for resale. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Natural Gas Transmission.") The FERC also has authority over the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. Texas Eastern, Algonquin, ETNG, MHP and Maritimes & Northeast hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate pipelines, facilities and related properties, and to transport and store natural gas via interstate commerce.

   As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier.

   The FERC regulations govern access to regulated natural gas transmission customer data by non-regulated entities and to services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of NAWE with Natural Gas Transmission.

   Natural Gas Transmission is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. (For a discussion of environmental regulation, see "Environmental Matters" in this section.) Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and liquefied natural gas plant safety requirements.

   The Canadian assets acquired through the Westcoast acquisition are subject to regulation by the National Energy Board and provincial agencies within Canada, such as the Ontario Energy Board and the British Columbia Utilities Commission.

FIELD SERVICES

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Field Services gathers natural gas from production wellheads in western Canada and 11 contiguous states in the U.S. Those systems serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas. Field Services owns and operates approximately 57,000 miles of natural gas gathering systems with approximately 40,000 active receipt points. Field Services conducts its operations primarily through DEFS, which is approximately 30% owned by Phillips Petroleum.

   Field Services' natural gas processing operations separate raw natural gas that has been gathered on its systems and third-party systems into NGLs and residue gas. Field Services processes the raw natural gas at the 64 natural gas processing facilities that it owns and operates and at 12 third-party operated facilities in which it has an equity interest.

   The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a process known as fractionation into their individual components (ethane, propane, butanes and natural gasoline) and then sold as components. Field Services fractionates NGL raw mix at 12 processing facilities that it owns and operates and at two third-party operated fractionators in which it has an equity interest. Field Services sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of its NGL sales are made at market-based prices. At four plants, Field Services also extracts helium from the residue gas stream.

   The residue gas separated from the raw natural gas is sold at market-based prices to marketers or end-users, including large industrial customers and natural gas and electric utilities serving individual consumers.

   Field Services markets residue gas through its wholly-owned gas marketing company. Field Services also stores residue gas at its nine billion cubic foot natural gas storage facility.

   The following map includes Field Services' natural gas gathering systems, intrastate pipelines, regional offices and supply areas. The map also shows Natural Gas Transmission's interstate pipeline.

                                     [MAP]

   Field Services also owns Texas Eastern Products Pipeline Company (TEPPCO), the general partner of TEPPCO Partners, L.P., a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil. TEPPCO is responsible for the management and operations of TEPPCO Partners, L.P.

   Field Services' operating results are significantly impacted by changes in NGL prices, which decreased approximately 15% in 2001 compared to 2000. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.)

   Field Services' activities can fluctuate in response to seasonal demand for natural gas. (See Field Services' "Operating Statistics" in this section.)

Competition

   Field Services competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers, and brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is based primarily on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer's residue gas and extracted NGLs. Competition for sales customers is based primarily upon reliability and price of delivered natural gas and NGLs.

Regulation

   The intrastate pipelines owned by Field Services are subject to state regulation. To the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, they are also subject to FERC regulation. However, most of Field Services' natural gas gathering activities are not subject to FERC regulation.

   Field Services is subject to the jurisdiction of the EPA and state environmental agencies. (For more information, see "Environmental Matters" in this section.) Some Field Services' operations are subject to the jurisdiction of the Department of Transportation and state transportation agencies. Their regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979 and subsequent amendments.

   Field Services' Canadian assets are regulated by the Alberta Energy and Utilities Board and the National Energy Board.

NORTH AMERICAN WHOLESALE ENERGY

   NAWE develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through DENA and DETM. DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts business primarily throughout the U.S. and Canada.

   DENA is an integrated energy business that develops, owns and manages a portfolio of merchant generation facilities. Through its portfolio management strategy, DENA invests in markets that have capacity needs and divests its assets, in whole or in part, when significant value can be realized. DENA captures additional value by combining its project development, commercial and risk management expertise with the technical and operational skills of other Duke Energy business units to build and manage projects with maximum efficiency. DENA also supplies competitively priced energy, integrated logistics and asset optimization services, as well as risk management products, to wholesale energy customers.

   DENA currently owns, operates or has substantial interests in approximately 7,406 MW of gross operating generation and has approximately 9,070 MW of projects under construction, which are slated for completion to meet summer peak demand (6,620 MW in 2002 and 2,450 MW in 2003). In addition, DENA has approximately 13,000 MW in advanced development scheduled to begin operation between 2003 and 2005.

   The following map shows DENA's power generation facilities.

                                     [MAP]

   DETM markets natural gas, electricity and other energy-related products to a wide range of customers across North America. The Company owns a 60% interest in DETM's natural gas and electric power trading operations, with Exxon Mobil Corporation owning a 40% minority interest. The Company and Exxon Mobil Corporation are in arbitration regarding the DETM ownership. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Litigation and Contingencies, Exxon Mobil Corporation Arbitration" and Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation and Contingencies.")

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

   Natural gas marketing operations encompass both on-system and off-system supplies. On-system, DETM generally purchases natural gas from producers connected to Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer, using Natural Gas Transmission's pipelines when prudent. Off-system, DETM purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. DETM is committed to market substantially all of Exxon Mobil's U.S. and Canadian natural gas production through 2006.

   DETM's electricity marketing operation involve purchasing electricity from third-party suppliers and from DENA's domestic generation facilities for resale to customers.

   The vast majority of DETM's portfolio of short-term and long-term sales agreements incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally related to on-system supplies, also generally include market-sensitive pricing provisions. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. (For information concerning DETM's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" and Note 6 to the Consolidated Financial Statements, "Derivative Instruments, Hedging Activities and Credit Risk.")

   DETM's activities can fluctuate in response to seasonal demand for electricity, natural gas and other energy-related commodities. (See "Operating Statistics" in this section.)

Competition

   DETM competes for natural gas supplies and in marketing natural gas, electricity and other energy-related commodities. Competitors include major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, electric utilities and other electric power marketers. The price of commodities and services delivered, along with the quality and reliability of services provided, drive competition in the energy marketing business.

   DENA experiences substantial competition from utilities as well as other merchant electric generation companies in the U.S.

Regulation

   NAWE's energy marketing activities may, in some circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit NAWE's trading and marketing entities to market natural gas, electricity and other energy-related commodities at market-based rates, subject to FERC jurisdiction.

   Most of DENA's operations are not subject to rate regulation. However, to the extent that DENA's generating stations in California sell to the California Independent System Operator electricity under "reliability must run" agreements, those sales are made at the FERC regulated rates.

   As described in Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies --California Issues," the causes of higher wholesale electric prices in California in 2000 are under investigation. During March 2001, the FERC ordered several electricity suppliers, including DETM, to
(i) refund or offset prices bid for power in California during Stage 3 emergencies in January and February 2001, to the extent such prices exceeded a FERC-established proxy price, or (ii) submit information supporting the prices that were bid. During the months of January and February 2001, DETM's bids included a commercially-based credit premium to cover the substantial risk of nonpayment. As a result, the DETM bids exceeded the FERC-established proxy prices for January and February 2001. Although DETM believes that the credit premiums were appropriate, in a compliance filing with the FERC on March 23, 2001, DETM elected to offset the credit premium amounts against the bid prices, provided it collected payments based on the FERC-established proxy price. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. It is expected that the FERC will issue additional orders with respect to sales in California from October 2 through December 31, 2000, and periods following February 2001. Any such actions are subject to reconsideration or appeal. Management believes this matter will not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

   NAWE is subject to federal, state and local environmental regulations. (For a discussion of environmental regulation, see "Environmental Matters" in this section.)

INTERNATIONAL ENERGY

   International Energy develops, operates and manages natural gas and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through DEI and its activities target the Latin American, Asia-Pacific and European regions.

   Liberalization of energy markets abroad and privatization of energy infrastructure are providing substantial growth opportunities for International Energy. In Latin America, the Asia-Pacific region and Europe, International Energy is building and managing integrated energy businesses by building, through development or acquisition, regional energy portfolios that include the control and operation of natural gas and power facilities, and energy trading and marketing businesses. From this platform, International Energy provides customers with energy supply at competitive prices, manages the logistics associated with natural gas and power delivery, and offers a number of services that allow customers to improve energy efficiency and hedge their commodity price exposure. International Energy's customers include retail distributors, electric utilities, independent power producers, large industrial companies, governments, gas and oil producers and mining operations. International Energy is committed to building integrated regional businesses that provide customers with a full range of innovative and competitively priced energy services.

   International Energy owns, operates or has substantial interests in approximately 5,200 MW of generation facilities and 1,100 miles of pipeline systems. The following map shows the locations of International Energy's worldwide energy facilities, including projects under construction or under contract.

                                     [MAP]

Competition and Regulation

   International Energy's operations are subject to country and region-specific market and competition regulations. Commonly addressed regulatory issues include: rules governing open and competitive access to the gas and power transmission grids, dispatch rules for merchant power plant dispatch and remuneration, and rules that support the emergence of competitive gas and power trading and marketing.

   International Energy's operations are subject to international environmental regulations. (For a discussion of environmental regulation, see "Environmental Matters.")

OTHER ENERGY SERVICES

   Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through DE&S, D/FD and DukeSolutions.

   DE&S specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management, and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide. On January 31, 2002, the Company announced the planned sale of DE&S to Framatome ANP, Inc. (For more information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Subsequent Events.")

   D/FD, operating through several entities, provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of the Company and Fluor Enterprises, Inc. each own 50% of D/FD.

   DukeSolutions provides energy consulting services to large end-users of energy by identifying and affecting points in a customer's operations where energy-related costs are incurred, including procurement, production and disposal. DukeSolutions provides strategic solutions to reduce costs when customers buy energy, convert it into a usable form, use it to manufacture products and dispose of waste. On March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco. (For more information see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Subsequent Events.")

   Other Energy Services competes with utilities and independent energy companies in the U. S. and abroad.

   Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. (For a discussion of environmental regulation, see "Environmental Matters" in this section.)

DUKE VENTURES

   Duke Ventures is composed of other diverse businesses, primarily operating through Crescent, DukeNet and DCP.

   Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings in the southeastern and southwestern U.S. On December 31, 2001, Crescent owned 3.0 million square feet of commercial, industrial and retail space, with an additional 1.5 million square feet under construction. This portfolio included 2.3 million square feet of office space, 1.5 million square feet of warehouse space and .7 million square feet of retail space. Crescent's residential developments include high-end, country club and golf course communities with individual lots sold to custom builders and tract developments with sales to national builders. In 2001, Crescent had three multi-family communities in Florida. On December 31, 2001, Crescent also had approximately 140,000 acres of land under its management.

   DukeNet provides fiber optic networks for industrial, commercial and residential customers and plans to enable networks for energy services applications. It owns and operates a 1,230-mile fiber optic communications network centered in the Carolinas and interconnected, through affiliate agreements with third parties, with a 18,500-mile fiber optic communications network, that stretches from Maine to Texas. DCP, a merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial markets in the energy, real estate and telecommunications industries.

ENVIRONMENTAL MATTERS

   The Company is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental regulations affecting the Company include:

  . The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.

  . The Federal Water Pollution Control Act which requires permits for facilities that discharge treated wastewater into the environment.

  . The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes sent to such site, to share in remediation costs.

  . The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

  . The National Environmental Policy Act, which requires consideration of potential environmental impacts by federal agencies in their decisions, including siting approvals.

   (For more information on environmental matters involving the Company, including possible liability and capital costs, see "Item 3 -- Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" and Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies -- Environmental.")

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

GEOGRAPHIC REGIONS

   The Company's significant geographic regions are as follows:

                                                 Latin   Other
                                  U.S.   Canada America Foreign Consolidated
                                 ------- ------ ------- ------- ------------
                                                 In millions
   2001
   Consolidated revenues........ $40,700 $5,690 $  628  $1,462   $48,480CF
   Consolidated long-term assets  22,057    516  2,573   1,594    26,740CF

   2000
   Consolidated revenues........ $33,895 $4,964 $  512  $  560   $39,931CF
   Consolidated long-term assets  18,258    900  2,823   1,222    23,203CF

   1999
   Consolidated revenues........ $14,466 $2,007 $  171  $  252   $16,896CF
   Consolidated long-term assets  11,389    250  2,708     901    15,248CF

   (For a discussion of the Company's foreign operations and the risks associated with them, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Risk" and Notes 3 and 6 to the Consolidated Financial Statements, "Business Segments" and "Derivative Instruments, Hedging Activities and Credit Risk.")

EMPLOYEES AND MANAGEMENT

   On December 31, 2001, the Company had approximately 12,000 employees. A total of 118 operating and maintenance employees were represented by unions. Fifty-six employees were represented by the Paper, Allied, Chemical and Energy Workers Union and 62 employees were represented by the International Union of Operating Engineers.

   The officers and directors of the Company consist of certain executive officers of Duke Energy. Duke Energy has entered into employment agreements with certain key executives. Additionally, the Company's business units maintain their own management structure.

OPERATING STATISTICS

                                                         Years Ended December 31,
                                                ------------------------------------------
                                                  2001     2000     1999    1998    1997
                                                -------- -------- -------- ------- -------
Natural Gas Transmission
Proportional Throughput Volumes, TBtu(a)(b)....    1,710    1,771    1,893   1,459   1,641

Field Services
Natural Gas Gathered and Processed/Transported,
  TBtu/d(c)....................................      8.6      7.6      5.1     3.6     3.4
NGL Production, MBbl/d(d)......................    397.2    358.5    192.4   110.2   108.2
Average Natural Gas Price per MMBtu(e)......... $   4.27 $   3.89 $   2.27 $  2.11 $  2.59
Average NGL Price per Gallon................... $   0.45 $   0.53 $   0.34 $  0.26 $  0.35
Natural Gas Marketed, TBtu/d...................      1.6      0.7      0.5     0.4     0.4

NAWE
Natural Gas Marketed, TBtu/d...................     12.3     11.9     10.5     8.0     6.9
Electricity Marketed and Traded, GWh(f)........  335,210  275,258  109,634  98,991  64,650

--------
(a) Trillion British thermal units
(b) Excludes throughput of pipelines sold in March 1999 : 328 TBtu (1999); 1,141 TBtu (1998); 1,279 TBtu (1997)
(c) Trillion British thermal units per day
(d) Thousand barrels per day
(e) Million British thermal units
(f) Gigawatt-hour

Item 2. Properties.

NATURAL GAS TRANSMISSION

   Texas Eastern's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern's system consists of approximately 8,600 miles of pipeline and 72 compressor stations.

   Texas Eastern's also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and include 467 miles of Texas Eastern's pipelines.

   Algonquin's transmission system connects with Texas Eastern's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

   ETNG's transmission system crosses Texas Eastern's system at two points in Tennessee and consists of two mainline systems totaling 1,100 miles of pipeline in Tennessee and Virginia, with 17 compressor stations.

   (For a map showing natural gas transmission and storage properties, see "Business, Natural Gas Transmission" earlier in this section. Also see that section for additional information on Natural Gas Transmission's properties, including additions due to the Westcoast acquisition.)

FIELD SERVICES

   (For information and a map showing Field Services' properties, see "Business, Field Services" earlier in this section.)

NORTH AMERICAN WHOLESALE ENERGY

   As of December 31, 2001, DENA's generation portfolio in operation included:

                                                               Ownership
                         Gross                                  Interest
             Name         MW        Fuel          Location    (percentage)
             ----        ----- --------------- -------------- ------------
      Moss Landing...... 1,478 Natural gas           CA           100%
      Morro Bay......... 1,002 Natural gas           CA           100
      South Bay.........   700 Natural gas           CA           100
      Vermillion........   648 Natural gas           IN           100
      Lee...............   640 Natural gas           MS           100
      Hinds.............   520 Natural gas           IL           100
      Maine Independence   520 Natural gas           ME           100
      Bridgeport........   510 Natural gas           CT            67
      St. Francis.......   494 Natural gas           MO            50
      American Ref-Fuel.   380 Waste-to-energy CT, MA, NJ, NY      50
      New Albany Energy.   349 Natural gas           MS           100
      Oakland...........   165 Oil                   CA           100
                         -----
      Total............. 7,406
                         =====

   DENA had approximately 9,070 gross MW under construction in various high-growth markets slated for completion to meet summer peak demands: 6,620 MW in 2002 and 2,450 MW in 2003. In addition to facilities in operation or under construction, DENA had approximately 13,000 gross MW in advanced development scheduled to begin operation between 2003 and 2005.

   (For additional information and a map showing NAWE's properties, see "Business, North American Wholesale Energy" earlier in this section.)

INTERNATIONAL ENERGY

   As of December 31, 2001, International Energy's generation portfolio in operation included:

                                                                  Approximate
                                                                   Ownership
                                  Gross                             Interest
               Name                MW       Fuel       Location   (percentage)
               ----               ----- ------------- ----------- ------------
  Paranapanema................... 2,307 Hydro           Brazil         95%
  Hidroelectrica Cerros Colorados   547 Thermal/Hydro  Argentina       91
  Egenor.........................   529 Hydro/Thermal    Peru         100
  Puncakjaya Power...............   383 Thermal        Indonesia       43
  Acajutla.......................   381 Thermal       El Salvador      90
  Western Australia..............   280 Thermal        Australia      100
  Electroquil....................   180 Thermal         Ecuador        69
  Constellation..................   168 Oil            Guatemala      100
  Aquaytia.......................   160 Thermal          Peru          38
  Empressa Electrica Corani......   126 Hydro           Bolivia        50
  New Zealand....................   112 Thermal       New Zealand     100
  Bairnsdale.....................    43 Natural Gas    Australia      100
                                  -----
  Total.......................... 5,216
                                  =====

   DEI had approximately 853 gross MW under construction in Latin America and 43 gross MW in Australia. As of December 31, 2001, DEI also owned approximately 1,346 miles of pipeline systems in Australia, including 463 miles under development. Additionally, DEI had an 11.84% ownership interest in 855 miles of pipeline systems in Australia and a 37.83% ownership interest in 190 miles of pipeline systems in Peru. Also, as of December 31, 2001, DEI had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   (For additional information and a map showing International Energy's properties, see "Business, International Energy" earlier in this section.)

DUKE VENTURES

   (For information regarding Duke Ventures' properties, see "Business, Duke Ventures" earlier in this section.)

OTHER

   None of the properties used in the Company's other business activities are considered material to the Company's operations as a whole.

Item 3. Legal Proceedings.

   Duke Energy, some of the Company's subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of the Company's subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position. (See Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies -- California Issues," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- California Issues.")

   In 2000, three subsidiaries of the Company initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which the Company alleges has occurred, the buy-out provision gives the Company the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once the Company exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, the Company exercised its right to buy the Exxon Mobil entities' interest in the Ventures. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and the Company's and Exxon Mobil's claims against each other. The panel has not yet ruled but the Company expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on the Company's consolidated results of operations or financial position.

   On November 15, 2001, the Illinois Pollution Control Board imposed a penalty of $850,000 plus assessed attorney fees in an environmental enforcement proceeding against a former subsidiary of the Company relating to air quality permit violations at a natural gas compressor station. The Company resolved its indemnity obligation to the purchaser of this former subsidiary for the penalty resulting from these violations.

   In June 2001, the Company's subsidiary, DEFS, received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties for primarily historic air permit matters. One order alleges specific permit non-compliance at 11 facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. The NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be $10 million in the aggregate. The NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS is continuing its discussions with the NMED and anticipates that it will resolve all issues relating to the alleged violations.

   In September 2001, DEFS received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission (Commission) to settle allegations reflected in a June 2001 notice from the Commission relating to DEFS' Port Arthur natural gas processing plant. The Proposed Agreed Order sought penalties of $278,000 for various items of alleged-noncompliance relating to the facility's air permit and state air regulations, including valve monitoring and repair requirements under 40 CFR 60, subpart KKK. DEFS has reached a settlement with the staff of the Commission for a monetary penalty in the amount of $39,832 and a Supplemental Environmental Project in the amount of $39,832, subject to the approval of the Commission.

   DEFS received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) in the spring of 2001 enabling DEFS to discharge certain wastewater streams from its Minden Gas Processing Plant until a new discharge permit is issued by the LDEQ. The Compliance Order authorized certain discharges, and otherwise addressed various historic and recent deviations from Clean Water Act regulatory requirements, including the lapse of the facility's discharge permit. The Compliance Order also contemplates final resolution of these matters including the LDEQ issuing a penalty assessment. DEFS and LDEQ are now in discussions to resolve all issues relating to this matter.

   DEFS is in discussion with the Oklahoma Department of Environmental Quality
(ODEQ) regarding apparent non-compliance issues relating to DEFS' Title V Clean Air Act Operating permits at its Oklahoma facilities, primarily consisting of compliance issues disclosed to the ODEQ pursuant to permit requirements or otherwise voluntarily disclosed to the ODEQ in 2001. These non-compliance issues relate to various specific and detailed terms of the Title V permits, including separate filing requirements, engine testing procedural requirements, certification requirements, and quarterly emissions testing obligations. As a result of these discussions, DEFS anticipates that a comprehensive settlement agreement will be entered into to resolve these various items.

   The Company and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position. (See Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies -- Litigation and Contingencies," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Litigation and Contingencies.")

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   All of the outstanding common stock of the Company is owned by Duke Energy. There is no market for the Company's common stock. Dividends on the Company's common stock will be paid when declared by the Board of Directors. The Company did not pay dividends on its common stock in 2001, 2000 or 1999 and, currently, has no plans to pay dividends in the foreseeable future.

Item 6. Selected Financial Data.

                                                             2001     2000    1999    1998    1997(a)
                                                            -------  ------- ------- -------  -------
                                                              In millions, except per share amounts
Income Statement
Operating revenues......................................... $48,480  $39,931 $16,896 $13,111  $11,915
Operating expenses.........................................  45,416   37,683  15,830  12,023   11,079
                                                            -------  ------- ------- -------  -------
Operating income...........................................   3,064    2,248   1,066   1,088      836
Other income and expenses..................................      59       83      94      49       37
Interest expense...........................................     561      621     326     237      214
Minority interest expense..................................     283      263     107      71       22
                                                            -------  ------- ------- -------  -------
Earnings before income taxes...............................   2,279    1,447     727     829      637
Income taxes...............................................     854      521     237     310      257
                                                            -------  ------- ------- -------  -------
Income before extraordinary gain (loss) and cumulative
  effect of change in accounting principle.................   1,425      926     490     519      380
Extraordinary gain (loss), net of tax......................      --       --     660      (8)      --
Cumulative effect of change in accounting principle, net of
  tax......................................................     (69)      --      --      --       --
                                                            -------  ------- ------- -------  -------
Net income................................................. $ 1,356  $   926 $ 1,150 $   511  $   380
                                                            =======  ======= ======= =======  =======
Balance Sheet
Total assets............................................... $35,290  $43,577 $20,600 $13,856  $11,097
Long-term debt, less current maturities.................... $ 9,124  $ 6,952 $ 5,319 $ 2,884  $ 2,919

--------
(a) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred January 1, 1997.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial condition.

INTRODUCTION

   Management's Discussion and Analysis should be read with the Consolidated Financial Statements.

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

   Natural Gas Transmission provides transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducts operations primarily through Duke Energy Gas Transmission Corporation. Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission's
(FERC) rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through Duke Energy International, LLC and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 14 to the Consolidated Financial Statements.) On January 31, 2002, the Company announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. (See Current Issues -- Subsequent Events.)

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   Business Strategy. The Company is one of the world's leading integrated energy companies. The Company's business strategy is to develop integrated energy businesses in targeted regions where the Company's extensive capabilities in developing energy assets, operating electricity, natural gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. The growth in and restructuring of global energy markets are providing opportunities for the Company's competitive business segments to capitalize on their extensive capabilities. Domestically, the Company is investing as opportunities arise in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure, advancing its leading position in natural gas gathering and processing and NGL marketing, and developing its trading and marketing structured origination expertise across the energy spectrum. Planned expansion for 2002 includes the acquisition of Westcoast Energy, Inc. (Westcoast) for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. (See Current Issues -- Subsequent Events.) Internationally, the Company is currently focusing on electric and natural gas opportunities in Latin America, Asia Pacific and Europe.

   Natural Gas Transmission plans to continue its earnings growth rate by executing a comprehensive strategy of selected acquisitions and expansions, and by developing expanded services and incremental projects that meet changing customer needs.

   Field Services has developed significant size and scope in natural gas gathering and processing and NGL marketing. Field Services plans to make additional investments in gathering, processing and NGL infrastructure. Field Services' interconnected natural gas processing operations provide an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals.

   NAWE plans to continue increasing earnings through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as regional opportunities are identified, evaluated and realized throughout the North American marketplace. DENA, through its portfolio management strategy, seeks opportunities to invest in energy assets in U.S. markets that have capacity needs and to divest other assets, in whole or in part, when significant value can be realized. Commodity sales and services related to natural gas and power continue to expand as NAWE provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies.

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

   Other Energy Services' growth opportunities will be primarily related to D/FD. Other Energy Services plans to grow by providing an expanding customer base with a variety of engineering, operating, procurement and construction services in areas related to energy assets.

   Duke Ventures plans to expand earnings capabilities in its real estate, telecommunications and capital financing business units by developing regional opportunities and by applying extensive experience to new project development.

   The Company's business strategy and growth expectations may vary significantly depending on many factors, including, but not limited to, the pace and direction of industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

RESULTS OF OPERATIONS

   In 2001, net income was $1,356 million compared to $926 million in 2000. The increase was due primarily to a 34% increase in earnings before interest and taxes (EBIT), as described below. Current-year EBIT increases on a comparative basis were partially offset by the prior year's pre-tax gain of $407 million on the sale of the Company's 20% interest in BellSouth Carolina PCS, and a current-year, one-time net-of-tax charge of $69 million. This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 1 to the Consolidated Financial Statements.)

   Net income decreased $224 million in 2000, from 1999 net income of $1,150 million. The decrease was due primarily to a 1999 after-tax extraordinary gain of $660 million. This gain was from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, along with Trunkline LNG Company. Higher interest and minority interest expense in 2000 also partially offset the increase in EBIT.

   Operating income for 2001 was $3,064 million, compared to $2,248 million in 2000 and $1,066 million in 1999. EBIT was $3,123 million in 2001, $2,331 million in 2000 and $1,160 million in 1999. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments as described above. Beginning January 1, 2001, the Company discontinued allocating corporate governance costs for its business segment analysis. Prior-year business segment EBIT amounts have been restated to conform to the current-year presentation of corporate cost allocations. (See Note 3 to the Consolidated Financial Statements for more information on business segments.) The following table shows the components of EBIT and a reconciliation from EBIT to net income.

Reconciliation of Operating Income to Net Income

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                     2001     2000    1999
                                                                    ------   ------  ------
                                                                          In millions
Operating income................................................... $3,064   $2,248  $1,066
Other income and expenses..........................................     59       83      94
                                                                    ------   ------  ------
EBIT...............................................................  3,123    2,331   1,160
Interest expense...................................................    561      621     326
Minority interest expense..........................................    283      263     107
                                                                    ------   ------  ------
Earnings before income taxes.......................................  2,279    1,447     727
Income taxes.......................................................    854      521     237
                                                                    ------   ------  ------
Income before extraordinary item and cumulative effect of change in
  accounting principle.............................................  1,425      926     490
Extraordinary gain, net of tax.....................................     --       --     660
Cumulative effect of change in accounting principle, net of tax....    (69)      --      --
                                                                    ------   ------  ------
Net income......................................................... $1,356   $  926  $1,150
                                                                    ======   ======  ======

   EBIT is the main performance measure used by management to evaluate segment performance. As an indicator of the Company's operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. The Company's EBIT may not be comparable to a similarly titled measure of another company. Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

                                                Years Ended December 31,
                                                -----------------------
                                                 2001     2000    1999
                                                ------   ------  ------
                                                      In millions
        Natural Gas Transmission............... $  608   $  562  $  656
        Field Services.........................    336      311     156
        North American Wholesale Energy........  1,498      346     224
        International Energy...................    286      341      44
        Other Energy Services..................    (13)     (59)    (86)
        Duke Ventures..........................    183      568     165
        Other Operations.......................     (6)      31     (91)
        EBIT attributable to minority interests    231      231      92
                                                ------   ------  ------
        Consolidated EBIT...................... $3,123   $2,331  $1,160
                                                ======   ======  ======

   Other Operations primarily includes certain unallocated corporate costs. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

                                            Years Ended December 31,
                                         -------------------------------
                                            2001       2000      1999
                                           ------     ------    ------
                                         In millions, except where noted
        Operating revenues.............. $1,105      $1,131    $1,230
        Operating expenses..............    504         581       586
                                           ------     ------    ------
        Operating income................    601         550       644
        Other income, net of expenses...      7          12        12
                                           ------     ------    ------
        EBIT............................ $  608      $  562    $  656
                                           ======     ======    ======
        Proportional throughput, TBtu(a)  1,710       1,771     1,893

--------
(a) Trillion British thermal units

   In 2001, EBIT for Natural Gas Transmission increased $46 million compared to 2000, primarily from earnings of East Tennessee Natural Gas Company (ETNG) and Market Hub Partners (MHP) (acquired in March and September 2000, respectively; see Note 2 to the Consolidated Financial Statements) and earnings from other market expansion projects. The decrease in operating revenues for 2001, which was offset by a decrease in operating expenses, resulted from $112 million in rate reductions, which became effective in December 2000. These reduced rates reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, which consists primarily of system fuel and FERC Order 636 transition costs.

   Future results of Natural Gas Transmission are expected to be positively impacted by the Westcoast acquisition. (See Current Issues -- Subsequent Events.)

   EBIT for Natural Gas Transmission decreased $94 million in 2000 compared to 1999, due primarily to $135 million of EBIT in 1999 that did not recur in 2000. These earnings in 1999 resulted from $73 million of EBIT from the pipelines sold to CMS Energy Corporation (CMS) in March 1999; a $24 million gain from the sale of the Company's interest in the Alliance Pipeline project; and benefits totaling $38 million from the completion of certain environmental cleanup programs below estimated costs. These items were partially offset by increased earnings from market expansion projects, joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from ETNG and MHP.

Field Services

                                                             Years Ended December 31,
                                                          ------------------------------
                                                             2001       2000      1999
                                                            ------     ------    ------
                                                          In millions, except where noted
Operating revenues....................................... $9,651      $9,060    $3,590
Operating expenses.......................................  9,154       8,620     3,432
                                                            ------     ------    ------
Operating income.........................................    497         440       158
Other income, net of expenses............................      1           6        (2)
Minority interest expense................................    162         135        --
                                                            ------     ------    ------
EBIT..................................................... $  336      $  311    $  156
                                                            ======     ======    ======
Natural gas gathered and processed/transported, TBtu/d(a)    8.6         7.6       5.1
NGL production, MBbl/d(b)................................  397.2       358.5     192.4
Natural gas marketed, TBtu/d.............................    1.6         0.7       0.5
Average natural gas price per MMBtu(c)................... $ 4.27      $ 3.89    $ 2.27
Average NGL price per gallon(d).......................... $ 0.45      $ 0.53    $ 0.34

--------
(a) Trillion British thermal units per day
(b) Thousand barrels per day
(c) Million British thermal units
(d) Does not reflect results of commodity hedges

   Field Services' EBIT increased $25 million in 2001 from 2000. Operating revenues increased due primarily to recognizing a full year of the results of the combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's gas gathering, processing and marketing unit's midstream natural gas business (the Phillips combination) in March 2000. (See Note 2 to the Consolidated Financial Statements.) This increase was partially offset by lower average NGL prices that decreased $0.08 per gallon from the prior year. (See Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk for information on NGL price sensitivity.) Increased operating expenses due primarily to the Phillips combination were partially offset by savings from cost reduction efforts and plant consolidations, and by the interaction of Field Services' natural gas and NGL purchase contracts with lower average NGL prices and higher average natural gas prices. The 11% increase in NGL production, due primarily to the Phillips combination, was offset by reduced recoveries at facilities, resulting from tightened fractionation spreads driven by higher average natural gas prices.

   In 2000, Field Services' EBIT increased $155 million compared to 1999. The increase in EBIT and volume activity was primarily due to the Phillips combination; the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources in April 1999; and other acquisitions and plant expansions. Improved average NGL prices, which increased 56% over 1999 prices, also contributed significantly to the increase in EBIT.

North American Wholesale Energy

                                                 Years Ended December 31,
                                              -------------------------------
                                                 2001       2000      1999
                                               --------   --------  --------
                                              In millions, except where noted
  Operating revenues......................... $ 36,697   $ 29,303   $ 11,541
  Operating expenses.........................   35,157     28,884     11,316
                                               --------   --------  --------
  Operating income...........................    1,540        419        225
  Other income, net of expenses..............        2         --         60
  Minority interest expense..................       44         73         61
                                               --------   --------  --------
  EBIT....................................... $  1,498   $    346   $    224
                                               ========   ========  ========
  Natural gas marketed, TBtu/d...............     12.3       11.9       10.5
  Electricity marketed and traded, GWh(a)....  335,210    275,258    109,634
  Proportional megawatt capacity in operation    6,799      5,134      3,532
  Proportional megawatt capacity owned(b)....   15,569      8,984      5,799

--------
(a) Gigawatt-hours
(b) Includes under construction or under contract at period end

   Compared to 2000, NAWE's EBIT increased $1,152 million in 2001. The increase in EBIT reflects a 32% increase in the proportional megawatt capacity of generation assets in operation. Increased earnings also resulted from a 3% increase in the marketing of natural gas volumes and a 22% increase in the marketing and trading of electricity volumes. Additionally, EBIT increased $63 million over the prior year due to the sale of NAWE's interests in generating facilities, consistent with its portfolio management strategy, and $110 million due to a charge in 2000 related to receivables for energy sales in California. These increases were partially offset by increased operating and development costs associated with business expansion and a current-year charge of $12 million for non-collateralized accounting exposure to Enron Corporation, which filed for bankruptcy in 2001. (See Quantitative and Qualitative Disclosures About Market Risk -- Credit Risk.) Changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings at DETM resulted in a $29 million decrease in minority interest expense compared to the prior year.

   In 2001, NAWE experienced strong growth rates by taking advantage of significant volatility in the market place. While management is taking steps to continue to increase earnings, 2001 results may not be indicative of NAWE's future earnings trends.

   In 2000, EBIT for NAWE increased $122 million from 1999, the result of increased earnings from asset positions, increased trading margins due to price volatility in natural gas and power, and a $47 million increase in income from the sale of interests in generating facilities. Operating revenues and expenses increased as the volumes of natural gas and electricity marketed increased 13% and 151%, respectively. These increases were partially offset by the $110 million charge related to receivables for energy sales in California, and increased operating and development costs associated with business expansion.

International Energy

                                                                  Years Ended December 31,
                                                               -------------------------------
                                                                  2001       2000      1999
                                                                 ------     ------    ------
                                                               In millions, except where noted
Operating revenues............................................ $2,090      $1,067    $  357
Operating expenses............................................  1,817         745       290
                                                                 ------     ------    ------
Operating income..............................................    273         322        67
Other income, net of expenses.................................     36          42         8
Minority interest expense.....................................     23          23        31
                                                                 ------     ------    ------
EBIT.......................................................... $  286      $  341    $   44
                                                                 ======     ======    ======
Proportional megawatt capacity in operation...................  4,568       4,226     2,974
Proportional megawatt capacity owned(a).......................  5,386       4,876     2,974
Proportional maximum pipeline capacity in operation, MMcf/d(b)    255         255        83
Proportional maximum pipeline capacity owned(a), MMcf/d.......    363         363       255

--------
(a) Includes under construction or under contract at period end
(b) Million cubic feet per day

   International Energy's EBIT decreased $55 million in 2001 compared to 2000. The decrease was due primarily to a $54 million gain recognized in 2000 from the sale of liquefied natural gas ships, and the impact in 2001 of foreign currency devaluation on the earnings of international operations. However, these were offset by inflation adjustment clauses in certain contracts and stronger Latin American operational results.

   In 2000, International Energy's EBIT increased $297 million compared to 1999. The increase was primarily attributable to increased earnings in Latin America, mainly resulting from new investments. (See Note 2 to the Consolidated Financial Statements for a discussion of significant acquisitions.) The increase also included $54 million from the February 2000 sale of liquefied natural gas ships.

Other Energy Services

                                                      Years Ended December 31,
                                                      -----------------------
                                                       2001      2000   1999
                                                      ----      ----   ------
                                                            In millions
    Operating revenues............................... $565      $695   $  989
    Operating expenses...............................  578       754    1,075
                                                       ----      ----  ------
    EBIT............................................. $(13)     $(59)  $  (86)
                                                       ====      ====  ======

   In 2001, EBIT for Other Energy Services improved $46 million compared to 2000. Current-year results included approximately $36 million of charges at DE&S and DukeSolutions for goodwill impairment. These charges were offset by the prior year's loss on a D/FD project of $62 million and a $27 million charge at DE&S to reflect a more conservative revenue recognition approach on its projects. D/FD uses the percentage-of-completion method to recognize income. (See Note 1 to the Consolidated Financial Statements for a discussion of revenue recognition.) Operating revenues and expenses also decreased compared to 2000, due to cessation of retail commodity trading at DukeSolutions. On January 31, 2002, the Company announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. (See Current Issues -- Subsequent Events.)

   EBIT for Other Energy Services improved $27 million in 2000 compared to 1999. New business activity and decreased operating expenses at DukeSolutions and earnings related to new projects at D/FD were responsible for improved EBIT in 2000. The results for 2000 also included the D/FD project loss and the DE&S charge mentioned above. Partially offsetting these amounts were 1999 charges of $38 million at DE&S and $35 million at DukeSolutions, related to expenses for severance and office closings associated with repositioning the companies.

Duke Ventures

                                         Years Ended December 31,
                                         ------------------------
                                           2001    2000    1999
                                         ----     ----    ----
                                               In millions
               Operating revenues....... $646     $797    $433
               Operating expenses.......  461      229     268
                                           ----    ----    ----
               Operating income.........  185      568     165
               Minority interest expense    2       --      --
                                           ----    ----    ----
               EBIT..................... $183     $568    $165
                                           ====    ====    ====

   EBIT for Duke Ventures decreased $385 million in 2001 compared to 2000, due mainly to DukeNet's sale of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation in 2000, for a pre-tax gain of $407 million. This decrease was minimally offset by increased earnings at Crescent, related primarily to increased commercial project sales, and the absence of losses related to DukeNet's BellSouth Carolina PCS investment. Excluding the gain on the sale in 2000, operating revenues and expenses increased due to DCP, which began operations in late 2000.

   In 2000, EBIT for Duke Ventures increased $403 million compared to 1999. This increase, primarily attributable to the DukeNet gain on the sale mentioned above, was slightly offset by a decrease in commercial project sales and land sales at Crescent.

Other Impacts on Net Income

   Interest expense decreased $60 million in 2001, due primarily to lower interest rates. In 2000, interest expense increased $295 million due to higher average outstanding debt balances, resulting from acquisitions and expansion.

   Minority interest expense increased $20 million in 2001 and $156 million in 2000. Minority interest expense includes expense related to regular distributions on preferred securities of the Company and its subsidiaries. This expense increased $39 million in 2001 and $14 million in 2000 related to Catawba River Associates, LLC (Catawba), which was formed by the Company in September 2000. (See Note 11 to the Consolidated Financial Statements.) In 2000, this expense increased $12 million due to additional issuances of the Company's trust preferred securities during 1999. (See Note 10 to the Consolidated Financial Statements.)

   Minority interest expense as shown and discussed in the preceding business segment EBIT discussions includes only minority interest expense related to EBIT of the Company's joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) decreased $19 million in 2001 and increased $130 million in 2000. The 2001 decrease is due to changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings by DETM, NAWE's joint venture with Exxon Mobil Corporation, offset slightly by increased minority interest expense for Field Services' joint venture with Phillips Petroleum. The 2000 increase was primarily due to increased minority interest expense at Field Services and NAWE, partially offset by decreased minority interest expense at International Energy due to its 1999 and 2000 acquisitions. (See Notes 2 and 7 to the Consolidated Financial Statements for more information on acquisitions and new joint venture projects.)

   The Company's effective tax rate was approximately 37% for 2001, 36% for 2000 and 33% for 1999.

   During 2001, the Company recorded a one-time net-of-tax charge of $69 million related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedge positions under new accounting requirements. (See Notes 1 and 6 to the Consolidated Financial Statements.)

   The sale of PEPL, Trunkline and additional storage related to those systems, along with Trunkline LNG Company to CMS, closed in March 1999 and resulted in a $660 million extraordinary gain, after income tax of $404 million. (See Note 1 to the Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

   See Quantitative and Qualitative Disclosures About Market Risk -- Risk and Accounting Policies for a discussion of Mark-to-Market Accounting, Hedge Accounting and Normal Purchases and Normal Sales, Special Exemption. Also see
Note 1 to the Consolidated Financial Statements for a discussion of significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2001, Duke Energy had $263 million in Cash and Cash Equivalents on the Consolidated Balance Sheets. This compares to $587 million as of December 31, 2000 and $585 million as of December 31, 1999.

Operating Cash Flows

   Net cash provided by operations increased $1,480 million in 2001 and $144 million in 2000. The 2001 increase is due primarily to price movements in the energy commodities markets which have a direct impact on the Company's use and generation of cash from operations. Earnings increase as natural gas and electricity prices move favorably with respect to contracts that the Company holds. In addition, counterparties may be required to post collateral in cash or letters of credit if price moves benefit the Company. This mechanism gives the Company use of those funds on a short-term basis. Conversely, negative price impacts reduce earnings and may require the Company to post collateral with its counterparties. Cash collateral posted by the Company is included in Other Current Assets and cash collateral collected by the Company is included in Other Current Liabilities on the Consolidated Balance Sheets.

Investing Cash Flows

   Cash used in investing activities increased $974 million in 2001 and $1,303 million in 2000. The primary use of cash for investing activities is capital and investment expenditures, which are detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment(a)

                                            Years Ended December 31,
                                            ------------------------
                                              2001    2000    1999
                                             ------  ------  ------
                                                  In millions
            Natural Gas Transmission....... $  748   $  973  $  261
            Field Services.................    587      376   1,630
            North American Wholesale Energy  3,213    1,737   1,028
            International Energy...........    442      980   1,779
            Other Energy Services..........     13       28      94
            Duke Ventures..................    773      643     382
            Other Operations...............     93       35       3
                                             ------  ------  ------
            Total consolidated............. $5,869   $4,772  $5,177
                                             ======  ======  ======

--------
(a) Amounts are gross of cash received from acquisitions

   Capital and investment expenditures increased $1,097 million in 2001 compared to 2000. The increase reflects additional expansion and development expenditures (especially related to NAWE's generating facilities), refurbishment and upgrades to existing assets, and minor acquisitions of businesses and assets. Also in 2001, Natural Gas Transmission invested in a 50% interest in Gulfstream Natural Gas System, LLC, a joint interstate natural gas pipeline development that will extend from Mississippi and Alabama across the Gulf of Mexico to Florida. These increases were partially offset by Natural Gas Transmission's acquisition of ETNG for approximately $390 million and of MHP for approximately $250 million in cash, and International Energy's approximately $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) in 2000. (See Note 2 to the Consolidated Financial Statements for more information about significant acquisitions.)

   Capital and investment expenditures decreased by $405 million in 2000 compared to 1999. In 2000, Natural Gas Transmission's capital expenditures increased primarily for business expansion related to the acquisitions of ETNG and MHP. Also in 2000, NAWE began construction of a number of power generation plants in the U.S. and continued capital expenditures on ongoing projects. International Energy's business expansion included completion of the Paranapanema tender offer and the approximately $405 million acquisition of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America.

   Offsetting the capital and investing expenditures were cash proceeds of $400 million from the sale of the Company's 20% interest in BellSouth Carolina PCS in 2000 and $1,900 million from the sale of pipelines to CMS in 1999. (See Note 1 to the Consolidated Financial Statements for more information on the sale of the pipelines.)

   Projected 2002 capital and investment expenditures for the Company are approximately $6.4 billion. This projection includes approximately $5.9 billion for acquisitions and other expansion opportunities and $0.5 million for existing plant upgrades. The above amounts do not include expenditures for the Westcoast acquisition. (See Current Issues -- Subsequent Events.)

   All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

   The Company's growth initiatives, debt repayments and operating requirements are expected to be funded by cash from operations, debt and capital market financings, project financings and proceeds from the sale of assets. These financing opportunities are dependent upon the opportunities presented and favorable market conditions. Additionally, internal cash generation should fund approximately half of the capital needs. Management believes the Company has adequate financial resources to meet its future needs.

Financing Cash Flows

   The Company's consolidated capital structure at December 31, 2001, including short-term debt, was 48% debt, 39% common equity, 10% minority interests, 3% trust preferred securities. Fixed charges coverage, calculated using Securities and Exchange Commission (SEC) guidelines, was 3.7 times for 2001, 3.0 times for 2000 and 2.7 times for 1999.

   During 2001, DEFS issued $250 million of 6.875% senior unsecured notes due in 2011 and $300 million of 5.75% senior unsecured notes due in 2006. The proceeds were used to repay DEFS' short-term debt. Also during 2001, the Company increased its note payable to D/FD by $427 million, to $568 million as of December 31, 2001. The weighted-average interest rate on this note for 2001 was 4.05%. (See Notes 9 and 14 to the Consolidated Financial Statements.)

   In March 2001, Duke Energy completed an offering of approximately 31 million mandatory convertible securities (Equity Units), at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company (which are included in Long-term Debt on the Consolidated Balance Sheets; see Note 9 to the Consolidated Financial Statements), and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offering, approximately $850 million, were used to repay short-term debt and for other corporate purposes.

   In November 2001, Duke Energy completed an offering of 30 million Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company (which are included in Long-term Debt on the Consolidated Balance Sheets; see Note 9 to the Consolidated Financial Statements), and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. The net proceeds from the offering of approximately $731 million provided a component of the permanent financing for the Westcoast acquisition. Prior to the close of the Westcoast acquisition, the net proceeds of the offering were used to manage working capital needs.

   In February 2002, the Company issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, the Company, through a private placement transaction, issued $500 million of floating rate (based on the one-month London Interbank Offered Rate plus 0.65%) senior unsecured bonds due in 2003. The proceeds from these issuances were used to manage working capital needs and to fund a portion of the cash consideration for the Westcoast acquisition.

   Under its commercial paper, medium-term notes and extendible commercial notes (ECNs) programs, the Company had the ability to borrow up to $3,608 million at December 31, 2001 compared with $3,960 million at

December 31, 2000. These programs do not have termination dates. The following table summarizes the commercial paper, medium-term notes and ECNs as of December 31, 2001.

                                       Duke Energy     Duke
                          Duke Capital    Field       Energy
                          Corporation   Services   International Total
                          ------------ ----------- ------------- ------
                                           In millions
         Commercial paper    $1,550       $675         $383(a)   $2,608
         ECNs............     1,000         --           --       1,000
                             ------       ----         ----      ------
         Total...........    $2,550       $675         $383      $3,608
                             ======       ====         ====      ======

--------
(a) Includes ability to issue medium-term notes

   The total amount of the Company's bank credit facilities was approximately $3,406 million as of December 31, 2001 compared with $2,995 million as of December 31, 2000. Some of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. As of December 31, 2001, approximately $1,900 million was outstanding in the form of commercial paper, medium-term notes and ECNs, and approximately $38 million of borrowings were outstanding under the bank credit facilities. The credit facilities expire from 2002 to 2004 and are not subject to minimum cash requirements; however, borrowings and issuances of letters of credit under approximately $1,100 million of these facilities are subject to and dependent on the senior unsecured debt ratings of the Company (currently rated A3/A/A). Ratings of Baa2, BBB or the equivalent by at least two of Moody's Investors Service, Standard & Poor's and Fitch, Inc. must be maintained to obtain additional borrowings and issuances of letters of credit. Any outstanding borrowings would not become due and payable. (See Note 9 to the Consolidated Financial Statements for more information on the bank credit facilities.)

   As of December 31, 2001, the Company and its subsidiaries had effective SEC shelf registrations for up to $2,250 million in gross proceeds from debt and other securities. Subsequent to December 31, 2001, these SEC shelf registrations have been reduced by $750 million for the senior and unsecured bonds issued in February 2002, excluding the private placement transaction. Under the SEC shelf registrations, such securities may be issued as senior notes, subordinated notes and trust preferred securities.

   In 2000, the Company issued $150 million senior unsecured bonds due in 2003 that become due and payable if the Company's debt ratings fall below BBB.

   In 2000, Catawba, a fully consolidated financing entity managed by a subsidiary of the Company, issued $1,025 million of preferred member interests to a third-party investor. Catawba subsequently advanced the proceeds from the sale to DE Power Generation, LLC, a wholly owned subsidiary of the Company, which indirectly owns or leases six merchant power generation facilities located in California, Maine and Indiana. Catawba is a limited liability company with a separate existence and identity from its preferred members, and the assets of Catawba are separate and legally distinct from the Company. The preferred member interests receive quarterly a preferred return equal to an adjusted floating reference rate (approximately 5.20% for the year ended December 31, 2001). (See Note 11 to the Consolidated Financial Statements for more information.)

Contractual Obligations and Commercial Commitments

   As part of its normal business, the Company is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of the Company having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. The Company would record a reserve if events occurred that required that one be established. (See Note 12 to the Consolidated Financial Statements for more information on financial guarantees.)

   In addition, the Company enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

   The following table summarizes the Company's contractual cash obligations for each of the years presented.

Contractual Cash Obligations

                                                   Payments Due
                                   ---------------------------------------------
                                    2002   2003   2004   2005   2006  Thereafter
                                   ------ ------ ------ ------ ------ ----------
                                                    In millions
Long-term debt (Note 9)........... $  254 $  394 $  876 $1,009 $2,095   $4,750
Preferred securities (Notes 10)...     --     --     --     --     --      824
Operating leases (Note 12)........     47     38     30     19     11       56
Firm capacity payments(a).........    231    177    142    123    109      563
Purchase commitments(b)...........    629    262    527    586    268       --
Other(c)..........................  1,347    137     --     --     --       --
                                   ------ ------ ------ ------ ------   ------
Total contractual cash obligations $2,508 $1,008 $1,575 $1,737 $2,483   $6,193
                                   ====== ====== ====== ====== ======   ======

--------
(a) Includes firm capacity payments that provide the Company with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America. Based on current estimates, the market value of underlying transportation, storage and electricity available under such arrangements exceeds the discounted fair value of the capacity payments.

(b) Amounts include the Company's obligations as of December 31, 2001 to purchase gas-fired turbines, steam turbines and heat recovery steam generators (HRSG). Commitments under the turbine and HRSG purchase agreements are payable consistent with the delivery schedule. The purchase agreements include milestone requirements by the manufacturer and provide the Company with the ability to cancel each discrete purchase order commitment in exchange for a termination fee, which escalates over time. The amounts included above assume that all turbines and HRSGs will be purchased. However, if the Company had terminated the turbine and HRSG purchase orders at December 31, 2001 as allowed by the agreements, the termination fee would have been $569 million. Approximately 50% of this termination fee relates to turbines that the Company has allocated to power generation facilities currently under construction.

(c) Amounts include engineering, procurement and construction costs for power generation facilities in North America. Such amounts are payable to D/FD, a related party in which the Company has a 50% equity interest, and excluded from the Consolidated Balance Sheets since the Company accounts for D/FD using the equity method of accounting.

   The Company also has substantial commitments as part of its growth strategy and ongoing construction programs. (See Investing Cash Flows for 2002's projected expenditures.)

   The following table summarizes the commercial commitments in effect as of December 31, 2001 by expiration date.

Commercial Commitments

                                 Total   Amount of Commitment Expiring Each Period
                                Amounts  -----------------------------------------
         (see Note 12)         Committed 2002      2003  2004 2005 2006 Thereafter
         -------------         --------- ----      ----  ---- ---- ---- ----------
                                                   In millions
 Guaranteed debt of affiliates   $200    $ --       $--  $--  $--  $--     $200
 Surety and bid bonds(a)......    162     133        28    1   --   --       --
 Letters of credit............    175     146         9   --   20   --       --

--------
(a) Surety bonds are contractual agreements where the Company obligates itself to a second party to answer for the default of a third party, such as a contractor. Bid bonds are issued to the owners of projects and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid. All public and some private jobs require a bid bond or cashiers check to be submitted with a bid.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk and Accounting Policies

   The Company is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is composed of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

   Mark-to-Market Accounting (MTM accounting). Under the MTM accounting method, an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in earnings during the current period. This accounting method has been used by other industries for many years, and in 1998 the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued guidance that required MTM accounting for energy trading contracts. MTM accounting reports contracts at their "fair value," (the value a willing third party would pay for the particular contract at the time a valuation is made).

   When available, quoted market prices are used to record a contract's fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract's duration, holders of these contracts must calculate fair value using pricing models or matrix pricing based on contracts with similar terms and risks. This is validated by an internal group independent of the Company's trading area. Holders of thinly traded securities or investments (mutual funds, for example) use similar techniques to price such holdings. Correlation and volatility are two significant factors used in the computation of fair values. The Company validates its internally developed fair values by comparing locations/durations that are highly correlated, using forecasted market intelligence and mathematical extrapolation techniques. While the Company uses industry best practices to develop its pricing models, changes in the Company's pricing methodologies or the underlying assumptions could result in significantly different fair values, income recognition and realization in future periods.

   Hedge Accounting. Hedging typically refers to the mechanism that the Company uses to mitigate the impact of volatility associated with price fluctuations. Hedge accounting treatment is used when the Company contracts to buy or sell a commodity such as natural gas or electricity at a fixed price for future delivery corresponding with anticipated physical sales or purchases of natural gas and power (cash flow hedge). In addition, hedge accounting treatment is used when the Company holds firm commitments or asset positions, and enters into transactions that "hedge" the risk that the price of natural gas or power may change between the contract's inception and the physical delivery date of the commodity (fair value hedge). While the majority of the Company's hedging transactions are used to protect the value of future cash flows related to its physical assets, to the extent the hedge is effective, the Company recognizes in earnings the value of the contract when the commodity is purchased or sold, or the hedged transaction occurs or settles.

   Normal Purchases and Normal Sales, Special Exemption. A unique characteristic of the electric power industry is that electricity cannot be readily stored in significant quantities. As a result, some of the contracts to buy and sell electricity allow the buyer some flexibility in determining when to take electricity and in what quantity to match fluctuating demand. These contracts would normally meet the definition of a derivative requiring MTM or hedge accounting. However, because electricity cannot be readily stored in significant quantities and an entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity qualifies for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and Derivative Implementation Group (DIG) Issue No. C15 "Scope Exceptions:
Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Therefore, contracts that the Company holds for the sale of power in future periods that meet the criteria in DIG Issue No. C15 have been designated as "normal purchase, normal sales" contracts, and are exempted from recognition in the Consolidated Financial Statements until power is delivered. The Company tracks these contracts separately in its hedge portfolio, but no value for these contracts is included in the Consolidated Financial Statements until power is actually delivered.

   The Company's wholesale energy portfolio in North America includes the merchant generation facilities and trading contracts held for power, natural gas and crude oil. Of the total estimated value of this portfolio, approximately 80% is attributed to the anticipated value of merchant generation facility capacity owned or controlled by the Company. This portion of the value of the merchant generation portfolio is anticipated to be realized in future periods as the generation facilities are dispatched. A portion of this future value is secured by hedge contracts. Of the unhedged capacity, dispatch performance, and in some cases price, has been further secured through contracts designated as normal purchases and normal sales. Only the contracts designated and effective as qualifying hedges are reflected on the Company's Consolidated Balance Sheets at fair value. Changes in the fair value of hedging contracts do not affect current-period earnings. Normal purchase and normal sales contracts are not subject to accounting recognition until contract performance occurs. The remaining percentage of the total estimated value of the merchant generation portfolio is attributed to the current value of trading contracts. These contracts are subject to MTM accounting and changes in the contract fair value are recorded as part of current-period earnings. The table below represents the value by year of the Company's North American merchant generation portfolio. It does not include the value of trading positions, or hedges of other commodity risks or exposures.

  North American Merchant Generation Portfolio Value as of December 31, 2001

                                                    Maturity in 2005
Maturity in 2002 Maturity in 2003 Maturity in 2004 and Thereafter (a) Total Portfolio Value
---------------- ---------------- ---------------- ------------------ ---------------------
                                    In millions
      $814             $819             $835             $3,930              $6,398

       -
      (a) For purposes of calculating total portfolio value, model valuations were calculated through 2010.

   As of December 31, 2001, the portion hedged of NAWE's expected output of its merchant generation portfolio was 91%, 62% and 62% for 2002, 2003 and 2004, respectively, through derivative contracts such as forward natural gas purchases and forward power sales.

Commodity Price Risk

   The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes and for activity other than trading activity (primarily hedge strategies). (See Notes 1 and 6 to the Consolidated Financial Statements.)

   Trading. The risk in the trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio (which includes all trading contracts not designated as hedge positions) on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

   DER computations are based on historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company's DER amounts for instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk

               Estimated Average Estimated Average
               One-Day Impact on One-Day Impact on High One-Day Impact Low One-Day Impact
                  EBIT for 2001     EBIT for 2000    on EBIT for 2001   on EBIT for 2001
-                 -----------       -----------      --------------    ------------------
                                              In millions
Calculated DER        $18               $18                $83                 $6

   DER is an estimate based on historical price volatility. Actual volatility can exceed assumed results. DER also assumes a normal distribution of price changes; thus, if the actual distribution is not normal, the DER may understate or overstate actual results. DER is used to estimate the risk of the entire portfolio, and for locations that do not have daily trading activity, it may not accurately estimate risk due to limited price information. Stress tests are employed in addition to DER to measure risk where market data information is limited. In the current DER methodology, options are modeled in a manner equivalent to forward contracts which may understate the risk.

   The Company's exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of the Company's trading instruments during 2001.

Changes in Fair Value of Trading Contracts

                                                                              In millions
Fair value of contracts outstanding at the beginning of the year.............   $  421
Contracts realized or otherwise settled during the year......................     (694)
Fair value of contracts entered into during the year.........................      576
Changes in fair value amounts attributable to changes in valuation techniques       (6)
Other changes in fair values.................................................      791
                                                                                ------
Fair value of contracts before SFAS No. 133 transition adjustment............    1,088
SFAS No. 133 transition adjustment...........................................     (111)
                                                                                ------
Fair value of contracts outstanding at the end of the year...................   $  977
                                                                                ======

   For the year ended December 31, 2001, the unrealized net margin recognized in operating income was $667 million as compared to $139 million for 2000 and $41 million for 1999. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At December 31, 2001, the Company held cash or letters of credit of $1,071 million to secure such future performance, and had deposited with counterparties $178 million of such collateral to secure its obligations to provide such future services. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading, normal purchases and normal sales, and hedging contracts outstanding. The Company may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

   When available, the Company uses observable market prices for valuing its trading instruments. When quoted market prices are not available, management uses established guidelines for the valuation of these contracts. Management may use a variety of reasonable methods to assist in determining the valuation of a trading instrument, including analogy to reliable quotations of similar trading instruments, pricing models, matrix pricing and other formula-based pricing methods. These methodologies incorporate factors for which published market data may be available. All valuation methods employed by the Company are approved by an independent internal corporate risk management organization.

   The following table shows the fair value of the Company's trading portfolio as of December 31, 2001.

                                            Fair Value of Trading Contracts as of December 31, 2001
                                 ------------------------------------------------------------------------------
                                                                                    Maturity in 2005   Total
     Sources of Fair Value       Maturity in 2002 Maturity in 2003 Maturity in 2004  and Thereafter  Fair Value
     ---------------------       ---------------- ---------------- ---------------- ---------------- ----------
                                                                  In millions
Prices supported by quoted
  market prices and other
  external sources..............      $ 427             $102             $  4             $  3          $536
Prices based on models and other
  valuation methods.............       (126)              66              123              378           441
                                      -----             ----             ----             ----          ----
Total...........................      $ 301             $168             $127             $381          $977
                                      =====             ====             ====             ====          ====

   The "prices supported by quoted market prices and other external sources" category includes the Company's New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 32 months. In addition, this category includes the Company's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter

(OTC) broker quotes are available. On average, OTC quotes for natural gas and power forwards and swaps extend 22 and 32 months into the future, respectively. OTC quotes for natural gas and power options extend 12 months into the future, on average. The Company values these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes "strip" transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

   The "prices based on models and other valuation methods" category includes
(i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. It is important to understand that in certain instances structured transactions can be decomposed and modeled by the Company as simple forwards and options based on prices actively quoted. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore have been included in this category due to the complex nature of these transactions.

   The value of the Company's trading portfolio valuation adjustments for liquidity, credit and cost of service is reflected in the above amounts.

   Hedging Strategies. Some Company subsidiaries are exposed to market fluctuations in the prices of energy commodities related to their power generating and natural gas gathering, processing and marketing activities. The Company closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, natural gas, crude oil and NGL contracts to hedge the value of its assets and operations from such price risks. In accordance with SFAS No. 133, the Company's primary use of energy commodity derivatives is to hedge the output and production of assets it physically owns. Contract terms are up to 13 years; however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by the Company, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive Income (OCI) or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. (See Notes 1 and 6 to the Consolidated Financial Statements.) However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk.

   The following table shows when gains and losses deferred on the Consolidated Balance Sheets for derivative instruments qualifying as effective hedges of firm commitments or anticipated future transactions will be recognized into earnings. Contracts with terms extending several years are generally valued using models and assumptions developed internally or by industry standards. However, as mentioned previously, the gains and losses for these contracts are not recognized in earnings until settlement at their then market price. Therefore, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement.

   The fair value of the Company's qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

        Fair Value of Hedge Position Contracts as of December 31, 2001

                                                   Maturity in 2005     Total
Maturity in 2002 Maturity in 2003 Maturity in 2004  and Thereafter  Contract Value
---------------- ---------------- ----------------  --------------  --------------
                                   In millions
      $451             $157             $72               $(38)          $642

   In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, the Company enters into other contracts that qualify for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and DIG Issue No. C15. These contracts, generally forward agreements to sell power, bear the same counterparty credit risk as the hedge contracts described above. Under the same risk reduction guidelines used for other contracts, normal purchases and sales contracts are also subject to collateral requirements. Income recognition and realization related to these contracts coincide with the physical delivery of power.

   Based on a sensitivity analysis as of December 31, 2001, it was estimated that a difference of one cent per gallon in the average price of NGLs in 2002 would have a corresponding effect on EBIT of approximately $6 million, after considering the effect of the Company's commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 2000 estimated that EBIT would have changed by approximately $8 million in 2001. Based on the sensitivity analyses associated with other commodities' price changes, net of the Company's commodity hedge positions, the effect on EBIT was not material as of December 31, 2001 or 2000. The Company's qualifying hedge positions protect it from immediate earnings impact for adverse price movements. The resulting gains and losses are deferred on the Consolidated Balance Sheets until cash settlement occurs, provided that the hedge positions remain effective.

   These hypothetical adverse impacts do not consider the likely positive impact that price movements would have on the Company's physical purchases and sales of natural gas and electricity which these contracts hedge. The hedge contracts are intended to mitigate the impact that price changes have on the Company's physical positions. Therefore, although the fair value of these positions may decline with adverse price changes, the impact on results would be minimal as the Company's physical positions are inversely affected by such changes.

Credit Risk

   The Company's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Company frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

   The change in market value of NYMEX traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of the Company's counterparties.

   As of December 31, 2001, the Company had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. (See Current Issues -- California Issues.) Following the bankruptcy of Enron Corporation, the Company terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, the Company recorded, as a charge, a non-collateralized accounting exposure of $19 million. The $19 million non-collateralized accounting exposure is comprised of charges of $12 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts are stated on a pre-tax basis as charges against the reporting segment's earnings.

   The transactions between Enron and the Company consisted of the following:

  . NAWE -- forward contracts, swaps, options and physical contracts used to trade natural gas and power

  . International Energy -- forward contracts and options used to trade and hedge natural gas, power and oil

  . Field Services -- physical purchase/sale contracts for natural gas and NGLs; forward contracts, swaps and options used to trade natural gas and NGLs; transportation and storage

  .   Natural Gas Transmission -- forward financial sales of NGLs

   The $19 million charge was a direct reduction to earnings before income taxes and was a result of charging the full amount of unsettled mark-to-market earnings previously recognized, and all derivative assets and accounts receivable that became impaired due to Enron's financial deteriation. All assets written off or reserved for were net of the margin (cash collateral) posted by Enron of $330 million and applied by the Company in connection with transactions between the companies.

   The Company's determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case are likely to exceed $19 million. Any bankruptcy claims that exceed this amount would primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods and not in the historical periods covered by the financial statements to which the $19 million charge relates.

   Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. The Company has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Company affiliate, Paranapanema, and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by the Company's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Company affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Company affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of the Company to cover its exposure.

Interest Rate Risk

   The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction market preferred stock. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. The Company also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 6, 9 and 10 to the Consolidated Financial Statements.)

   Based on a sensitivity analysis as of December 31, 2001, it was estimated that if market interest rates average 1% higher (lower) in 2002 than in 2001, earnings before income taxes would decrease (increase) by approximately $38 million. Comparatively, based on a sensitivity analysis as of December 31, 2000, had interest rates averaged 1% higher (lower) in 2001 than in 2000, it was estimated that earnings before income taxes would have decreased (increased) by approximately $35 million. These amounts include the effects of interest rate hedges and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 2001 and 2000. The increase in interest rate sensitivity is primarily due to the increase in outstanding variable-rate commercial paper. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk

   The Company is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, transactions are denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, the Company uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

   As of December 31, 2001, the Company's primary foreign currency rate exposures were the Brazilian real, the Peruvian nuevo sol, the Australian dollar, the El Salvadoran colon, the Argentine peso, the European euro and the Canadian dollar. Based on a sensitivity analysis as of December 31, 2001, a 10% devaluation in the currency exchange rate in any or all of these foreign currencies would be insignificant to the Company's Consolidated Statements of Income. Significant devaluations may impact the Company's Consolidated Balance Sheets by decreasing the value of the Company's net investments through a reduction in the cumulative translation adjustment in OCI.

   Since 1991, the Argentine peso has been pegged to the U.S. dollar at a fixed 1:1 exchange ratio. In December 2001, the Argentine government imposed a restriction that limited cash withdrawals above a certain amount and foreign money transfers. Financial institutions were allowed to conduct limited activity as a bank and exchange holiday was announced, and currency exchange activity was essentially halted. In January 2002, the Argentine government announced the creation of a dual-currency system. Subsequently, however, the Argentine government has decided to use a free-floating currency.

   The Company's investment in Argentina was U.S. dollar functional as of December 31, 2001. Once a functional currency determination has been made, that determination must be adhered to consistently, unless significant changes in economic factors indicate that the entity's functional currency has changed. The recent events in Argentina require a change. In January 2002, the functional currency of the Company's investment in Argentina changed from the U.S. dollar to the Argentine peso. In compliance with SFAS No. 52, "Foreign Currency Translation," the change in functional currency will be made prospectively. Management believes that the events in Argentina will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

   Natural Gas Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2001, the Company's interstate pipelines submitted revised pro forma tariff sheets to update the filings originally submitted in 2000. These filings are currently subject to review and approval by the FERC.

   Management believes that the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

   Retail Competition. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local natural gas distribution companies. While natural gas retail deregulation is in the very early stages of development, management believes the effects of this matter will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

   Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

   Superfund Sites. Regulators consider the Company to be a potentially responsible party, possibly subject to future liability at three federal and one state Superfund sites. While remediation costs may be substantial, the Company will share in any liability associated with contamination at these sites with other potentially responsible parties. Management believes that resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, Texas Eastern Transmission, LP, a wholly owned subsidiary of the Company, completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency
(EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

   In March 1999, the Company sold PEPL and Trunkline to CMS. (See Note 1 to the Consolidated Financial Statements for more information on the sale of the pipelines.) Under the terms of the sales agreement with CMS, the Company is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems.

   Based on the Company's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

   In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. Additionally, several states are in the process of finalizing ozone-related rules for which the anticipated compliance dates are 2003 to 2005. The EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. The anticipated compliance date of the NESHAP rule is 2004. Management estimates the Company will spend up to $100 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

   Global Climate Change. In 1997, the United Nations held negotiations in Kyoto, Japan, to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, carbon dioxide emission reductions from fossil-fueled electric generating facilities in the U.S. and other developed nations, as well as methane emission reductions from natural gas operations. The high-level operational framework for implementing the Kyoto Protocol was agreed to in November 2001. If the Kyoto Protocol were to be implemented in developed countries where the Company operates, it could have far-reaching implications for the Company and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and the Company cannot estimate the effects on future consolidated results of operations, cash flows or financial position. The Company remains engaged in discussions with those developing public policy initiatives and continuously assesses the commercial implications for its markets around the world.

   Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines that are currently subject to different gas standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. Various entities filed comments on the NOPR with the FERC, including the Company which filed on December 20, 2001. The FERC has indicated that they appreciate the complexity of the issues and that they would prefer having a technical conference before entering directly into a final rulemaking. No notice of a technical conference has been given at this time.

   California Issues. Duke Energy, some of the Company's subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of the Company's subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

   In addition to the lawsuits, several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. At the federal level, numerous proceedings are before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own wholesale pricing investigation. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. The proxy price represents what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. This offset reduced the $110 million reserve established in 2000 to $90 million. Proceedings are ongoing to determine, among other issues, the amount of any refunds or offsets for periods prior to January 2001, and the method to be used to determine the proxy price in future months.

   At the state level, the California Public Utilities Commission is conducting formal and informal investigations to determine if power plant operators in California, including some Company entities, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on Duke Energy and some of the Company's subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has yet been subpoenaed to testify.

   The California Attorney General is also conducting an investigation to determine if any market participants engaged in illegal activity, including antitrust violation, in the course of their electricity sales into wholesale markets in the western U.S. The Attorneys General of Washington and Oregon are participating in the California Attorney General's investigation. The San Diego District Attorney is conducting a separate investigation into market activities and has issued subpoenas to DETM and a DENA subsidiary.

   The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Company employee has been called to testify before the grand jury nor have any criminal charges been filed against the Company or any of its officers, directors or employees in connection with the wholesale electricity markets in the states of the western U.S.

   Throughout 2001, the Company conducted its business in California to supply the maximum possible electricity to meet the needs of the state, limit its exposure to non-creditworthy counterparties and manage the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, the Company has closely managed the balance of doubtful receivables, and believes that the current pre-tax bad debt provision of $90 million is appropriate. No additional provisions for California receivables were recorded in 2001. Management believes, based on its analysis of the facts and the asserted claims, that the resolution of these matters will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

   Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In 2000, three Company subsidiaries initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which the Company alleges has occurred, the buy-out provision gives the Company the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once the Company exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, the Company exercised its right to buy the Exxon Mobil entities' interest in the Ventures. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and the Company's and Exxon Mobil's claims against each other. The panel has not yet ruled but the Company expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on the Company's consolidated results of operations or financial position.

   The Company and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position. (See Note 12 to the Consolidated Financial Statements for information concerning litigation and other commitments and contingencies.)

   New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

   SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at the Company. The Company expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $95 million. The FASB and the EITF continue to respond to questions to clarify key aspects of SFAS No. 142. The Company has determined the effect of implementing SFAS No. 142 and does not expect to record any impairment in 2002.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

   Energy Industry and Accounting Practices. The energy industry landscape changed during 2001. The bankruptcy of Enron (See Quantitative and Qualitative Disclosures About Market Risk -- Credit Risk), the tragic events of September 11, 2001 and the global economic downturn will likely have continued impacts on the industry.

   Near-term economic growth is likely to be lower and more cyclical than in the recent past. As a result, industrial or commercial customers and trading counterparties could reduce their business volume with the Company. However, overall demand for power is still on the rise. Current estimates place demand growth for power between 1% and 2% annually over the next decade. The Company will continue to seek opportunities to reduce the risks associated with economic impacts on its customers, and help markets achieve desired supply/demand equilibrium and infrastructure reliability.

   The situation surrounding Enron's bankruptcy has forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies' relationships with their independent auditors and retirement plan practices. The Company cannot predict the ultimate impact of any future changes in laws or regulations. However, the Company is committed to complying with all laws and regulations and will continue to play an active role in helping to shape future laws and regulations as they evolve.

   Subsequent Events. On January 31, 2002, the Company announced the planned sale of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier) for approximately $84 million. Two components of DE&S are not part of the sale. The Company will establish Duke Energy -- Energy Delivery Services, formed by the power delivery services component of DE&S, which will continue to supply power delivery solutions to customers. Leadership of the U.S. Department of Energy Mixed Oxide Fuel project will also remain with the Company. The transaction will require a Hart Scott Rodino filing and is expected to close in the second quarter of 2002.

   On March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. The Company expects to close the transaction during second quarter 2002 and record a loss of approximately $20 million.

   On March 14, 2002, the Company acquired Westcoast for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Company subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock) and approximately $1.8 billion in cash. Under proration provisions that ensure that approximately 50% of the total consideration is paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive $43.80 in cash (Canadian), ..7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in Equity Units in November 2001 (See Financing Cash Flows) along with incremental commercial paper. The Company plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible equity. The timing for the mandatory convertible equity will be dependent on the opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting.

   Forward-Looking Statements. The Company's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

   Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company's subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for the Company's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements.

                           DUKE CAPITAL CORPORATION

                       Consolidated Statements of Income

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                        2001     2000    1999
                                                                       -------  ------- -------
                                                                             In millions
Operating Revenues
   Sales, trading and marketing of natural gas and petroleum products. $26,912  $23,715 $10,661
   Trading and marketing of electricity...............................  18,010   13,085   3,745
   Generation, transmission and distribution of electricity...........     839      565     193
   Transportation and storage of natural gas..........................     996    1,045   1,139
   Gain on sale of equity interest....................................      --      407      --
   Other..............................................................   1,723    1,114   1,158
                                                                       -------  ------- -------
       Total operating revenues.......................................  48,480   39,931  16,896
                                                                       -------  ------- -------
Operating Expenses
   Natural gas and petroleum products purchased.......................  25,584   23,317  10,376
   Purchased power....................................................  16,317   11,583   3,169
   Other operation and maintenance....................................   2,640    2,045   1,757
   Depreciation and amortization......................................     713      587     418
   Property and other taxes...........................................     162      151     110
                                                                       -------  ------- -------
       Total operating expenses.......................................  45,416   37,683  15,830
                                                                       -------  ------- -------
Operating Income......................................................   3,064    2,248   1,066
Other Income and Expenses.............................................      59       83      94
Interest Expense......................................................     561      621     326
Minority Interest Expense.............................................     283      263     107
                                                                       -------  ------- -------
Earnings Before Income Taxes..........................................   2,279    1,447     727
Income Taxes..........................................................     854      521     237
                                                                       -------  ------- -------
Income Before Extraordinary Item and Cumulative Effect of Change in
  Accounting Principle................................................   1,425      926     490
Extraordinary Gain, net of tax........................................      --       --     660
Cumulative Effect of Change in Accounting Principle, Net of Tax.......     (69)      --
                                                                       -------  ------- -------
Net Income............................................................ $ 1,356  $   926 $ 1,150
                                                                       =======  ======= =======

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                     Consolidated Statements of Cash Flows

                                                                                        Years Ended December 31,
                                                                                       -------------------------
                                                                                        2001     2000     1999
                                                                                       -------  -------  -------
                                                                                              In millions
Cash Flows From Operating Activities
  Net income.......................................................................... $ 1,356  $   926  $ 1,150
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................................     694      603      442
    Cumulative effect of change in accounting principle...............................      69       --       --
    Extraordinary gain, net of tax....................................................      --       --     (660)
    Gain on sale of equity investment.................................................      --     (407)      --
    Provision on NAWE's California receivables........................................      --      110       --
    Impairment charges................................................................      36       --       --
    Deferred income taxes.............................................................     259       68      156
    Transition cost recoveries, net...................................................      --       82       95
    (Increase) decrease in
     Net unrealized mark-to-market and hedging transactions...........................      40     (292)       4
     Receivables......................................................................   2,637   (4,783)    (790)
     Inventory........................................................................     (64)     (52)     (86)
     Other current assets.............................................................     694     (769)    (139)
    Increase (decrease) in
     Accounts payable.................................................................  (3,093)   4,896      619
     Taxes accrued....................................................................    (292)    (346)     (44)
     Interest accrued.................................................................      42       58       28
     Other current liabilities........................................................     103      988      134
    Other, assets.....................................................................     357      183      232
    Other, liabilities................................................................     (86)       7      (13)
                                                                                       -------  -------  -------
     Net cash provided by operating activities........................................   2,752    1,272    1,128
                                                                                       -------  -------  -------
Cash Flows From Investing Activities
  Capital expenditures, net of cash acquired..........................................  (4,800)  (3,823)  (4,571)
  Investment expenditures.............................................................  (1,052)    (849)    (557)
  Proceeds from sale of subsidiaries and equity investment............................      --      400    1,900
  Notes receivable....................................................................     201     (158)      83
  Other...............................................................................     278       31       49
                                                                                       -------  -------  -------
     Net cash used in investing activities............................................  (5,373)  (4,399)  (3,096)
                                                                                       -------  -------  -------
Cash Flows From Financing Activities
  Proceeds from the issuance of:
    Long-term debt....................................................................   2,673    2,654    2,773
    Guaranteed preferred beneficial interests in subordinated notes of Duke Capital
     Corporation......................................................................      --       --      242
  Payments for the redemption of long-term debt.......................................    (588)    (987)    (808)
  Net change in notes payable and commercial paper....................................    (127)   1,412       54
  Distributions to minority interests.................................................    (329)  (1,216)      --
  Contributions from minority interests...............................................      --    1,116       --
  Capital contributions from parent...................................................     650      200      200
  Other...............................................................................      18      (50)      28
                                                                                       -------  -------  -------
     Net cash provided by financing activities........................................   2,297    3,129    2,489
                                                                                       -------  -------  -------
  Net (decrease) increase in cash and cash equivalents................................    (324)       2      521
  Cash and cash equivalents at beginning of period....................................     587      585       64
                                                                                       -------  -------  -------
  Cash and cash equivalents at end of period.......................................... $   263  $   587  $   585
                                                                                       =======  =======  =======
Supplemental Disclosures
  Cash paid for interest, net of amount capitalized................................... $   516  $   559  $   294
  Cash paid for income taxes.......................................................... $   819  $    92  $   202

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                          Consolidated Balance Sheets

                                                                December 31,
                                                               ---------------
                                                                2001    2000
                                                               ------- -------
                                                                 In millions
  ASSETS
  Current Assets
   Cash and cash equivalents.................................. $   263 $   587
   Receivables................................................   5,098   7,943
   Inventory..................................................     503     353
   Unrealized gains on mark-to-market and hedging transactions   2,275  10,248
   Other......................................................     411   1,243
                                                               ------- -------
       Total current assets...................................   8,550  20,374
                                                               ------- -------
  Investments and Other Assets
   Investments in affiliates..................................   1,480   1,353
   Goodwill, net of accumulated amortization..................   1,729   1,504
   Notes receivable...........................................     576     462
   Unrealized gains on mark-to-market and hedging transactions   2,824   3,621
   Other......................................................   1,919   1,486
                                                               ------- -------
       Total investments and other assets.....................   8,528   8,426
                                                               ------- -------
  Property, Plant and Equipment
   Cost.......................................................  21,147  17,143
   Less accumulated depreciation and amortization.............   3,120   2,621
                                                               ------- -------
       Net property, plant and equipment......................  18,027  14,522
                                                               ------- -------
  Regulatory Assets and Deferred Debits.......................     185     255
                                                               ------- -------
  Total Assets................................................ $35,290 $43,577
                                                               ======= =======


                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                          Consolidated Balance Sheets

                                                                            December 31,
                                                                         ------------------
                                                                           2001       2000
                                                                          -------   -------
                                                                         In millions, except
                                                                            share amounts
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable....................................................... $ 4,111    $ 7,161
 Notes payable and commercial paper.....................................   1,466      1,570
 Taxes accrued..........................................................     114        407
 Interest accrued.......................................................     191        146
 Current maturities of long-term debt...................................     254        284
 Unrealized losses on mark-to-market and hedging transactions...........   1,523     10,226
 Other..................................................................   1,789      1,634
                                                                          -------   -------
     Total current liabilities..........................................   9,448     21,428
                                                                          -------   -------
Long-term Debt..........................................................   9,124      6,952
                                                                          -------   -------
Deferred Credits and Other Liabilities
 Deferred income taxes..................................................   2,215      1,645
 Unrealized losses on mark-to-market and hedging transactions...........   1,957      3,222
 Other..................................................................     589        611
                                                                          -------   -------
     Total deferred credits and other liabilities.......................   4,761      5,478
                                                                          -------   -------
Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated Notes of
  Duke Capital Corporation..............................................     824        823
                                                                          -------   -------
Minority Interest in Financing Subsidiary...............................   1,025      1,025
                                                                          -------   -------
Minority Interests......................................................   1,221      1,410
                                                                          -------   -------
Common Stockholder's Equity
 Common stock, no par, 3,000 shares authorized, 1,010 shares outstanding      --         --
 Paid-in capital........................................................   4,184      3,400
 Retained Earnings......................................................   4,521      3,185
 Accumulated other comprehensive income (loss)..........................     182       (124)
                                                                          -------   -------
     Total common stockholder's equity..................................   8,887      6,461
                                                                          -------   -------
Total Liabilities and Stockholder's Equity.............................. $35,290    $43,577
                                                                          =======   =======


                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

Consolidated Statements of Common Stockholder's Equity and Comprehensive Income

                                                                Accumulated
                                                                   Other                 Total
                                       Common Paid-in Retained Comprehensive         Comprehensive
                                       Stock  Capital Earnings    Income     Total      Income
                                       ------ ------- -------- ------------- ------  -------------
                                                               In millions
Balance December 31, 1998.............  $--   $2,969   $1,104     $   --     $4,073
Net income............................                  1,150                 1,150     $1,150
Other comprehensive income:
   Foreign currency translation
     adjustments......................                                (2)        (2)        (2)
                                                                                        ------
       Total comprehensive income.....                                                  $1,148
                                                                                        ======
Capital contribution from parent......           230                            230
Other capital stock transactions, net.             1        7                     8
                                        ---   ------   ------     ------     ------
Balance December 31, 1999.............  $--   $3,200   $2,261     $   (2)    $5,459
                                        ---   ------   ------     ------     ------
Net income............................                    926                   926     $  926
Other comprehensive income:
   Foreign currency translation
     adjustments......................                              (122)      (122)      (122)
                                                                                        ------
       Total comprehensive income.....                                                  $  804
                                                                                        ======
Capital contribution from parent......           200                            200
Other capital stock transactions, net.                     (2)                   (2)
                                        ---   ------   ------     ------     ------
Balance December 31, 2000.............  $--   $3,400   $3,185     $ (124)    $6,461
                                        ---   ------   ------     ------     ------
Net income............................                  1,356                 1,356     $1,356
Other comprehensive income(a):
   Cumulative effect of change in
     accounting principle.............                              (908)      (908)      (908)
   Foreign currency translation
     adjustments......................                              (186)      (186)      (186)
   Net unrealized gains on cash flow
     hedges...........................                             1,309      1,309      1,309
   Reclassification into earnings.....                                91         91         91
                                                                                        ------
       Total comprehensive income.....                                                  $1,662
                                                                                        ======
Capital contribution from parent......           650                            650
Noncash adjustment to goodwill........           124                            124
Other capital stock transactions, net.            10      (20)                  (10)
                                        ---   ------   ------     ------     ------
Balance December 31, 2001.............  $--   $4,184   $4,521     $  182     $8,887
                                        ===   ======   ======     ======     ======

--------
(a) Other Comprehensive Income amounts are net of tax, except for foreign currency translation.

                See Notes to Consolidated Financial Statements.

                           DUKE CAPITAL CORPORATION

                  Notes To Consolidated Financial Statements

             For the Years Ended December 31, 2001, 2000 and 1999


1. Summary of Significant Accounting Policies

   Consolidation. Duke Capital Corporation (collectively with its subsidiaries, "the Company") is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Consolidated Financial Statements include the accounts of all the Company's majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by the Company, but over which it has significant influence, are accounted for using the equity method.

   Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could be different from those estimates.

   Cash and Cash Equivalents. All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

   Inventory. Inventory, excluding inventory held for trading, consists primarily of materials and supplies, natural gas and natural gas liquid (NGL) products held in storage for transmission, processing and sales commitments. This inventory is recorded at the lower of cost or market value, primarily using the average cost method. Inventory held for trading is marked to market.

   Accounting for Hedges and Trading Activities. All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. On the date that swaps, futures, forwards or option contracts are entered into, the Company designates the derivative as either held for trading (trading instrument); as a hedge of a forecasted transaction or future cash flows (cash flow hedge); as a hedge of a recognized asset, liability or firm commitment (fair value hedge); as a normal purchase or sale contract; or leaves the derivative undesignated and marks it to market.

   For hedge contracts, the Company formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. The time value of options of $1 million was excluded in the assessment and measurement of hedge effectiveness for the year ended December 31, 2001.

   When available, quoted market prices or prices obtained through external sources are used to verify a contract's fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

   Values are adjusted to reflect the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

   Trading. Prior to settlement of any energy contract held for trading purposes, a favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased, or Purchased Power, in the

                           DUKE CAPITAL CORPORATION

Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. When a contract to sell is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products, or Trading and Marketing of Electricity, in the Consolidated Statements of Income. Similarly, when a contract to purchase is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased, or Purchased Power, in the Consolidated Statements of Income. If a contract is not financially settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, financial settlement has no revenue presentation effect on the Consolidated Statements of Income.

   Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Common Stockholder's Equity and Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings.

   Fair Value Hedges. The Company enters into interest rate swaps to convert some of its fixed-rate long-term debt to floating-rate long-term debt and designates such interest rate swaps as fair value hedges. The Company also enters into electricity derivative instruments such as swaps, futures and forwards to manage the fair value risk associated with some of its unrecognized firm commitments to sell generated power due to changes in the market price of power. Upon designation of such derivatives as fair value hedges, prospective changes in the fair value of the derivative and the hedged item are recognized in current earnings in a manner consistent with the earnings effect of the hedged risk. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

   Goodwill. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over the useful lives of the acquired assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2001 was $1,729 million, net of accumulated amortization of $388 million. The amount of goodwill as of December 31, 2000 was $1,504 million, net of accumulated amortization of $275 million. The Company has implemented SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization, see the New Accounting Standards section of this footnote. (See Note 2 for information on significant goodwill additions.)

   Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.83% for 2001, 3.84% for 2000 and 3.31% for 1999.

                           DUKE CAPITAL CORPORATION

   When the Company retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the property and related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the Federal Energy Regulatory Commission (FERC).

   Impairment of Long-Lived Assets. The Company reviews the recoverability of long-lived and intangible assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections.

   Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

   Environmental Expenditures. The Company expenses environmental expenditures that relate to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

   Cost-Based Regulation. The Company's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The economic effects of regulation can result in a regulated company recording costs that have been or are expected to be allowed in the rate-setting process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. (See
Note 4.) The Company periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost, and write off their associated regulatory assets.

   Revenues. Revenues on sales of electricity and on natural gas transportation and storage are recognized when the service is provided. Revenues on sales of natural gas and petroleum products, as well as electricity, natural gas and other energy products marketed, are recognized in the delivery period. The allowance for doubtful accounts was $255 million as of December 31, 2001 and $187 million as of December 31, 2000. Pending final approval of rate cases, a portion of revenues is subject to possible refund, and reserves are established where required.

   Long-term contracts, primarily in the Other Energy Services segment, are accounted for using the percentage-of-completion method. Under the percentage-of-completion method, sales and gross profit are recognized as the work is performed based on the relationship between costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in that period. The provision for the loss arises because estimated cost for the contract exceeds estimated revenue.

                           DUKE CAPITAL CORPORATION

   Foreign Currency Translation. The Company translates assets and liabilities for its international operations, where the local currency is the functional currency, at year-end exchange rates. Revenues and expenses are translated using average exchange rates during the year. Foreign Currency Translation Adjustments are included in the Consolidated Statements of Common Stockholder's Equity and Comprehensive Income. In the financial statements for international operations, where the U.S. dollar is the functional currency, transactions denominated in the local currency have been remeasured in U.S. dollars. Remeasurement resulting from foreign currency gains and losses is included in consolidated net income.

   Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences. These occur when there are differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

   Excise and Other Pass-Through Taxes. The Company generally presents revenues net of pass-through taxes on the Consolidated Statements of Income.

   Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 133 as amended and interpreted on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment of $69 million as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholder's Equity was $908 million. For the 12 months ended December 31, 2001, the Company reclassified as earnings $225 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

   The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), while no longer an active group, was active during 2001. In December 2001, the DIG issued a final revision to Issue C15, "Scope Exceptions:
Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, if certain electricity contracts meet the criteria, they could qualify as a normal purchase or sale under SFAS No. 133. This new guidance will be effective April 1, 2002. The original wording of Issue C15, which was effective beginning July 1, 2001, will apply through the first quarter of 2002. For contracts previously designated as hedges, the Company treated the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1, 2001 became the contract's net carrying amount. The Company is continuing to determine the impact of the revision on its future consolidated results of operations, cash flows and financial position.

   Extraordinary Items. In 1999, the Company realized an extraordinary after-tax gain of $660 million from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, along with Trunkline LNG Company, to CMS Energy Corporation (CMS).

   New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142.

   SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

                           DUKE CAPITAL CORPORATION

   SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at the Company. The Company expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $95 million. The FASB and the Emerging Issues Task Force (EITF) continue to respond to questions to clarify key aspects of SFAS No. 142. The Company has determined the effect of implementing SFAS No. 142 and does not expect to record any impairment in 2002.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

   Reclassifications. Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to current classifications.

2. Business Acquisitions and Dispositions

   Business Acquisitions. Using the purchase method for acquisitions, the Company consolidates assets and liabilities as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities is recorded as goodwill. In accordance with SFAS No. 142, goodwill is subject to a fair-value-based annual impairment assessment beginning January 1, 2002. The allocation of the purchase price may be adjusted if additional information on asset and liability valuations becomes available within one year after the acquisition.

   Market Hub Partners (MHP). In September 2000, the Company, through a wholly owned subsidiary, completed the acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt. MHP provides natural gas storage services in Louisiana and Texas. Approximately $228 million of goodwill was recorded in the transaction. MHP debt agreements required a tender offer for $115 million of the assumed debt. As of December 31, 2001, approximately $88 million of this debt was retired.

   Phillips Petroleum's Gas Gathering, Processing and Marketing Unit. In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' and Phillips Petroleum's gas gathering, processing and marketing business to form a new midstream company, Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately

                           DUKE CAPITAL CORPORATION

$2.75 billion of commercial paper in April 2000 and used the proceeds to make one-time cash distributions of approximately $1.53 billion to the Company and $1.22 billion to Phillips Petroleum. The Company owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. Goodwill of approximately $432 million was recorded in the transaction.

   East Tennessee Natural Gas Company (ETNG). In March 2000, the Company, through a wholly owned subsidiary, completed the approximately $390 million acquisition of ETNG from El Paso Energy. ETNG owns a 1,100-mile interstate natural gas pipeline system that crosses the Company's Texas Eastern Transmission, LP's pipeline and serves the southeastern region of the U.S. Goodwill of approximately $125 million was recorded in the transaction.

   Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In April 2000, the Company, through its wholly owned subsidiary Duke Energy International, LLC (DEI), completed the acquisition (which began, and parts of which had already closed, in 1999) of Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America. The total purchase price was approximately $405 million. Goodwill totaling $109 million was recorded in the transaction.

   Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In January 2000, the Company, through its wholly owned subsidiary DEI, completed a series of transactions to purchase for approximately $1.03 billion an approximate 95% interest in Paranapanema, an electric generating company in Brazil. Goodwill of approximately $134 million was recorded in the transaction.

   Acquisition of Westcoast Energy Inc. (Westcoast). On March 14, 2002, the Company acquired Westcoast for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Company subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.8 billion in cash. Under proration provisions that ensure that approximately 50% of the total consideration is paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive $43.80 in cash (Canadian), .7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities (Equity Units) in November 2001 along with incremental commercial paper. The Company plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible equity. The timing for the mandatory convertible equity will be dependent on the opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting.

   Dispositions. BellSouth Carolina PCS. In September 2000, the Company, through its wholly owned subsidiary DukeNet Communications, LLC (DukeNet), sold its 20% interest in BellSouth Carolina PCS for approximately $400 million to BellSouth Corporation. Operating revenues in 2000 include the resulting pre-tax gain of $407 million.

   The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

                           DUKE CAPITAL CORPORATION

3. Business Segments

   The Company is an integrated provider of energy and energy services with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. The Company provides these and other services through six business segments.

   Natural Gas Transmission provides transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducts operations primarily through Duke Energy Gas Transmission Corporation. Interstate natural gas transmission and storage operations are subject to the FERC's rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. It conducts operations primarily through DEFS, which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through DEI and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 14.) On January 31, 2002, the Company announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. (See Note 16.)

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   The Company's reportable segments offer different products and services and are managed separately as strategic business units. Their accounting policies are the same as those described in Note 1. Management

                           DUKE CAPITAL CORPORATION
evaluates segment performance based on earnings before interest and taxes
(EBIT) after deducting minority interests. EBIT is calculated as follows:

   Reconciliation of Operating Income to EBIT

                                         Years Ended December 31,
                                         ------------------------
                                           2001    2000    1999
                                          ------  ------  ------
                                               In millions
               Operating income......... $3,064   $2,248  $1,066
               Other income and expenses     59       83      94
                                          ------  ------  ------
               EBIT..................... $3,123   $2,331  $1,160
                                          ======  ======  ======

   EBIT is the main performance measure used by management to evaluate segment performance. As an indicator of the Company's operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. The Company's EBIT may not be comparable to a similarly titled measure of another company.

   Beginning January 1, 2001, the Company discontinued allocating corporate governance costs for its business segment analysis. Information for the 2000 and 1999 periods has been reclassified to conform to the current-year presentation. Other Operations primarily includes certain unallocated corporate costs.

   In the accompanying table, EBIT includes intersegment sales at prices representative of unaffiliated party transactions. Capital and investment expenditures are gross of cash received from acquisitions. The table also provides information on segment assets, net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

                           DUKE CAPITAL CORPORATION

Business Segment Data

                                                                        Depreciation Capital and
                             Unaffiliated Intersegment  Total               and       Investment  Segment
                               Revenues     Revenues   Revenues  EBIT   Amortization Expenditures Assets
                             ------------ ------------ -------- ------  ------------ ------------ -------
                                                              In millions
Year Ended December 31, 2001
Natural Gas Transmission....   $   967      $   138    $ 1,105  $  608      $141        $  748    $ 5,027
Field Services..............     8,008        1,643      9,651     336       285           587      7,277
North American Wholesale
 Energy.....................    36,395          302     36,697   1,498        97         3,213     14,005
International Energy........     2,075           15      2,090     286        97           442      5,115
Other Energy Services.......       389          176        565     (13)       42            13        145
Duke Ventures...............       646           --        646     183        20           773      1,926
Other Operations............        --           61         61      (6)       31            93      2,754
Eliminations and minority
 interests..................        --       (2,335)    (2,335)    231        --            --       (959)
                               -------      -------    -------  ------      ----        ------    -------
    Total consolidated......   $48,480      $    --    $48,480  $3,123      $713        $5,869    $35,290
                               =======      =======    =======  ======      ====        ======    =======
Year Ended December 31, 2000
Natural Gas Transmission....   $   998      $   133    $ 1,131  $  562      $131        $  973    $ 4,995
Field Services..............     7,601        1,459      9,060     311       240           376      6,624
North American Wholesale
 Energy.....................    29,019          284     29,303     346        61         1,737     25,989
International Energy........     1,060            7      1,067     341        97           980      4,551
Other Energy Services.......       456          239        695     (59)       13            28        543
Duke Ventures...............       797           --        797     568        17           643      1,967
Other Operations............        --         (111)      (111)     31        28            35      2,406
Eliminations and Minority
 interests..................        --       (2,011)    (2,011)    231        --            --     (3,498)
                               -------      -------    -------  ------      ----        ------    -------
    Total consolidated......   $39,931      $    --    $39,931  $2,331      $587        $4,772    $43,577
                               =======      =======    =======  ======      ====        ======    =======
Year Ended December 31, 1999
Natural Gas Transmission....   $ 1,124      $   106    $ 1,230  $  656      $126        $  261    $ 3,897
Field Services..............     2,883          707      3,590     156       131         1,630      3,739
North American Wholesale
 Energy.....................    11,363          178     11,541     224        52         1,028      6,031
International Energy........       323           34        357      44        58         1,779      4,459
Other Energy Services.......       770          219        989     (86)       14            94        612
Duke Ventures...............       433           --        433     165        12           382      1,031
Other Operations............        --         (171)      (171)    (91)       25             3      1,308
Eliminations and Minority
 interests..................        --       (1,073)    (1,073)     92        --            --       (477)
                               -------      -------    -------  ------      ----        ------    -------
    Total consolidated......   $16,896      $    --    $16,896  $1,160      $418        $5,177    $20,600
                               =======      =======    =======  ======      ====        ======    =======

                           DUKE CAPITAL CORPORATION

   Geographic Data

                                                 Latin   Other
                                  U.S.   Canada America Foreign Consolidated
                                 ------- ------ ------- ------- ------------
                                                 In millions
   2001
   Consolidated revenues........ $40,700 $5,690 $  628  $1,462    $48,480
   Consolidated long-term assets  22,057    516  2,573   1,594     26,740
   2000
   Consolidated revenues........ $33,895 $4,964 $  512  $  560    $39,931
   Consolidated long-term assets  18,258    900  2,823   1,222     23,203
   1999
   Consolidated revenues........ $14,466 $2,007 $  171  $  252    $16,896
   Consolidated long-term assets  11,389    250  2,708     901     15,248

4. Regulatory Matters

Regulatory Assets and Liabilities

   The Company's regulated operations are subject to SFAS No. 71. Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (See Note 1.) The following table details the Company's regulatory assets which are included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The Company did not have any material regulatory liabilities as of December 31, 2001 or 2000.

   Regulatory Assets

                                                       December 31,
                                                       ------------
                                                       2001    2000
                                                       ----    ----
                                                       In millions
              Deferred debt expense................... $37     $43
              Regulatory asset related to income taxes  21      22
              Environmental cleanup costs.............  28      28

   Natural Gas Transmission. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2001, the Company's interstate pipelines submitted revised pro forma tariff sheets to update the filings originally submitted in 2000. These filings are currently subject to review and approval by the FERC.

                           DUKE CAPITAL CORPORATION

   Management believes that the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

   Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines that are currently subject to different gas standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. Various entities filed comments on the NOPR with the FERC, including the Company which filed on December 20, 2001. The FERC has indicated that they appreciate the complexity of the issues and that they would prefer having a technical conference before entering directly into a final rulemaking. No notice of a technical conference has been given at this time.

5. Income Taxes

   Income Tax Expense

                                                    For the Years Ended
                                                        December 31,
                                                    -----------------
                                                    2001    2000 1999
                                                    ----    ---- ----
                                                        In millions
       Current income taxes
          Federal.................................. $489    $390 $ 37
          State....................................   60      45   42
          Foreign..................................   25      18    1
                                                    ----    ---- ----
              Total current income taxes...........  574     453   80
                                                    ----    ---- ----
       Deferred income taxes, net..................
          Federal..................................  234      39  169
          State....................................   13      --  (11)
          Foreign..................................   33      29   (1)
                                                    ----    ---- ----
              Total deferred income taxes, net.....  280      68  157
                                                    ----    ---- ----
       Total income tax expense.................... $854(a) $521 $237(b)
                                                    ====    ==== ====

   -----
   (a) Excludes $42 million of deferred federal and state tax benefits related to the cumulative effect of change in accounting principle recorded net of tax. (See Note 1.)
   (b) Excludes $404 million of current federal and state tax expense related to the extraordinary item recorded net of tax. (See Note 1.)

                           DUKE CAPITAL CORPORATION

   Income Tax Expense Reconciliation to Statutory Rate

                                                         For the Years Ended
                                                             December 31,
                                                         -------------------
                                                         2001   2000   1999
                                                         -----  -----  -----
                                                             In millions
  Income tax, computed at the statutory rate of 35%..... $ 798  $ 507  $ 255
  Adjustments resulting from:
     State income tax, net of federal income tax effect.    47     31     20
     Favorable resolution of federal tax issues.........   (11)    --    (30)
     Other items, net...................................    20    (17)    (8)
                                                         -----  -----  -----
         Total income tax expense....................... $ 854  $ 521  $ 237
                                                         -----  -----  -----
  Effective tax rate....................................  37.5%  36.0%  32.6%
                                                         =====  =====  =====

   Net Deferred Income Tax Liability Components

                                                            December 31,
                                                          ----------------
                                                           2001     2000
                                                          -------  -------
                                                             In millions
     Deferred credits and other liabilities.............. $   217  $   138
     International property, plant, & equipment..........     109      153
     Other...............................................      71       56
                                                          -------  -------
        Total deferred income tax assets.................     397      347
     Valuation allowance.................................     (17)      (9)
                                                          -------  -------
        Net deferred income tax assets...................     380      338
                                                          -------  -------
     Investments and other assets........................    (709)    (223)
     Accelerated depreciation rates......................  (1,369)  (1,254)
     Regulatory assets and deferred debits...............     (79)     (58)
     Other...............................................     (29)     (43)
                                                          -------  -------
        Total deferred income tax liability..............  (2,186)  (1,578)
                                                          -------  -------
     State deferred income tax, net of federal tax effect    (129)     (73)
                                                          -------  -------
        Net deferred income tax liability................ $(1,935) $(1,313)
                                                          =======  =======

6. Derivative Instruments, Hedging Activities and Credit Risk

   The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes and for activity other than trading activity (primarily hedge strategies). The following table shows the fair value of the Company's derivative portfolio as of December 31, 2001.

                           DUKE CAPITAL CORPORATION

Fair Value of Contracts as of December 31, 2001

                                                        Maturity in
                    Maturity in Maturity in Maturity in  2005 and   Total Fair
  Type of Contract     2002        2003        2004     Thereafter    Value
  ----------------  ----------- ----------- ----------- ----------- ----------
                                           In millions
  Trading contracts    $301        $168        $127        $381       $  977
  Hedge contracts..     451         157          72         (38)         642
                       ----        ----        ----        ----       ------
     Total.........    $752        $325        $199        $343       $1,619
                       ====        ====        ====        ====       ======

   Commodity Cash Flow Hedges. The Company's subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. The Company closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues. The Company uses commodity instruments, consisting of swaps, futures, forwards and collared options, as cash flow hedges for natural gas, electricity and NGL transactions. The Company is hedging exposures to the price variability of these commodities for a maximum of nine years.

   The ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material in 2001. As of December 31, 2001, $322 million of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings.

   Commodity Fair Value Hedges. The Company's subsidiaries are exposed to changes in the fair value of unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. The Company actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, consisting of swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power and natural gas sales. The Company is hedging exposures to the market risk of such items for a maximum of 13 years. For 2001, the ineffective portion of commodity fair value hedges was not material.

   Trading Contracts. The Company provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies. These services require the Company to use natural gas, electricity, NGL and transportation derivatives and contracts that expose it to a variety of market risks. The Company manages its trading exposure with strict policies that limit its market risk and require daily reporting of potential financial exposure to management. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

   Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose the Company to risk as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction market preferred stock. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. The Company also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate

                           DUKE CAPITAL CORPORATION
risk exposure. The Company's existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2001.

   Interest Rate Derivatives

                                                          December 31,
                                        -------------------------------------------------
                                                  2001                     2000
                                        ------------------------ ------------------------
                                        Notional Fair  Contracts Notional Fair  Contracts
                                        Amounts  Value  Expire   Amounts  Value  Expire
                                        -------- ----- --------- -------- ----- ---------
                                                       Dollars in millions
Fixed-to-floating rate swaps...........   $550    $35  2003-2019   $275    $27    2009
Cancelable fixed-to-floating rate swaps    378      5  2022-2025    328     20    2022
Interest rate locks....................     --     --     --        275     (9)   2011

   Gains and losses deferred in anticipation of planned financing transactions on interest rate swap derivatives are included in OCI and amortized over the life of the underlying debt once issued. These deferred gains and losses were not material in 2001 or 2000. As a result of the interest rate swap contracts, interest expense for the relative notional amount is recognized at the weighted-average rates as depicted in the following table.

   Weighted-Average Rates for Interest Rate Swaps

                                                         For the Years Ended
                                                            December 31,
                                                         -------------------
                                                         2001     2000  1999
                                                         ----     ----  ----
       Fixed-to-floating rate swaps..................... 4.04%    6.50%  --
       Cancelable fixed-to-floating rate swaps.......... 3.28%    4.25%  --

   Foreign Currency (Fair Value or Cash Flow) Hedges. The Company is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, transactions are denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. The Company also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. In 2001, the impact of the Company's foreign currency derivative instruments was not material to its consolidated results of operations, cash flows or financial position.

   Financial Instruments. The fair value of financial instruments not currently carried at market value is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000, are not necessarily indicative of the amounts the Company could have realized in current markets.

                           DUKE CAPITAL CORPORATION

Financial Instruments

                                                                   2001                   2000
                                                          ---------------------- ----------------------
                                                                     Approximate            Approximate
                                                          Book Value Fair Value  Book Value Fair Value
                                                          ---------- ----------- ---------- -----------
                                                                           In millions
Long-term debt(a)........................................   $9,378     $9,882      $7,236     $7,848
Guaranteed preferred beneficial interests in subordinated
  notes of the Company or subsidiaries...................      824        850         823        828

--------
(a) Includes current maturities

   The fair value of cash and cash equivalents, notes receivable, notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

   Credit Risk. The Company's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Company frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

   The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of the Company's counterparties.

   As of December 31, 2001, the Company had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. (See Note 12 for further information regarding market and credit exposure.) Following the bankruptcy of Enron Corporation, the Company terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, the Company recorded, as a charge, a non-collateralized accounting exposure of $19 million. The $19 million non-collateralized accounting exposure is comprised of charges of $12 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts are stated on a pre-tax basis as charges against the reporting segment's earnings.

   The transactions between Enron and the Company consisted of the following:

  . NAWE -- forward contracts, swaps, options and physical contracts used to trade natural gas and power

  . International Energy -- forward contracts and options used to trade and hedge natural gas, power and oil

                           DUKE CAPITAL CORPORATION

  . Field Services -- physical purchase/sale contracts for natural gas and NGLs; forward contracts, swaps and options used to trade natural gas and NGLs; transportation and storage

  .   Natural Gas Transmission -- forward financial sales of NGLs

   The $19 million charge was a direct reduction to earnings before income taxes and was a result of charging the full amount of unsettled mark-to-market earnings previously recognized, and all derivative assets and accounts receivable that became impaired due to Enron's financial deterioration. All assets written off or reserved for were net of the margin (cash collateral) posted by Enron of $330 million and applied by the Company in connection with transactions between the companies.

   The Company's determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case are likely to exceed $19 million. Any bankruptcy claims that exceed this amount would primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods, and not in the historical periods covered by the financial statements to which the $19 million charge relates.

   Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. The Company has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Company affiliate, Paranapanema, and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by the Company's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Company affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Company affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of the Company to cover its exposure.

7. Investment in Affiliates

   Investments in domestic and international affiliates that are not controlled by the Company, but over which it has significant influence, are accounted for by the equity method. These investments include undistributed earnings of $166 million in 2001 and $70 million in 2000. The Company received distributions of $158 million in 2001, $137 million in 2000 and $111 million in 1999 from these investments. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Income as Other Operating Revenues.

   Natural Gas Transmission. Investments primarily include a 37.5% interest in the Maritimes & Northeast Pipeline and a 50% interest in Gulfstream Natural Gas System, LLC. The Maritimes & Northeast Pipeline is composed of Canadian and U.S. natural gas pipeline joint ventures that together transport natural gas into the U.S. from Canada. Gulfstream Natural Gas System, LLC is a joint interstate natural gas pipeline development that will extend from Mississippi and Alabama across the Gulf of Mexico to Florida.

   Field Services. Investments primarily include a 21.1% ownership interest in TEPPCO Partners, LP, a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil.

   North American Wholesale Energy. Significant investments include a 50% interest in American Ref-Fuel Company, LLC and a 50% interest in Southwest Power Partners, LLC. American Ref-Fuel Company, LLC owns and operates facilities that convert waste to energy. Southwest Power Partners, LLC is a gas-fired combined-

                           DUKE CAPITAL CORPORATION
cycle facility under construction in Arizona. Once completed, this facility will serve markets in Arizona, Nevada and California.

   International Energy. Significant investments include a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   Other Energy Services. Investments include participation in various construction and support activities for fossil-fueled generating plants.

   Duke Ventures. Significant investments include various real estate development projects.

   Investment in Affiliates

                       December 31, 2001             December 31, 2000             December 31, 1999
                 ----------------------------- ----------------------------- -----------------------------
                 Domestic International Total  Domestic International Total  Domestic International Total
                 -------- ------------- ------ -------- ------------- ------ -------- ------------- ------
                                                        In millions
Natural Gas
 Transmission...  $  565      $ 88      $  653  $   82      $ 88      $  170   $ 67       $ 83      $  150
Field Services..     252        --         252     373        --         373    439         --         439
North American
 Wholesale
 Energy.........     315        --         315     610        --         610    425         --         425
International
 Energy.........      --       165         165      --       154         154     --        224         224
Other Energy
 Services.......      53         7          60      11         7          18     51          6          57
Duke Ventures...      30        --          30      23        --          23     10         --          10
Other Operations       5        --           5       5        --           5     --         --          --
                  ------      ----      ------  ------      ----      ------   ----       ----      ------
   Total........  $1,220      $260      $1,480  $1,104      $249      $1,353   $992       $313      $1,305
                  ======      ====      ======  ======      ====      ======   ====       ====      ======

   Equity in Earnings of Investment

                                                  For the years ended:
                 -------------------------------------------------------------------------------------
                      December 31, 2001            December 31, 2000            December 31, 1999
                 ---------------------------  ---------------------------  ---------------------------
                 Domestic International Total Domestic International Total Domestic International Total
                 -------- ------------- ----- -------- ------------- ----- -------- ------------- -----
                                                      In millions
Natural Gas
 Transmission...   $ 38        $ 7      $ 45    $ 13        $ 4      $ 17    $ 16        $ 9      $ 25
Field Services..     45         --        45      39         --        39      44         --        44
North American
 Wholesale
 Energy.........     54         --        54      45         --        45      47         --        47
International
 Energy.........     --         39        39      --         43        43      --         10        10
Other Energy
 Services.......     49         --        49     (13)        --       (13)     10          3        13
Duke Ventures...      2         --         2      (9)        --        (9)    (22)        --       (22)
Other Operations    (47)        --       (47)    (10)        --       (10)     (5)        --        (5)
                   ----        ---      ----    ----        ---      ----    ----        ---      ----
   Total........   $141        $46      $187    $ 65        $47      $112    $ 90        $22      $112
                   ====        ===      ====    ====        ===      ====    ====        ===      ====

                           DUKE CAPITAL CORPORATION

   Summarized Combined Financial Information of Unconsolidated Affiliates

                                               December 31,
                                           --------------------
                                            2001   2000   1999
                                           ------ ------ ------
                                               In millions
                Balance Sheet
                   Current assets......... $1,239 $1,215 $1,544
                   Noncurrent assets......  8,199  6,469  7,826
                   Current liabilities....  1,202    860  1,155
                   Noncurrent liabilities.  4,400  4,300  4,727
                                           ------ ------ ------
                   Net assets............. $3,836 $2,524 $3,488
                                           ====== ====== ======
                Income Statement
                   Operating revenues..... $5,202 $4,557 $3,510
                   Operating expenses.....  4,525  3,952  3,104
                   Net income.............    499    472    193

   Outstanding notes receivable from affiliates were $25 million as of December 31, 2001 and $70 million as of December 31, 2000.

                           DUKE CAPITAL CORPORATION

8. Property, Plant and Equipment

   Net Property, Plant and Equipment

                                                       December 31,
                                                     ----------------
                                                      2001     2000
                                                     -------  -------
                                                        In millions
         Land....................................... $    49  $    36
         Plant:
            Electric generation.....................   4,379    3,653
            Natural gas transmission................   6,200    5,449
            Gathering and processing facilities.....   4,106    4,470
            Other buildings and improvements........     111      150
            Leasehold improvements..................       4       14
         Equipment..................................     248      108
         Vehicles...................................      69       36
         Construction in process....................   4,356    1,842
         Other......................................   1,625    1,385
                                                     -------  -------
            Total property, plant and equipment.....  21,147   17,143
            Total accumulated depreciation..........  (3,120)  (2,621)
                                                     -------  -------
            Total net property, plant and equipment. $18,027  $14,522
                                                     =======  =======

   Capitalized interest of $134 million for 2001, $51 million for 2000 and $36 million for 1999 is included in the Consolidated Statements of Income.

                           DUKE CAPITAL CORPORATION

9. Debt and Credit Facilities

Debt

                                                                           December 31,
                                                                           -------------
                                                                 Year Due   2001   2000
                                                                ---------- ------ ------
                                                                            In millions
Duke Capital Corporation
Senior notes
   4.73%--7.5%................................................. 2003--2009 $1,400 $1,400
   6.75%--8.5%................................................. 2018--2019    650    650
   4.32%(a)....................................................    2006       750     --
   5.87%(a)....................................................    2006       875     --
Commercial paper, 2.16% and 6.71% weighted-average rate at
  December 31, 2001 and 2000, respectively(b)..................             1,456  1,378
Note payable to D/FD, 4.05% and 6.14% weighted-average rate at
  December 31, 2001 and 2000, respectively.....................               568    141
Fair value hedge carrying value adjustment..................... 2009--2025     30     --

Subsidiary Debt Guaranteed by Duke Capital Corporation
Duke Energy Australia Pty Ltd..................................
   Medium-term note, 7.25%(c)..................................       2004    128    139
   Credit facilities, 6.41% and 6.13% weighted-average rate at
     December 31, 2001 and 2000, respectively..................                38     44
   Commercial paper, 5.96% and 6.4% weighted-average rate at
     December 31, 2001 and 2000, respectively(c)...............               231    223
Hidroelectrica Cerros Colorados S.A.
   Notes, 3.8%.................................................       2002     68     95
Duke Energy South Bay, LLC
   Capital leases..............................................       2009     94    272

PanEnergy Corp
Bonds
   7.75%.......................................................    2022       328    328
   8.625% debentures...........................................    2025       100    100
Notes, 7.0%--9.9%, maturing serially........................... 2003--2006    372    384
Fair value hedge carrying value adjustment.....................                 7     --

Texas Eastern Transmission, LP
Notes
   7.3%--8.25%................................................. 2002--2010    500    500
   Medium-term, Series A, 7.92%--9.07%......................... 2004--2012     35     51
Notes matured during 2001......................................                --    100

Algonquin Gas Transmission Company
Notes, 9.13%................................................... 2002--2003     67    100

                        (Table continued on next page)

                           DUKE CAPITAL CORPORATION

                                                                                     December 31,
                                                                                   ----------------
                                                                         Year Due   2001     2000
                                                                        ---------- -------  -------
                                                                                      In millions
Duke Energy Field Services, LLC
Notes
   7.5%--8.125%........................................................ 2005--2030   1,700    1,700
   5.75%--6.875%....................................................... 2006--2011     550       --
Commercial paper, 2.53% and 7.39% weighted-average rate at December 31,
  2001 and 2000, respectively..........................................                213      346
Capital leases.........................................................                  3       --
Fair value hedge carrying value adjustment............................. 2009--2025      (5)      --

Crescent, LLC(d)
Construction and mortgage loans, 2.73%--10.0%.......................... 2002--2005      73       67

Other Debt of Subsidiaries
Duke Energy Western Australia Holdings
   Notes, 5.35%(c)..................................................... 2004--2013     124      138
Paranapanema
   Notes, 6.0%--10.0%(e)............................................... 2002--2017     427      477
Duke Energy Vermillion
   Notes, 6.8%.........................................................    2002          5       --
Other international debt of subsidiaries...............................                 76      127
Other domestic debt of subsidiaries....................................                 61      103
Unamortized debt discount and premium, net.............................                (80)     (57)
                                                                                   -------  -------
Total debt.............................................................             10,844    8,806
Current maturities of long-term debt...................................               (254)    (284)
Short-term notes payable and commercial paper..........................             (1,466)  (1,570)
                                                                                   -------  -------
Total long-term debt...................................................            $ 9,124  $ 6,952
                                                                                   =======  =======

--------
(a) Component of Equity Units
(b) Amounts include extendible commercial notes
(c) Debt denominated in Australian dollars
(d) A portion of Crescent's real estate development projects, land and buildings are pledged as collateral.
(e) Debt denominated in Brazilian reais and principal is indexed annually to inflation

   In February 2002, the Company issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, the Company, through a private placement transaction, issued $500 million of floating rate (based on the one-month London Interbank Offered Rate plus 0.65%) senior unsecured bonds due in 2003.

   The weighted-average interest rate on outstanding short-term notes payable and commercial paper was 3.25% as of December 31, 2001 and 6.84% as of December 31, 2000.

                           DUKE CAPITAL CORPORATION

   Annual Maturities

                                             In millions
                                             -----------
                        2002................   $  254
                        2003................      394
                        2004................      876
                        2005................    1,009
                        2006................    2,095
                        Thereafter..........    4,750
                                               ------
                        Total long-term debt   $9,378
                                               ======

   Annual maturities after 2006 include $428 million of long-term debt with call options, meaning the Company has the option to repay the debt early. Based on the years in which the Company may first exercise its redemption options, it could potentially repay $328 million in 2002 and $100 million in 2005.

   In 2000, the Company issued $150 million senior unsecured bonds due in 2003 that become due and payable if the Company's debt ratings fall below BBB.

   Credit Facilities

                                     December 31, 2001      December 31, 2000
                                   ---------------------- ----------------------
                                     Credit                 Credit
                                   Facilities Outstanding Facilities Outstanding
                                   ---------- ----------- ---------- -----------
                                                    In millions
364-day facilities(a).............   $2,241       $--       $1,796       $--
Three-year revolving facilities(a)    1,165        38           84        44
Four-year revolving facilities....       --        --          125        --
Five-year revolving facilities(a).       --        --          950        --
                                     ------       ---       ------       ---
Total consolidated................   $3,406       $38       $2,955       $44
                                     ======       ===       ======       ===

--------
(a) Majority of facilities support commercial paper facilities

   The credit facilities expire from 2002 to 2004 and are not subject to minimum cash requirements; however, borrowings and issuances of letters of credit under approximately $1,100 million of these facilities are subject to and dependent on the senior unsecured debt ratings of the Company (currently rated A3/A/A). Ratings of Baa2, BBB or the equivalent by at least two of Moody's Investors Service, Standard & Poor's and Fitch, Inc. must be maintained to obtain additional borrowings and issuances of letters of credit. Any outstanding borrowings would not become due and payable.

   In March 2001, Duke Energy completed an offering of approximately 31 million Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offering, approximately $850 million, were used to repay short-term debt and for other corporate purposes.

                           DUKE CAPITAL CORPORATION

   In November 2001, Duke Energy completed an offering of 30 million Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of the Company, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. The net proceeds from the offering were approximately $731 million.

10. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital Corporation

   The Company has formed business trusts for which it owns all the common securities. The trusts issue and sell preferred securities and invest the gross proceeds in junior subordinated notes issued by the respective parent companies.

   Trust Preferred Securities

                                                     December 31,
                                                     -----------
               Issued                    Rate   Due  2001   2000
               ------                    -----  ---- ----   ----
                                                     In millions
               1998..................... 7.375% 2038 $350   $350
               1998..................... 7.375% 2038  250    250
               1999..................... 8.375% 2029  250    250
               Unamortized debt discount              (26)   (27)
                                                     ----   ----
                                                     $824   $823
                                                     ====   ====

   These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Distribution payments on these preferred securities are guaranteed by the respective parent company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends related to the trust preferred securities were $65 million for 2001, $65 million for 2000 and $52 million for 1999 and have been included in the Consolidated Statements of Income as Minority Interest Expense.

11. Minority Interest Financing

   In 2000, Catawba River Associates, LLC (Catawba), a fully consolidated financing entity managed by a subsidiary of the Company, issued $1,025 million of preferred member interests to a third-party investor. Catawba subsequently advanced the proceeds from the sale to DE Power Generation, LLC (DEPG), a wholly owned subsidiary of the Company, which indirectly owns or leases six merchant power generation facilities located in California, Maine and Indiana. Catawba is a limited liability company with a separate existence and identity from its preferred members, and the assets of Catawba are separate and legally distinct from the Company. The preferred member interests receive quarterly a preferred return equal to an adjusted floating reference rate (approximately 5.20% for the full year ended December 31, 2001).

   The purpose of the transaction was to reimburse the Company for a portion of its prior investment in the DEPG assets in a separate venture financing with third-party investors not requiring direct recourse to the credit of the Company. The results of operations, cash flows and financial position of Catawba are consolidated with the Company for financial reporting purposes. The preferred member interests are included in Minority Interest in Financing Subsidiary on the Consolidated Balance Sheets, and the payments made with respect to the preferred return are included in Minority Interest Expense on the Consolidated Statements of Income of the Company.

                           DUKE CAPITAL CORPORATION

   The initial term of the financing ends in September 2005, at which time Catawba must either (a) reset the preferred rate as agreed by the existing preferred investors, (b) re-market the preferred member interests to other preferred investors, (c) redeem the outstanding preferred member interests, in whole or in part, plus any accrued and unpaid return, or (d) commence an orderly liquidation of DEPG and Catawba. This could impact the Company's liquidity at the time if it were to elect to redeem the preferred member interests or, alternatively, result in the loss of the future associated earnings contribution to the Company of the assets of DEPG in the event of an orderly liquidation.

   The Company and Catawba have the right to redeem the preferred member interests at any time, and the holder of the preferred member interests may require an early liquidation of the assets of DEPG and Catawba and a redemption of the preferred member interests from the available liquidation proceeds upon the occurrence of specified events (such as failure to make required payments or to perform other obligations).

   The Company has the right to borrow certain amounts from DEPG and Catawba as demand loans. If the Company's credit rating (currently A3/A) declines below investment grade (Baa3/BBB-), the preferred members may and will likely require that these loans be repaid. In addition, if there were such a downgrade, the preferred investor could cause an increase in the quarterly payments and a recharacterization of the preferred member interests as a debt obligation on the Consolidated Financial Statements of the Company.

12. Commitments and Contingencies

   Environmental. The Company is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

   Superfund Sites. Regulators consider the Company to be a potentially responsible party, possibly subject to future liability at three federal and one state Superfund sites. While remediation costs may be substantial, the Company will share in any liability associated with contamination at these sites with other potentially responsible parties. Management believes that resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, Texas Eastern Transmission, LP, a wholly owned subsidiary of the Company, completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency
(EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

   In March 1999, the Company sold PEPL and Trunkline to CMS. (See Note 1 for more information on the sale of the pipelines.) Under the terms of the sales agreement with CMS, the Company is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems.

   Based on the Company's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry

                           DUKE CAPITAL CORPORATION
and other interests, including the Company. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

   In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. Additionally, several states are in the process of finalizing ozone-related rules for which the anticipated compliance dates are 2003 to 2005. The EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. The anticipated compliance date of the NESHAP rule is 2004.

   California Issues. Duke Energy, some of the Company's subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of the Company's subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

   In addition to the lawsuits, several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. At the federal level, numerous proceedings are before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own wholesale pricing investigation. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. The proxy price represents what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. This offset reduced the $110 million reserve established in 2000 to $90 million. Proceedings are ongoing to determine, among other issues, the amount of any refunds or offsets for periods prior to January 2001, and the method to be used to determine the proxy price in future months.

                           DUKE CAPITAL CORPORATION

   At the state level, the California Public Utilities Commission is conducting formal and informal investigations to determine if power plant operators in California, including some Company entities, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on Duke Energy and some of the Company's subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from the Company has yet been subpoenaed to testify.

   The California Attorney General is also conducting an investigation to determine if any market participants engaged in illegal activity, including antitrust violations, in the course of their electricity sales into wholesale markets in the western U.S. The Attorneys General of Washington and Oregon are participating in the California Attorney General's investigation. The San Diego District Attorney is conducting a separate investigation into market activities and has issued subpoenas to DETM and a DENA subsidiary.

   The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Company employee has been called to testify before the grand jury nor have any criminal charges been filed against the Company or any of its officers, directors or employees in connection with the wholesale electricity markets in the states of the western U.S.

   Throughout 2001, the Company conducted its business in California to supply the maximum possible electricity to meet the needs of the state, limit its exposure to non-creditworthy counterparties and manage the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, the Company has closely managed the balance of doubtful receivables, and believes that the current pre-tax bad debt provision of $90 million is appropriate. No additional provisions for California receivables were recorded in 2001. Management believes, based on its analysis of the facts and the asserted claims, that the resolution of these matters will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

   Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In 2000, three Company subsidiaries initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which the Company alleges has occurred, the buy-out provision gives the Company the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once the Company exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, the Company exercised its right to buy the Exxon Mobil entities' interest in the Ventures. The Company claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. The Company has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that the Company breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and the Company's and Exxon Mobil's claims against each other. The

                           DUKE CAPITAL CORPORATION
panel has not yet ruled but the Company expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on the Company's consolidated results of operations or financial position.

   The Company and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Other Commitments and Contingencies. As part of its normal business, the Company is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of the Company having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. The Company would record a reserve if events occurred that required that one be established.

   In addition, the Company enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

   Financial Guarantees. Some Company subsidiaries have guaranteed affiliates' debt agreements and have provided surety bonds and letters of credit, totaling approximately $537 million as of December 31, 2001 and $1.9 billion as of December 31, 2000. The decrease in these obligations is due primarily to decreasing support for margin deposits and power exchange participation.

   Leases. The Company leases assets in several areas of its operations. Consolidated rental expense for operating leases was $72 million in 2001, $53 million in 2000 and $44 million in 1999. Future minimum rental payments under operating leases for the years 2002 through 2006 are $47 million, $38 million, $30 million, $19 million and $11 million, respectively.

13. Employee Benefit Plans

   Retirement Plans. The Company and its subsidiaries participate in Duke Energy's non-contributory defined benefit retirement plan. It covers most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

   The Company's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. No contributions to the Duke Energy plan were necessary in 2001 or 2000.

   The net unrecognized transition asset, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. Investment gains or losses are amortized over five years.

                           DUKE CAPITAL CORPORATION

   The fair value of Duke Energy's plan assets was $2,470 million as of December 31, 2001 and $3,038 million as of December 31, 2000. The projected benefit obligations were $2,528 million as of December 31, 2001 and $2,586 million as of December 31, 2000.

   Assumptions Used for Pension Benefits Accounting(a)

                                                         2001 2000 1999
                                                         ---- ---- ----
                                                            Percent
        Discount rate................................... 7.25 7.50 7.50
        Salary increase................................. 4.94 4.53 4.50
        Expected long-term rate of return on plan assets 9.25 9.25 9.25

--------
(a) Reflects weighted averages across all plans

   The Company's net periodic pension benefit, including amounts allocated by Duke Energy, was $30 million for 2001, $20 million for 2000 and $25 million for 1999.

   Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions, including amounts allocated by Duke Energy, of $27 million in 2001, $27 million in 2000 and $21 million in 1999.

   Other Post-retirement Benefits. The Company and most of its subsidiaries, in conjunction with Duke Energy, provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

   These benefit costs are accrued over an employee's active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $265 million as of December 31, 2001 and $325 million as of December 31, 2000. The accumulated post-retirement benefit obligation was $712 million as of December 31, 2001 and $614 million as of December 31, 2000.

   It is the Company's and Duke Energy's general policy to fund accrued post-retirement health care costs. Duke Energy funds post-retirement benefits through various mechanisms, including retired lives reserves, voluntary employee's beneficiary association trusts and 401(h) funding.

   The Company's net periodic post-retirement benefit cost, including amounts allocated by Duke Energy, was $10 million for 2001, $13 million for 2000 and $12 million for 1999.

   For measurement purposes, the net per capita cost of covered health care benefits for employees who have not retired are assumed to have an initial annual rate of increase of 11.5% in 2002 that will gradually decrease to 6% in 2008. For employees that have retired, an initial annual rate of increase of 14.5% in 2002 will gradually decrease to 6% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

                           DUKE CAPITAL CORPORATION

   Sensitivity to Changes in Assumed Health Care Cost Trend Rates

                                               1-Percentage-  1-Percentage-
                                               Point Increase Point Decrease
                                               -------------- --------------
                                                        In millions
   Effect on total service and interest costs.      $ 1            $ (1)
   Effect on postretirement benefit obligation       17             (15)

14. Related Party Transactions

   Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2001 and 2000 are as follows:

                                           2001   2000
                                           ----   ----
                                           In millions
                          Receivables..... $ --   $317
                          Notes receivable  606      6
                          Accounts payable  554    322
                          Taxes accrued...  (40)   290

   Included in the Consolidated Statements of Income are operating revenues and management fees of $135 million for 2001, $241 million for 2000 and $99 million for 1999 related to intercompany sales to Duke Energy. Notes receivable from related parties are classified as either Receivables, or Other under Investments and Other Assets on the Consolidated Balance Sheets, depending on whether they are current or long-term notes.

   The Company and Fluor Enterprises, Inc. formed the D/FD 50/50 partnership in 1989. The partnership provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants in the U.S. and internationally. D/FD is the primary builder for NAWE's merchant generation plants currently under construction. Fifty percent of the profit earned by D/FD for the construction of NAWE's merchant generation plants, which is associated with the Company's ownership, is deferred in consolidation until the plant is sold as part of NAWE's portfolio management strategy, or once the plant becomes operational it is amortized over the plant's useful life. Fifty percent of the profit earned by D/FD for operating and maintenance services, which is associated with the Company's ownership, is eliminated in consolidation. For the year ended December 31, 2001, the Company deferred profit of $54 million for D/FD construction contracts, and eliminated profit of $9 million for operating and maintenance services. For the year ended December 31, 2000, the Company deferred profit of $16 million for construction contracts. There was no profit from operating and maintenance services to be eliminated in 2000. For the year ended December 31, 1999, the Company deferred profit of $6 million for construction contracts. There was no profit from operating and maintenance services to be eliminated in 1999. In addition, as part of the D/FD partnership agreement, excess cash is loaned at current market rates to the Company and Fluor Enterprises, Inc. (See Note 9.)

   In the normal course of business, the Company's consolidated subsidiaries enter into energy trading contracts with one another. On a stand-alone basis, the accounting for such contracts may differ by counterparty. For example, DETM, an energy-trading subsidiary within the scope of EITF Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities," may enter into a contract to purchase natural gas storage from DEFS. DEFS may treat this contract as a hedge position, and DETM may mark to market the contract through its current earnings. In the consolidation process, the effects of this contract are eliminated, and not reflected in the Company's Consolidated Financial Statements. In all cases, energy trading contracts (and any resulting mark-to-market gains or losses) between consolidated subsidiaries are eliminated in the consolidation process.

   Also see Note 11, Minority Interest Financing, for additional related party information.

                            DUKE ENERGY CORPORATION

15. Quarterly Financial Data (Unaudited)

                                              First  Second   Third  Fourth
                                             Quarter Quarter Quarter Quarter  Total
                                             ------- ------- ------- ------- -------
                                                           In millions
2001
Operating revenues.......................... $14,400 $12,956 $13,075 $ 8,049 $48,480
Operating income............................     889     628   1,024     523   3,064
EBIT........................................     899     656   1,041     527   3,123
Income before cumulative effect of change in
  accounting principle......................     388     314     530     193   1,425
Net income..................................     319     314     530     193   1,356

2000
Operating revenues.......................... $ 6,179 $ 7,919 $13,011 $12,822 $39,931
Operating income............................     404     405     891     548   2,248
EBIT........................................     431     414     904     582   2,331
Net income..................................     185     123     421     197     926

   During the fourth quarter of 2001, the Company recorded a $19 million provision for non-collateralized accounting exposure to Enron.

16. Subsequent Events

   On January 31, 2002, the Company announced the planned sale of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier) for approximately $84 million. Two components of DE&S are not part of the sale. The Company will establish Duke Energy - Energy Delivery Services, formed by the power delivery services component of DE&S, which will continue to supply power delivery solutions to customers. Leadership of the U.S. Department of Energy Mixed Oxide Fuel project will also remain with the Company. The transaction will require a Hart Scott Rodino filing and is expected to close in the second quarter of 2002.

   On March 13, 2002, the Company announced the planned sale of DukeSolutions to Ameresco, Inc. The Company expects to close the transaction during the second quarter 2002 and record a loss of approximately $20 million.

                           DUKE CAPITAL CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                    Additions
                                               -----------------
                                    Balance at            Charged                 Balance at
                                    Beginning  Charged to to Other                  End of
                                    of Period   Expense   Accounts  Deductions(b)   Period
                                    ---------- ---------- --------  ------------- ----------
                                                          In millions
   Allowance for Doubtful Accounts.    $187       $158     $   4        $ 94         $255
   Other(a)........................     283        199        60         222          320
                                       ----       ----     -----        ----         ----
December 31, 2001:.................    $470       $357     $  64(c)     $316         $575

   Allowance for Doubtful Accounts.    $ 37       $154     $   8        $ 12         $187
   Other(a)........................     215         41       100          73          283
                                       ----       ----     -----        ----         ----
December 31, 2000:.................    $252       $195     $ 108(d)     $ 85         $470

   Allowance for Doubtful Accounts.    $ 24       $ 15     $   6        $  8         $ 37
   Other(a)........................      99        119        54          57          215
                                       ----       ----     -----        ----         ----
December 31, 1999:.................    $123       $134     $ 60 (d)     $ 65         $252

--------
(a) Principally litigation and other reserves, included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

(b) Principally cash payments and reserve reversals.

(c) Principally reserves for construction costs, and litigation and other reserves assumed in business acquisitions.

(d) Principally litigation and other reserves assumed in business acquisitions.

                         INDEPENDENT AUDITORS' REPORT

Duke Capital Corporation:

   We have audited the accompanying consolidated balance sheets of Duke Capital Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Charlotte, North Carolina
February 19, 2002 (March 14, 2002 as to the acquisition of Westcoast Energy, Inc. described in Note 2 and as to the planned sale of DukeSolutions, Inc. described in Notes 3 and 16)

                    Responsibility for Financial Statements

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

   The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and an internal audit program augment the Company's accounting controls.

/S/ KEITH G. BUTLER
Keith G. Butler
Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

        Consolidated Financial Statements

          Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Common Stockholder's Equity and
              Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

        Quarterly Financial Data (unaudited) (included in Note 15 to the Consolidated Financial Statements)

         Consolidated Financial Statement Schedule II - Valuation and
          Qualifying Accounts and Reserves for the Years Ended December 31, 2001, 2000 and 1999

        Independent Auditors' Report

   All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

   (b) Reports on Form 8-K

   The Company filed no reports on Form 8-K during the fourth quarter of 2001.

   (c) Exhibits

   Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.                                            Description
-----------                                            -----------
   2.1      Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke
            Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy
            Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001,
            File No. 1-4928, as Exhibit 10.7).

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

Exhibit No.                                           Description
-----------                                           -----------

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

   10.6     First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among
            Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC
            (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A
            (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27,
            2000).

   10.7     Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company,
            Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services
            Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A
            (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).

   10.8     Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services,
            LLC by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of March 31, 2000 (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC, File
            No. 000-31095, filed July 20, 2000).

   10.9     First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips
            Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke
            Energy Field Services Corporation (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field
            Services LLC, File No. 000-31095, filed July 20, 2000).

   10.10    $537,500,000 364-Day Credit Agreement dated as of April 19, 2001, among Duke Capital
            Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with
            Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
            No. 1-4928, as Exhibit 10.1).

   10.11    $537,500,000 Three-Year Credit Agreement dated as of April 19, 2001, among Duke Capital
            Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with
            Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
            No. 1-4928, as Exhibit 10.2).

   10.12    $550,000,000 364-Day Credit Agreement dated as of August 20, 2001, among Duke Capital
            Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent
            (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001,
            File No. 1-4928, as Exhibit 10.3).

Exhibit No.                                         Description
-----------                                         -----------

   10.13... $550,000,000 Three-Year Credit Agreement dated as of August 20, 2001, among Duke Capital
            Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent
            (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001,
            File No. 1-4928, as Exhibit 10.4).

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002
                                 DUKE CAPITAL CORPORATION
                                 (registrant)

                                 By:    /S/  RICHARD B. PRIORY
                                     -----------------------------
                                            Richard B. Priory
                                            Chairman of the Board
                                     and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   (i) Principal executive officer:


     /S/  RICHARD B. PRIORY
  -------------------------
         Richard B. Priory
         Chairman of the
  Board and President

  (ii) Principal financial officer:


     /S/  ROBERT P. BRACE
  -------------------------
         Robert P. Brace
         Vice President and
  Chief Financial Officer

 (iii) Principal accounting officer:


     /S/  KEITH G. BUTLER
  -------------------------
         Keith G. Butler
         Controller

  (iv) Directors:


     /S/  RICHARD B. PRIORY
  -------------------------
         Richard B. Priory


     /S/  HARVEY J. PADEWER
  -------------------------
         Harvey J. Padewer


     /S/  FRED J. FOWLER
  -------------------------
         Fred J. Fowler


     /S/  ROBERT P. BRACE
  -------------------------
         Robert P. Brace


     /S/  RICHARD P. OSBORNE
  --------------------------
         Richard P. Osborne

Date: March 28, 2002