Form 10-Q
period 2003-03-31
DUKE CAPITAL CORP
filed 2003-05-16
CIK 1051116

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

For Quarter Ended March 31, 2003                  Commission File Number 0-23977


                            DUKE CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


               Delaware                                     51-0282142
   (State or Other Jurisdiction                           (IRS Employer
         of Incorporation)                             Identification No.)


                             526 South Church Street
                            Charlotte, NC 28202-1904
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  704-594-6200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ( ) No (x)

All of the Registrant's common shares are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at April 30,
2003........1,010

================================================================================

                            DUKE CAPITAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX

Item                                                                                                          Page
----                                                                                                          ----
                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements ..................................................................................   1
         Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002 ..............   1
         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ............................   2
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 ..........   4
         Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003
           and 2002 ........................................................................................   5
         Notes to Consolidated Financial Statements ........................................................   6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition .................  23
3.   Quantitative and Qualitative Disclosures about Market Risk ............................................  33
4.   Controls and Procedures ...............................................................................  33


                                             PART II. OTHER INFORMATION

1.   Legal Proceedings .....................................................................................  34
6.   Exhibits and Reports on Form 8-K ......................................................................  34
     Signatures ............................................................................................  35

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital Corporation's reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other similar words. Those statements represent the Company's intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company's control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

    . State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries
    . The outcomes of litigation and regulatory investigations, proceedings or inquiries
    . Industrial, commercial and residential growth in the Company's service territories
    .  The weather and other natural phenomena
    . The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates
    . General economic conditions, including any potential effects arising from terrorist attacks, the situation in Iraq and any consequential hostilities or other hostilities
    . Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control

    . The results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by various factors, including the Company's credit ratings and general economic conditions
    . Lack of improvement or further declines in the market prices of equity securities and resultant cash funding requirements for the Company's defined benefit pension plans
    . The level of creditworthiness of counterparties to the Company's transactions
    . The amount of collateral required to be posted from time to time in the Company's transactions
    . Growth in opportunities for the Company's business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other infrastructure projects
    . The performance of electric generation, pipeline and gas processing facilities
    . The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets and
    . The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

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

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2003        2002
                                                                        --------    --------
                                                                                   (Restated)
Operating Revenues
      Sales of natural gas and petroleum products                       $  3,404    $  1,009
      Transportation and storage of natural gas                              436         326
      Electric generation                                                    518         494
      Trading and marketing net (loss) margin                                (59)        202
      Other                                                                  144         177
                                                                        --------    --------
           Total operating revenues                                        4,443       2,208
                                                                        --------    --------

Operating Expenses
      Natural gas and petroleum products purchased                         3,020         907
      Purchased power                                                        122         144
      Other operation and maintenance                                        409         569
      Depreciation and amortization                                          267         188
      Property and other taxes                                                67          61
                                                                        --------    --------
           Total operating expenses                                        3,885       1,869
                                                                        --------    --------
Operating Income                                                             558         339
                                                                        --------    --------

Other Income and Expenses
      Equity in earnings of unconsolidated affiliates                         34           9
      Gains on sale of equity investments                                     14          14
      Other income and expenses, net                                          23          56
                                                                        --------    --------
           Total other income and expenses                                    71          79

Interest Expense                                                             278         140
Minority Interest Expense                                                     41          21
                                                                        --------    --------
Earnings Before Income Taxes                                                 310         257
Income Taxes                                                                 103          83
                                                                        --------    --------
Income Before Cumulative Effect of Change in Accounting Principles           207         174
Cumulative Effect of Change in Accounting Principles, net of tax             (52)         --
                                                                        --------    --------
Net Income                                                              $    155    $    174
                                                                        ========    ========

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                        March 31,
                                                                          2003       December 31,
                                                                       (unaudited)       2002
                                                                       -----------   ------------
ASSETS
Current Assets
    Cash and cash equivalents                                          $       972   $        814
    Receivables                                                              7,322          6,549
    Inventory                                                                  494            666
    Unrealized gains on mark-to-market and hedging transactions              2,189          2,013
    Other                                                                      852            717
                                                                       -----------   ------------
       Total current assets                                                 11,829         10,759
                                                                       -----------   ------------

Investments and Other Assets
    Investments in unconsolidated affiliates                                 2,110          2,074
    Goodwill, net of accumulated amortization                                3,730          3,747
    Notes receivable                                                           463            589
    Unrealized gains on mark-to-market and hedging transactions              2,151          2,173
    Other                                                                    2,081          2,156
                                                                       -----------   ------------
       Total investments and other assets                                   10,535         10,739
                                                                       -----------   ------------

Property, Plant and Equipment
    Cost                                                                    30,022         29,238
    Less accumulated depreciation and amortization                           4,205          4,026
                                                                       -----------   ------------
       Net property, plant and equipment                                    25,817         25,212
                                                                       -----------   ------------

Regulatory Assets and Deferred Debits                                          918            855
                                                                       -----------   ------------
Total Assets                                                           $    49,099   $     47,565
                                                                       ===========   ============

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                        March 31,
                                                                           2003      December 31,
                                                                       (unaudited)      2002
                                                                       -----------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                 $     6,763   $      5,647
      Notes payable and commercial paper                                     1,060            683
      Taxes accrued                                                            239             --
      Interest accrued                                                         236            236
      Current maturities of long-term debt                                     670          1,148
      Unrealized losses on mark-to-market and hedging transactions           1,828          1,744
      Other                                                                  1,582          1,538
                                                                       -----------   ------------
           Total current liabilities                                        12,378         10,996
                                                                       -----------   ------------

Long-term Debt                                                              15,456         15,703
                                                                       -----------   ------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                  3,324          3,222
      Unrealized losses on mark-to-market and hedging transactions           1,307          1,439
      Other                                                                  1,556          1,395
                                                                       -----------   ------------
           Total deferred credits and other liabilities                      6,187          6,056
                                                                       -----------   ------------

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Capital Corporation                                        825            825
                                                                       -----------   ------------

Minority Interests                                                           1,640          1,904
                                                                       -----------   ------------

Common Stockholder's Equity
      Common stock, no par, 3,000 shares authorized,
           1,010 shares outstanding                                             --             --
      Paid-in capital                                                        7,633          7,545
      Retained Earnings                                                      4,906          4,748
      Accumulated other comprehensive income (loss)                             74           (212)
                                                                       -----------   ------------
           Total common stockholder's equity                                12,613         12,081
                                                                       -----------   ------------


Total Liabilities and Stockholder's Equity                             $    49,099   $     47,565
                                                                       ===========   ============

                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $    155    $    174
  Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                                 267         190
       Cumulative effect of change in accounting principle                            52          --
       Gains on sales of equity investment                                           (14)        (14)
       Deferred income taxes                                                          14         (40)
       (Increase) decrease in
         Net realized and unrealized mark-to-market and hedging transactions        (105)        233
         Receivables                                                                (933)      1,882
         Inventory                                                                   167          90
         Other current assets                                                       (196)       (201)
       Increase (decrease) in
         Accounts payable                                                          1,116        (510)
         Taxes accrued                                                               231           9
         Other current liabilities                                                   101        (600)
       Other, assets                                                                  (3)        159
       Other, liabilities                                                            131        (186)
                                                                                --------    --------
         Net cash provided by operating activities                                   983       1,186
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net of cash acquired                                        (442)     (1,023)
  Investment expenditures                                                            (77)       (319)
  Acquisition of Westcoast Energy Inc., net of cash acquired                          --      (1,690)
  Proceeds from the sales of subsidiaries, equity investments and assets             226          23
  Notes receivable                                                                    80           7
  Other                                                                              144          (8)
                                                                                --------    --------
         Net cash used in investing activities                                       (69)     (3,010)
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt                                       117       1,352
  Payments for the redemption of long-term debt                                     (582)       (406)
  Net change in notes payable and commercial paper                                  (141)        612
  Contributions from minority interests                                              593         733
  Distributions to minority interests                                               (837)       (825)
  Capital contributions from parent                                                  100         250
  Other                                                                               (6)        (29)
                                                                                --------    --------
         Net cash (used in) provided by financing activities                        (756)      1,687
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                                 158        (137)
Cash and cash equivalents at beginning of period                                     814         263
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $    972    $    126
                                                                                ========    ========

Supplemental Disclosures
  Cash paid for interest, net of amount capitalized                             $    275    $     91
  Cash (refund of) paid for income taxes                                        $    (43)   $     73

  Acquisition of Westcoast Energy Inc.
    Fair value of assets acquired                                               $     --    $  9,487
    Liabilities assumed, including debt and minority interests                        --       8,382
    Capital contribution from parent from issuance of Duke Energy common stock        --       1,797

                 See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                       2003        2002
                                                                     --------    --------
Net Income                                                           $    155    $    174

Other comprehensive income
    Foreign currency translation adjustment                               164         (24)
    Net unrealized gains on cash flow hedges                              269         435
    Reclassification into earnings                                        (90)       (197)
                                                                     --------    --------
Other comprehensive income, before income taxes                           343         214
Income tax expense related to items of other comprehensive income         (57)        (75)
                                                                     --------    --------
        Total other comprehensive income                                  286         139
                                                                     --------    --------

Total Comprehensive Income                                           $    441    $    313
                                                                     ========    ========

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

Duke Capital Corporation (collectively with its subsidiaries, the Company) is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent of certain of Duke Energy's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts its operations through the business segments described below.

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the East Coast and Southern U.S., and in Canada. Natural Gas Transmission also provides gas sales and distribution service to retail customers in Ontario and Western Canada, and gas gathering and processing services to customers in Western Canada. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy Gas Transmission's natural gas transmission and storage operations in the U.S. are subject to the Federal Energy Regulatory Commission's (FERC's) and the Texas Railroad Commission's rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the rules and regulations of the National Energy Board, the Ontario Energy Board and the British Columbia Utilities Commission.

Field Services gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and produces, transports, trades and markets, and stores natural gas liquids. It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by ConocoPhillips and approximately 70% owned by the Company. Field Services gathers natural gas from production wellheads in Western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Western Canadian Sedimentary Basin, Rocky Mountain, Permian Basin, Mid-Continent and East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas.

Duke Energy North America (DENA) develops, operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power. DENA conducts business throughout the U.S. and Canada through Duke Energy North America, LLC and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by ExxonMobil Corporation and approximately 60% owned by the Company. On April 11, 2003, the Company announced that it will discontinue proprietary trading at DENA.

International Energy develops, operates and manages natural gas transportation and power generation facilities, and engages in sales and marketing of natural gas and electric power outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC and its activities target power generation in Latin America, power generation and natural gas transmission in Asia-Pacific, and natural gas marketing in Northwest Europe.

Beginning in 2003, the business segments formally known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations. Other Operations is composed of diverse businesses, operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet), Duke Capital Partners, LLC (DCP), Duke/Fluor Daniel (D/FD) and Energy Delivery Services
(EDS). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the Southeastern and Southwestern U.S. DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. DCP, a wholly owned merchant finance company, provides debt and equity capital and financial advisory services primarily to the energy industry. In March 2003, the Company announced that it will exit the merchant finance business at DCP in an orderly manner. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between the Company and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. EDS is an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects.

2. Summary of Significant Accounting Policies

Restatement. As previously disclosed, in the third quarter of 2002, the Company adopted the preliminary conclusions of Emerging Issues Task Force (EITF) Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities." As a result, the Company began presenting the gains and losses from its energy trading activities on a net basis as Trading and Marketing Net Margin on its Consolidated Statements of Income in its Form 10-Q for the quarter ended September 30, 2002. In Note 17 to the Company's 2002 Consolidated Financial Statements, operating revenues for each of the quarterly periods during the year ended December 31, 2002 were reported as if the change in presentation required by EITF Issue No. 02-03 had been in effect as of the beginning of each period presented.

In connection with the preparation of the consolidated March 31, 2003 financial statements and Form 10-Q, the Company determined that its operating revenues and operating expenses for the three months ending March 31, 2002 were overstated by approximately $800 million. As a result, the accompanying consolidated income statement for the three month period ending March 31, 2002 has been restated from the amounts previously reported. This adjustment has no impact on the Company's operating income, net income or cash flows for that period.

The following table shows how the first quarter 2002 income statement has been restated.

-------------------------------------------------------------------------------------------------------------
Restatement of March 31, 2002 Operating Revenue (in millions)
-------------------------------------------------------------------------------------------------------------
                           As Previously Reported
                                in Note 17 of the
                                 Company's 2002     Reclassification of
                           Consolidated Financial     Gain on Sale of        Restatement
                                 Statements          Equity Investment        Adjustment       As Restated
                          -----------------------------------------------------------------------------------
Operating Revenue                   $3,023                   $(14)              $(801)             $2,208
-------------------------------------------------------------------------------------------------------------

The Company expects to file an amended December 31, 2002 Form 10-K as soon as practicable. The Company expects the impacts of the restatement to result in a reduction in operating revenues and operating expenses of approximately $600 million for 2002, $900 million for 2001 and $800 million for 2000. These adjustments have no impact on the Company's operating income, net income or cash flows for the respective periods.

These adjustments have no impact on Duke Energy's reported financials.

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units and other factors.

Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could be different from those estimates.

Inventory. Inventory, except inventory held for trading, consists primarily of materials and supplies, natural gas and natural gas liquid products held in storage for transmission, processing and sales commitments. This inventory is recorded at the lower of cost or market value, primarily using the average cost method. The following table shows the components of inventory.

--------------------------------------------------------------------------------
Inventory (in millions)
--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      2003             2002
                                                    ----------------------------
Materials and supplies                              $  382          $    498
Petroleum products                                      56                83
Gas stored underground                                  43                71
Gas used in operations                                  13                14
                                                    ----------------------------
     Total inventory                                $  494          $    666
--------------------------------------------------------------------------------

Accounting for Risk Management and Trading Activities. All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Prior to the implementation of the remaining provisions of EITF Issue No. 02-03 on January 1, 2003, certain non-derivative energy trading contracts were also recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. See the Cumulative Effect of Changes in Accounting Principles section below for further discussion of the implementation of the provisions of Issue No. 02-03.

Effective January 1, 2003, in connection with the implementation of the remaining provisions of Issue No. 02-03, the Company designates each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or a normal purchase or sale contract, while certain non-trading derivatives remain undesignated. Derivatives related to marketing and other risk management activities are designated as non-trading. Derivatives designated as trading primarily relate to the Company's proprietary trading activities. As discussed above the Company has announced it is discontinuing proprietary trading at DENA (See Note 1).

The Company accounts for both trading and undesignated non-trading derivatives using the mark-to-market accounting method and uses the accrual method for its other derivatives. EITF Issue No. 02-03 requires realized and unrealized gains and losses on all derivative instruments designated as trading to be shown on a net basis in the income statement, but does not provide guidance on the income statement presentation of gains and losses on undesignated non-trading derivatives. EITF Issue No. 02-L, "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes," is currently an open issue for the EITF and any consensus reached on this issue may require changes in the Company's presentation of non-trading gains and losses. Gains and losses on non-derivative energy trading contracts are presented on a gross or net basis in connection with the guidance in Issue No. 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent."

For each of the non-trading derivative categories identified above, the Company reports gains and losses in the Consolidated Statements of Income as follows:

..    Gains and losses relating to non-trading derivatives designated as cash flow or fair value hedges are reported on a gross basis, upon settlement, in the same income statement category as the related hedged item.

..    Gains and losses relating to normal purchase or sale contracts are reported on a gross basis upon settlement.

..    Gains and losses from undesignated non-trading physical derivatives that are entered into and settled during the same month, which primarily relate to the Company's natural gas wholesale marketing operations, are reported on a gross basis.

..    Gains and losses from all other undesignated non-trading derivatives are reported on a net basis in Trading and Marketing Net Margin.

Prior to January 1, 2003, unrealized and realized gains and losses on all energy trading contracts, as defined in Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", which included many derivative and non-derivative instruments, were presented on a net basis in Trading and Marketing Net Margin in the Consolidated Statements of Income. While the income statement presentation of gains and losses for each category of non-trading derivatives, as described above, remained consistent from 2002 to 2003, the definition of a trading and non-trading instrument changed from Issue No. 98-10 to Issue No. 02-03. Under EITF Issue No. 98-10, all energy derivative and non-derivative contracts were considered to be trading that were entered into by an entity's energy trading operations, while under EITF Issue No. 02-03 an assessment is performed for each contract and only those individual derivative contracts that are entered into with the intent of generating profits on short-term differences in price are considered to be trading. As a result, a significant number of derivatives previously classified as trading under EITF Issue No. 98-10 became classified as non-trading as of January 1, 2003.

Other Current Liabilities. Through master collateral agreements, counterparties must post cash collateral to the Company and its affiliates for exposure in excess of a contractual threshold. The receipt of cash by the Company creates a current liability on the Consolidated Balance Sheets for the amount received. The amount of this current liability was approximately $650 million as of March 31, 2003 and approximately $355 million as of December 31, 2002 and is included in Other Current Liabilities on the Consolidated Balance Sheets.

Goodwill. The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2003.

-----------------------------------------------------------------------------------------------------------
Goodwill (in millions)
-----------------------------------------------------------------------------------------------------------
                                       Balance             Acquired                              Balance
                                  December 31, 2002        Goodwill          Other /a/        March 31, 2003
                                  -------------------------------------------------------------------------
Natural Gas Transmission               $ 2,760             $      -         $   (20)            $2,740
Field Services                             481                    -               4                485
Duke Energy North America                  100                    -               -                100
International Energy                       246                    -              (1)               245
Other Operations                             6                    -               -                  6
Other                                      154                    -               -                154
                                 --------------------------------------------------------------------------
   Total consolidated                  $ 3,747             $      -         $   (17)            $3,730
-----------------------------------------------------------------------------------------------------------

/a/ Amounts consist primarily of foreign currency adjustments and purchase price adjustments to prior year acquisitions.

Guarantees. The Company accounts for guarantees and related contracts, for which it is the guarantor, under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, the Company recognizes a liability at the estimated fair value of the obligation it assumes under that guarantee. The Company relieves the obligation over the term of the guarantee or related contract in a systematic and rational method. Any additional contingent loss for guarantee contracts is accounted for and recognized in accordance with SFAS No. 5, "Accounting for Contingencies."

Accumulated Other Comprehensive (Loss) Income. The following table shows the components of and changes in accumulated other comprehensive income (loss).

--------------------------------------------------------------------------------------------------------------
Accumulated Other Comprehensive (Loss) Income (in millions)
--------------------------------------------------------------------------------------------------------------
                                                                 Net                             Accumulated
                                                Foreign       Unrealized      Minimum Pension       Other
                                               Currency      Gains on Cash       Liability      Comprehensive
                                             Adjustments      Flow Hedges       Adjustment          Loss
                                           ------------------------------------------------------------------
Balance as of December 31, 2002              $(653)             $455             $(14)            $(212)
Other comprehensive income changes
  during the quarter (net of taxes of
  $57)                                         164               122                -               286
                                           ------------------------------------------------------------------
Balance as of March 31, 2003                 $(489)             $577             $(14)            $  74
                                           ------------------------------------------------------------------

Cumulative Effect of Change in Accounting Principles. As of January 1, 2003, the Company adopted the remaining provisions of EITF Issue No. 02-03 and SFAS No. 143, "Accounting for Asset Retirement Obligations.". In accordance with the transition guidance for these standards, the Company recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $52 million as a reduction in earnings. See additional discussion of the cumulative effect adjustment below.

In October 2002, the EITF reached a final consensus on EITF Issue No. 02-03. Primarily, the final consensus provided for (1) the rescission of the consensus reached on EITF Issue No. 98-10, (2) the reporting of gains and losses on all derivative instruments considered to be held for trading purposes to be shown on a net basis in the income statement, and (3) gains and losses on non-derivative energy trading contracts to be similarly presented on a gross or net basis, in connection with the guidance in Issue No. 99-19.

As a result of the consensus on EITF Issue No. 02-03, all non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed on October 25, 2002 and inventories that were recorded at fair values have been adjusted to historical cost via a cumulative effect adjustment of $42 million (net of tax and minority interest) that reduced first quarter 2003 earnings. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods and, therefore, the Company did not change the 2002 classification of operating revenue and operating expense amounts.

In June 2001, the FASB issued SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. For obligations related to non-regulated operations, a cumulative effect adjustment of $10 million (net of tax and minority interest) was recorded in the first quarter of 2003, as a reduction in earnings. (For a full discussion of asset retirement obligations, see Note 6.)

New Accounting Standards. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In June 2002, the FASB issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment and when a derivative contains a financing component, and amends the definition of the term underlying to conform it to language used in FIN 45. In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied to hedging relationships on a prospective basis. The Company is currently assessing the impact SFAS No. 149 will have on its consolidated results of operations, cash flows and financial position.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities. The Company has not identified any variable interest entities created, or interests in variable entities obtained, after January 31, 2003 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. It is reasonably possible that the Company will disclose information about a variable interest entity upon the application of FIN 46, primarily as the result of investments it has in certain unconsolidated affiliates. Any significant exposure to losses related to these entities would be related to guarantee obligations as discussed in Note 9. The Company continues to assess FIN 46 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified to conform to current classifications.

3.   Business Acquisitions

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

On March 14, 2002, the Company acquired Westcoast Energy Inc (Westcoast) for approximately $8 billion, including the assumption of $4.7 billion of debt. The Westcoast acquisition was accounted for using the purchase method, and goodwill of approximately $2.3 billion was recorded in the transaction, of which approximately $57 million is expected to be deductible for income tax purposes. Of the $57 million, $52 million was allocated for tax purposes to Empire State Pipeline which was sold in February 2003.

During the first quarter of 2003, the Company recorded additional purchase price adjustments as information regarding the assets acquired became available, including adjustments related to the sale of Empire State Pipeline to National Fuel Gas Company. The purchase price amounts in the following table reflect the additional purchase price adjustments and the adjustments for the sale of Empire State Pipeline.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

-----------------------------------------------------------------
Purchase Price Allocation for Westcoast Acquisition (in millions)
-----------------------------------------------------------------

Current assets                                            $ 2,050
Investments and other assets                                1,207
Goodwill                                                    2,253
Property, plant and equipment                               4,991
Regulatory assets and deferred debits                         809
                                                          -------
      Total assets acquired                                11,310
                                                          -------

Current liabilities                                         1,655
Long-term debt                                              4,132
Deferred credits and other liabilities                      1,662
Minority interests                                            560
                                                          -------
     Total liabilities assumed                              8,009
                                                          -------
     Net assets acquired                                  $ 3,301
-----------------------------------------------------------------

Operating revenues would have been $2,526 million and net income would have been $211 million as of the period ended March 31, 2002 if the Westcoast acquisition had taken place at the beginning of the period ended March 31, 2002.

4.   Business Segments

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

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (in millions)
------------------------------------------------------------------------
                                                    Three Months Ended
                                                        March 31,
                                              --------------------------
                                                  2003            2002
                                              --------------------------
Operating income                                  $558            $339
Other income and expenses                           71              79
                                              --------------------------
EBIT                                              $629            $418
------------------------------------------------------------------------

EBIT may be viewed as a non-GAAP measure under the rules of the Securities and Exchange Commission (SEC). The Company has included EBIT in its disclosures because it is the primary performance measure used by management to evaluate total company and segment performance. On a segment basis, it includes all profits (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Management believes EBIT is a good indicator of each segment's operating performance, as it represents the results of the Company's ownership interests in operations without regard to financing methods or capital structure. As an indicator of the Company's operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. The Company's EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Cash and cash equivalents are managed centrally by the Company. Since the business units do not manage these items, the gains and losses on foreign currency remeasurement associated with such cash balances and third party interest income on these balances are excluded from the segments' EBIT.

In the accompanying table, EBIT includes the profit on intersegment sales at prices management believes are representative of arms' length transactions. The line item "Other" primarily includes certain unallocated corporate costs.

---------------------------------------------------------------------------------------------------------
Business Segment Data (in millions)
---------------------------------------------------------------------------------------------------------
                                                                                                Capital
                                                                               Depreciation       and
                               Unaffiliated  Intersegment     Total                and        Investment
                                Revenues       Revenues     Revenues   EBIT   Amortization   Expenditures
                               --------------------------------------------------------------------------
Three Months Ended
March 31, 2003
Natural Gas Transmission          $   879     $     89      $   968      $423    $  96           $   198
Field Services                      1,968          504        2,472        33       78                31
Duke Energy North America           1,133           88        1,221        21       58               160
International Energy                  382            -          382        54       25                25
Other Operations                       80            1           81        20        7                61
Other                                   1            2            3        34        3                44
Eliminations and
   minority interests                   -         (684)        (684)       46        -                 -
Third party interest income             -            -            -         3        -                 -
Foreign currency loss                   -            -            -        (5)       -                 -
                               -------------------------------------------------------------------------
Total consolidated                $ 4,443     $      -      $ 4,443      $629    $ 267           $   519
                               -------------------------------------------------------------------------
Three Months Ended
March 31, 2002
Natural Gas Transmission          $   422     $     28      $   450      $266    $  54           $ 2,020
Field Services                        932          202        1,134        35       74               110
Duke Energy North America             437         (181)         256        46       29               736
International Energy                  288            1          289        57       23                81
Other Operations                      129           34          163         4        5               126
Other                                   -           (4)          (4)      (49)       3                36
Eliminations and
   minority interests                   -          (80)         (80)       14        -                 -
Third party interest income             -            -            -        36        -                 -
Foreign currency gain                   -            -            -         9        -                 -
Cash acquired in acquisitions           -            -            -         -        -               (77)
                               -------------------------------------------------------------------------
Total consolidated                $ 2,208     $      -      $ 2,208      $418    $ 188           $ 3,032
                               =========================================================================

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

-----------------------------------------------------------------------
Segment Assets (in millions)
-----------------------------------------------------------------------
                                            March 31,      December 31,
                                              2003           2002
                                            ---------------------------
Natural Gas Transmission                     $16,049         $15,168
Field Services                                 7,705           6,992
Duke Energy North America                     17,683          16,272
International Energy                           5,779           5,804
Other Operations                               2,123           2,316
Other, net of eliminations                      (240)          1,013
                                            ---------------------------
   Total consolidated                        $49,099         $47,565
                                            ===========================

5.   Regulatory Matters

Regulatory Assets and Liabilities. In the first quarter of 2003, the Company adopted SFAS No. 143, which applies to legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs (see Note 6). Certain of the Company's regulated operations recognize some removal costs as a component of accumulated depreciation for property that does not have an associated legal retirement obligation, in accordance with regulatory treatment. As of March 31, 2003, the amount of accumulated depreciation on the Consolidated Balance Sheet related to this regulatory liability is approximately $15 million.

6.   Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Asset retirement obligations at the Company relate primarily to the retirement of certain gathering pipelines and processing facilities, the retirement of some gas-fired power plants, obligations related to right-of-way agreements and contractual leases for land use.

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

In accordance with SFAS No. 143, the Company identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable. These assets included on-shore and some off-shore pipelines, certain processing plants and distribution facilities and some gas-fired power plants. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

Certain of the Company's regulated operations recognize some removal costs as a component of depreciation in accordance with regulatory treatment. While these amounts will remain in accumulated depreciation, to the extent they do not represent SFAS No. 143 legal retirement obligations, they are disclosed as part of the regulatory matters footnote (see Note 5).

SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and was adopted by the Company on January 1, 2003. As of January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in total assets of $43 million, consisting primarily of an increase in net property, plant and equipment. Liabilities increased by $53 million, primarily representing the establishment of an asset retirement obligation liability of $69 million, reduced by the amount that was already recorded for cost of removal. For obligations related to non-regulated operations, a net-of-tax cumulative effect of a change in accounting principle adjustment of $10 million was recorded in the first quarter of 2003 as a reduction in earnings.

The following table shows the asset retirement obligation liability as though SFAS No. 143 had been in effect for the three prior years.

-----------------------------------------------------------------------
Pro forma Asset Retirement Obligation Liability   (in millions)
-----------------------------------------------------------------------
January 1, 2000                                      $19
December 31, 2000                                     37
December 31, 2001                                     46
December 31, 2002                                     69
-----------------------------------------------------------------------

The pro-forma net income effect of adopting SFAS No. 143 is not shown due to its immaterial impact.

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table shows the reconciliation of the asset retirement obligation liability for the quarter ended March 31, 2003.

--------------------------------------------------------------------------------
Reconciliation of Asset Retirement Obligation Liability for the Quarter Ended March 31, 2003 (in millions)
--------------------------------------------------------------------------------
Balance as of January 1, 2003                                           $69
Accretion expense                                                         2
Other                                                                     1
                                                                ----------------
Balance as of March 31, 2003                                            $72
--------------------------------------------------------------------------------

7.   Debt and Credit Facilities

In the first quarter of 2003, $500 million of the Company's commercial paper that had been included in Long-term Debt on the December 31, 2002 Consolidated Balance Sheet was reclassified on the March 31, 2003 Consolidated Balance Sheet to Notes Payable and Commercial Paper. This reclassification reflects from the Company's intention to no longer maintain an outstanding long-term portion of commercial paper.

In March 2003, DEFS entered into a $100 million funded short-term loan with Bank One, NA. This short-term loan matures in September 2003, and may be prepaid at any time. This short-term loan has an interest rate equal to, at DEFS' option, either (1) the London Interbank Offered Rate plus 1.35% per year or (2) the higher of (a) the Bank One, NA prime rate and (b) the Federal Funds rate plus 0.50% per year. DEFS does not plan to refinance this short-term loan when it matures.

Also in March 2003, DEFS closed a 364-day syndicated bank credit facility for $350 million to replace an expiring syndicated bank credit facility.

In March 2003, a wholly owned subsidiary of the Company, Duke Australia Finance Pty Ltd. closed a syndicated bank credit facility for 315 million Australian dollars (U.S. $190 million) to replace a syndicated bank credit facility that expired.

The following table summarizes the Company's credit facilities and related amounts outstanding as of March 31, 2003. The majority of the credit facilities support commercial paper programs. The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

--------------------------------------------------------------------------------
Credit Facilities Summary as of March 31, 2003 (in millions)
--------------------------------------------------------------------------------

                                                               Credit                   Amounts Outstanding
                                                                         -------------------------------------------------
                                                Expiration    Facilities  Commercial   Letters of      Other
                                                   Date        Available     Paper       Credit      Borrowings      Total
                                               ---------------------------------------------------------------------------
Duke Capital Corporation
------------------------
$500 Temporary bilateral/b, c/                   June 2003
$700 364-Day syndicated/a, b, c/                August 2003
$500 364-Day syndicated letter of credit/a,
  b, c, d/                                      April 2003
$142 364-Day bilateral/a, b, c/                 August 2003
$550 Multi-year syndicated/a, b, c/             August 2004
$538 Multi-year syndicated letter of credit
  /b, c/                                        April 2004
   Total Duke Capital Corporation                               $2,930       $679         $517              -       $1,196

Westcoast Energy Inc.
---------------------
$171 364-Day syndicated/a, b/                  December 2003
$136 Two-year syndicated/b/                    December 2004
   Total Westcoast Energy Inc./e/                                  307         23            -              -           23

Union Gas Limited
-----------------
$409 364-Day syndicated/f/                       July 2003         409          -            -              -            -

Duke Energy Field Services, LLC
-------------------------------
$350 364-Day syndicated/a, c, g/                March 2004         350         84            -              -           84

Duke Australia Finance Pty Ltd.
-------------------------------
$190 364-Day syndicated/h/                      March 2004         190          -            -              -            -
                         -
Duke Australia Pipeline Finance Pty Ltd.
----------------------------------------
$188 Multi-year syndicated/i/                  February 2005       188        134            -            209          343
                                                              ------------------------------------------------------------
Total                                                           $4,374       $920         $517           $209       $1,646
--------------------------------------------------------------------------------------------------------------------------

/a/ Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
/b/ Credit facility contains a covenant requiring the debt to total capitalization ratio to not exceed 65%.
/c/ Credit facility contains an interest coverage covenant of two and a half times or greater.
/d/ In April 2003, credit facility matured and was replaced with a $253 million 364-day syndicated letter of credit facility with an April 2004 expiration.
/e/ Credit facilities are denominated in Canadian dollars, and totaled 450 million Canadian dollars as of March 31, 2003.
/f/ Credit facility contains an option allowing up to 50% of the amount of the facility to be borrowed on the day of initial expiration for up to one year. Credit facility contains a covenant requiring the debt to total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 600 million Canadian dollars as of March 31, 2003.
/g/ Credit facility contains a covenant requiring the debt to total capitalization ratio to not exceed 53%.
/h/ Credit facility is guaranteed by the Company. Credit facility is denominated in Australian dollars, and was 315 million Australian dollars as of March 31, 2003.
/i/ Credit facility is guaranteed by the Company. Credit facility is denominated in Australian dollars, and totaled 312 million Australian dollars as of March 31, 2003. Duke Australia Pipeline Finance Pty Ltd. is a wholly owned subsidiary of Duke Energy.

In addition to the existing bank credit facilities, the Company has a separate option to borrow up to $250 million between June 30, 2003 and August 29, 2003. Any amounts borrowed under this option would be due no later than March 31, 2004. Also, the Company is currently maintaining a minimum cash position of $500 million to be used for short-term liquidity needs. This cash position is invested in highly rated, liquid, short-term money market securities.

As of March 31, 2003, the Company has approximately $2,400 million of credit facilities which mature in 2003. It is the Company's intent to significantly reduce its need for these facilities as the year progresses and thus resyndicate less than the total $2,400 million.

The Company's credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of March 31, 2003, the Company was in compliance with those covenants. In addition, certain of the agreements contain cross-acceleration provisions that may allow acceleration of payments or termination of the agreements upon nonpayment or acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries.

As of March 31, 2003, the Company and its subsidiaries had effective SEC shelf registrations for up to $1,000 million in gross proceeds from debt and other securities. As of March 31, 2003, the Company also had access to 950 million Canadian dollars (U.S. $648 million) available under Canadian shelf registrations for issuances in the Canadian market.

8.   Commitments and Contingencies

Litigation

Western Power Disputes. Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In December 2002, the presiding administrative law judge in the FERC refund proceedings issued his proposed findings with respect to the mitigated market clearing price, including his preliminary determinations of the refund liability of each seller of electricity in the California Independent System Operator (CAISO) and the California Power Exchange (CalPX). These proposed findings estimated that DETM has refund liability of approximately $95 million in the aggregate to both the CAISO and CalPX. This would be offset against the remaining receivables still owed to DETM by the CAISO and CalPX. The proposed findings were the presiding judge's estimates only, and are subject to further recalculation and adoption by the FERC in connection with its ongoing wholesale pricing investigation. (see Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation, Western Power Disputes, Other Proceedings," in the Company's Form 10-K for December 31, 2002 for additional information on these matters.) On March 3, 2003, various parties (including the California attorney general) filed at the FERC seeking modification of the FERC's refund orders and alleging that DETM and others manipulated wholesale electricity prices in periods prior to the initial refund period. DETM filed responses denying the California parties' allegations.

On March 26, 2003, the FERC issued staff recommendations relating to the FERC's investigation into the causes of high wholesale electricity prices in the Western U.S. during 2000 and 2001, and an order in the FERC's refund proceeding. The recommendations and order address, among other things: modifying the presiding judge's refund findings with respect to the gas price component and certain other components of the refund calculation; issuance of show cause orders related to certain energy trading practices; requiring trading entities to demonstrate that they have corrected their internal processes for reporting trading data to the Trade Press in order to continue selling natural gas at wholesale (see "Trading Matters" below); and establishing a ban on prearranged "round trip" trades as a condition of blanket certificates (see Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation, Trading Matters," in the Company's Form 10-K for December 31, 2002 for additional information on "round-trip" trading). On April 30, 2003, the FERC issued an order consistent with the FERC staff's March 26, 2003 recommendations directing Duke Energy and ten other companies to submit by June 16, 2003 written demonstrations regarding gas price reporting practices. Duke Energy continues to evaluate the staff recommendations and refund order to analyze the impact they might have on Duke Energy.

Related Litigation. In December 2002, plaintiffs filed class-action suits against Duke Energy and numerous other energy companies in state court in Oregon and in federal court in Washington state making allegations similar to those in the California suits. Plaintiffs allege they paid unreasonably high prices for electricity and/or natural gas during the time period from January 2000 to the present as a result of defendants' activities which were fraudulent, negligent and in violation of each state's business practices laws. Plaintiffs have sought to dismiss these two suits, and in April 2003 a new class action lawsuit was filed against Duke Energy and numerous other energy companies in state court in San Diego, California on behalf of purchasers of electric and/or natural gas energy residing in the states of Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona, and Montana. Plaintiffs claim that wholesale and retail pricing throughout the "West Coast Energy Market" is dominated by trading and pricing in California and allege that defendants, acting unilaterally and in concert with other energy companies, engaged in manipulation of the supply of energy into the California markets, resulting in artificially high electricity prices. Plaintiffs, also alleging that defendants' actions were in violation of California's antitrust and unfair business practices laws, seek actual and treble damages; restitution of funds acquired by unfair or unlawful means; an injunction prohibiting the defendants from engaging in the alleged unlawful activity; and other appropriate relief.

Trading Matters. In October 2002, the FERC issued a data request to the "Largest North American Gas Marketers, As Measured by 2001 Physical Sales Volumes (Bcf/d)," including DETM. In general, the data request asks for information concerning natural gas price data submitted by the gas marketers to publishers of natural gas price indices. DETM responded to the FERC's data request and is also responding to requests by the Commodities Future Trading Commission (CFTC) for similar information. The March 26, 2003 FERC staff recommendations (see "Western Power Disputes" above) included a report on the FERC's investigation regarding information provided to publications. The report noted that the practice in the Company's Salt Lake City office was to report actual transactions while the practice in the Houston office was to report a sense of the market while sometimes taking the Company's open positions into account. The FERC staff report also identified controls that should be implemented to address inaccurate reporting of information to trade publications. The Company has implemented the controls identified in the report. Management is unable to predict what, if any, action the FERC and the CFTC will take with respect to these matters.

Sonatrach/ Citrus Trading Corporation (Citrus). In a matter related to the Sonatrach arbitration (see Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation, Sonatrach," in the Company's Form 10-K for December 31, 2002), Citrus filed suit in March 2003 against Duke Energy LNG Sales, Inc. (Duke LNG) in the District Court of Harris County, Texas. The suit alleged that Duke LNG breached the parties' natural gas purchase contract (the Citrus Agreement) by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that as a result of Sonatrach's actions, Duke LNG experienced a loss of liquefied natural gas (LNG) supply that affects Duke LNG's obligations and termination rights under the Citrus Agreement. The Citrus petition seeks unspecified damages and a judicial determination that contrary to Duke LNG's position, Duke LNG has not experienced a loss of LNG supply. Duke LNG subsequently terminated the Citrus contract and filed a counterclaim in the Texas action asserting that Citrus breached the terms of the Citrus Agreement by, among other things, failing to provide sufficient security for the gas transactions. Citrus has denied that Duke LNG has the right to terminate the agreement. The Company continues to evaluate the claims at issue in this matter and intends to vigorously defend itself.

Enron Bankruptcy. In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additional affiliates have filed for bankruptcy since that date. Certain affiliates of Duke Energy engaged in transactions with various Enron entities prior to the bankruptcy filings. DETM was a member of the Official Committee of Unsecured Creditors in the bankruptcy cases which are being jointly administered, but as of February 2003, DETM resigned from the Official Committee of Unsecured Creditors in the Enron bankruptcy case. In 2001, the Company recorded a reserve to offset its exposure to Enron.

In mid-November 2002, various Enron trading entities demanded payment from DETM for certain energy commodity sales transactions without regard to the set-off rights of DETM and demanded that DETM detail balances due under certain master trading agreements without regard to the set-off rights of DETM. On December 13, 2002, DETM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff's right to set off its respective debts to Enron. The complaint alleges that the Enron affiliates were operated by Enron as its alter-ego and as components of a single trading enterprise, and that DETM should be permitted to exercise their respective rights of mutual set-off against the Enron trading enterprise under the Bankruptcy Code. The complaint also seeks the imposition of a constructive trust so that any claims by Enron against DETM are subject to the respective set-off rights of DETM. On April 17, 2003, DETM's adversary proceeding was dismissed by the bankruptcy judge for lack of standing. On April 30, 2003, DETM filed their notice of appeal of this decision.

Management believes that the final disposition of the Enron bankruptcy will have no material adverse effect on consolidated results of operations, cash flows or financial position.

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

9.   Guarantees and Indemnifications

The Company and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. The Company enters into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Mixed Oxide (MOX) Guarantees. Duke COGEMA Stone & Webster, LLC (DCS) is the prime contractor to the U.S. Department of Energy (DOE) under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of their respective excess weapon-grade plutonium by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of March 31, 2003, the Company, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS. Additionally, Duke Power, an affiliate of the Company, has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare its McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to purchase MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

As required under the Prime Contract, DPSG and the other owners of DCS have issued a guarantee to the DOE (the DOE Guarantee) pursuant to which the owners of DCS jointly and severally guarantee to the DOE all of DCS' payment and performance obligations under the Prime Contract. The Prime Contract consists of a "Base Contract" phase and three optional phases. The DOE has the right to extend the term of the Prime Contract to cover the three optional phases on a sequential basis, subject to DCS and DOE reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Each of the three option phases will be negotiated separately, as the time for exercising each option phase becomes due under the Prime Contract. If the DOE does not exercise its right to extend the term of the Prime Contract to cover any or all of the optional phases, DCS' performance obligations under the Prime Contract will end upon completion of the then-current performance phase. Under the Base Contract phase, which covers the design of the MOX FFF and design modifications to the Nuclear Reactors, DCS is to receive cost reimbursement plus a fixed fee. The first option phase includes construction and cold startup of the MOX FFF and modification of the Nuclear Reactors, and provides for DCS to receive cost reimbursement plus an incentive fee. The second option phase provides for taking the MOX FFF from cold to hot startup, operation of the MOX FFF, and irradiation of the MOX fuel in the Nuclear Reactors. For the second option phase, DCS is to receive a cost reimbursement plus an incentive fee through hot startup and, thereafter, cost-sharing plus a fee. The third option phase involves DCS's deactivation of the MOX FFF in exchange for a fixed price payment. As of March 31, 2003, DCS' performance obligations under the Prime Contract include only the Base Contract phase, since the DOE has not yet exercised its option to extend the term of performance under the Prime Contract to the first option phase, and DCS and the DOE have not yet agreed on all open terms and conditions applicable to that phase.

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS' payment and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a "Base Subcontract" phase and two optional phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the two option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel, and receive cost reimbursement plus a fixed fee. The first option phase provides for modification to the Nuclear Reactors as well as additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the first option phase. As of March 31, 2003, DCS' performance obligations under the Duke Power Subcontract include only the Base Subcontract phase, since DCS has not yet exercised its option to extend the term of performance under the Duke Power Subcontract to the first option phase, and DCS and Duke Power have not yet agreed on all open terms and conditions applicable to that phase.

The cost reimbursement nature of DCS' commitment under the Prime Contract and the Duke Power Subcontract limits the exposure of DCS. Credit risk to DCS is limited in that the Prime Contract is with the DOE, a U.S. governmental entity. DCS is under no obligation to perform any contract work under the Prime Contract before funds have been appropriated from the U.S. Congress.

The Company is unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: the DOE will exercise its options under the Prime Contract; the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts; and the U.S. Congress will authorize funding for DCS' work under the Prime Contract. Any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the Prime Contract and the Duke Power Subcontract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

As of March 31, 2003, the Company had no material liabilities recorded on its Consolidated Balance Sheet for the above mentioned MOX guarantees.

Other Guarantees and Indemnifications. The Company has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments the Company could have been required to make under these performance guarantees as of March 31, 2003 was approximately $2.8 billion. Of this amount, approximately $2.1 billion relates to guarantees of the payment and performance of affiliated entities, such as Duke Energy Fuels and Duke Energy Merchants, LLC and approximately $275 million relates to guarantees of the payment and performance of less than wholly-owned consolidated entities. Approximately $175 million of the performance guarantees expire in 2003, approximately $50 million expire in 2004, and approximately $25 million expire in 2005, with the remaining performance guarantees having no contractual expiration. Additionally, the Company has issued joint and several guarantees to certain of the D/FD project owners, which guarantee the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that the Company could be required to make. Additionally, Fluor Enterprises, Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the D/FD partners is responsible for 50% of any payments to be made under these guarantee contracts.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method projects, and of entities previously sold by Westcoast to third parties. These performance guarantees require Westcoast to make payment to the guaranteed third party upon the failure of the unconsolidated entity to make payment under certain of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees as of March 31, 2003 was approximately $150 million. Of these guarantees, approximately $25 million expire from 2004 to 2007, with the remainder expiring after 2007 or having no contractual expiration.

Stand-by letters of credit are conditional commitments issued by banks to guarantee the performance of non-wholly owned entities to a third party or customer. Under these agreements, the Company and Westcoast have payment obligations which are triggered by the failure of a non-wholly owned entity to make payment to a third party or customer, according to the terms of the underlying contract and the subsequent draw by the third party or customer under the letter of credit. These letters of credit expire in various amounts between 2003 and 2004. The maximum potential amount of future payments the Company and Westcoast could have been required to make under these letters of credit as of March 31, 2003 was approximately $425 million. Of this amount, approximately $275 million relates to letters of credit issued on behalf of less than wholly owned consolidated entities and approximately $75 million relates to letters of credit issued on behalf of Duke Energy affiliated entities. Related to these letters of credit, the Company has received collateral from non-wholly owned entities in the amount of approximately $125 million as of March 31, 2003.

The Company has guaranteed the issuance of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of March 31, 2003, the Company had guaranteed approximately $125 million of outstanding surety bonds related to obligations of non-wholly owned entities. These bonds expire in various amounts, primarily between 2003 and 2004. Of this amount, approximately $10 million relates to obligations of less than wholly owned consolidated entities and approximately $20 million relates to obligations of Duke Energy affiliated entities.

Field Services and Natural Gas Transmission have issued certain guarantees of debt associated with non-consolidated entities. In the event that the non-consolidated entity defaults on the debt payments, Field Services and Natural Gas Transmission would be required to perform under the guarantees and make payment on the outstanding debt balance of the non-consolidated entity. As of March 31, 2003, Field Services was the guarantor of approximately $100 million of debt associated with non-consolidated entities. Natural Gas Transmission was the guarantor of approximately $10 million of debt associated with non-consolidated entities (including $5 million related to Westcoast). These guarantees principally expire in 2003 for Field Services and 2019 for Natural Gas Transmission.

The Company has certain guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations and performance guarantees related to goods and services provided. In connection with the sale of DE&S, the Company has received back-to-back indemnification from the buyer indemnifying the Company for any amounts paid by the Company related to the DE&S guarantees. In connection with the sale of DukeSolutions, the Company received indemnification from the buyer for the first $2.5 million paid by the Company related to the DukeSolutions guarantees. Additionally, for certain performance guarantees, the Company has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2003 to 2019, with others having no specific term. The Company is unable to estimate the total maximum potential amount of future payments under these guarantees since most of the underlying guaranteed agreements contain no limits on potential liability.

The Company has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. The Company's maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The Company is unable to estimate the total maximum potential amount of future payments under these indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities.

As of March 31, 2003, the Company had recorded no material liabilities for the guarantees and indemnifications mentioned above.

10. Subsequent Events

In April 2003, the Company closed on substantially all elements of a transaction to sell its 23.6% ownership interest in Alliance Pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant to Enbridge Inc. and Fort Chicago Energy Partners L.P. for approximately $250 million. This sale resulted in an immaterial net loss. The transaction was completed except for the Company's small ownership interest related to the U.S. segment of Alliance Pipeline, which is expected to close in October 2003 and represents approximately $11 million in proceeds. Alliance Pipeline extends from Fort St. John in British Columbia to Chicago, Illinois. The Aux Sable plant extracts natural gas liquids at the outlet of the Alliance Pipeline in Chicago. The Company obtained its minority ownership interest in the Alliance natural gas pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant through its acquisition of Westcoast in 2002.

In April 2003, the Company sold all its Class B units of TEPPCO Partners, L.P. (TEPPCO) for approximately $114 million. The Company recorded a pre-tax gain of approximately $11 million on the sale. TEPPCO is a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil.

In April and May 2003, DEFS entered into two separate purchase and sale agreements by which it will sell one package of assets to Crosstex Energy Services, L.P. (Crosstex) and a second package of assets to ScissorTail Energy, LLC (ScissorTail) for a total sales price of approximately $91 million, plus or minus various adjustments to be made at closing. The gain on the sale will be approximately $17 million (at the Company's approximately 70% share). The assets to be sold to Crosstex consist of the AIM Pipeline System in Mississippi; a 12.4% interest in the Seminole gas processing plant in Texas; the Conroe gas plant and gathering system in Texas; the Black Warrior pipeline system in Alabama; and two smaller systems - Aurora Centana and Cadeville in Louisiana. The assets to be sold to ScissorTail consist of various gas processing plants and gathering pipeline in eastern Oklahoma. The transactions are expected to close by June 30, 2003. The sale to Crosstex is subject to regulatory approvals.

For information on subsequent events related to litigation and contingencies see
Note 8, Litigation section. For information on subsequent events related to debt and other financing matters see Note 7.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Capital Corporation (collectively with its subsidiaries, the Company), is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) and serves as the parent of some of the Company's non-utility and other operations. The Company provides financing and credit enhancement services for its subsidiaries and conducts operations through its business segments. See Note 1 to the Consolidated Financial Statements for descriptions of the Company's business segments.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003, net income was $155 million, compared with net income of $174 million for the same period in 2002. The decrease was due primarily to charges related to changes in accounting principles of $52 million. Those changes included an after-tax charge of $42 million related to the implementation of the Emerging Issues Task Force (EITF) Issue No. 02-03, "Issued Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities" and a charge of $10 million due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

Total consolidated operating revenues for the three months ended March 31, 2003 increased $2,235 million to $4,443 million from $2,208 million for the three months ended March 31, 2002. The increase resulted primarily from significantly higher natural gas liquid (NGL) pricing; two additional months of transportation, storage and distribution revenues from assets acquired or consolidated as part of the Westcoast Energy Inc. (Westcoast) acquisition in March 2002; and the adoption of the final consensus on EITF Issue No. 02-03 upon which the Company began to recognize revenues for certain natural gas and other contracts on a gross basis. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, and therefore the Company did not change 2002 operating revenue and operating expense amounts.

Total consolidated operating expenses for the three months ended March 31, 2003 increased $2,016 million to $3,885 million from $1,869 million for the three months ended March 31, 2002. The increase resulted primarily from significantly higher NGL pricing; two additional months of operating expenses from assets acquired or consolidated as part of the Westcoast acquisition in March 2002; and the adoption of the final consensus on EITF Issue No. 02-03, after which the Company began to present revenues and expenses for certain natural gas transactions on a gross basis in 2003. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods and therefore the Company did not change the 2002 operating revenue and operating expense amounts.

Operating income was $558 million and earnings before interest and taxes (EBIT) were $629 million for the three months ended March 31, 2003. This compares to operating income of $339 million and EBIT of $418 million for the same period in 2002. Operating income and EBIT are affected by the same fluctuations for the Company and each of its business segments. The following table shows the components of EBIT and reconciles consolidated operating income and EBIT to net income.

--------------------------------------------------------------------------------
Reconciliation of Operating Income and EBIT to Net Income (in millions)
--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                          March 31,
                                              ----------------------------------
                                                    2003              2002
                                              ----------------------------------
Operating income                                     $558              $339
Other income and expenses                              71                79
                                              ----------------------------------
EBIT                                                  629               418
Interest expense                                      278               140
Minority interest expense                              41                21
                                              ----------------------------------
Earnings before income taxes                          310               257
Income taxes                                          103                83
                                              ----------------------------------
Income before cumulative
  effect of changes in accounting
  principles                                          207               174

Cumulative effect of changes in
  accounting principles, net of tax                   (52)                -
                                             ----------------------------------
Net income                                           $155              $174
================================================================================

EBIT for the three months ended March 31, 2003 increased $211 million to $629 million from $418 million for the three months ended March 31, 2002. The increase resulted primarily from two additional months of transportation, storage and distribution income from assets acquired or consolidated as part of the Westcoast acquisition.

For a more detailed discussion of EBIT, see segment discussions below.

EBIT may be viewed as a non-Generally Accepted Accounting Principles (GAAP) measure under the rules of the Securities and Exchange Commission (SEC). The Company has included EBIT in its disclosures because it is the primary performance measure used by management to evaluate total company and segment performance. On a segment basis, it includes all profits (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Management believes EBIT is a good indicator of each segment's operating performance, as it represents the results of the Company's ownership interests in operations without regard to financing methods or capital structure. As an indicator of the Company's operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. The Company's EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Business segment EBIT is summarized in the following table, and detailed discussions follow.

-------------------------------------------------------------------------------
EBIT by Business Segment (in millions)
-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                      2003           2002
                                                   ----------------------------

Natural Gas Transmission                               $423          $ 266
Field Services                                           33             35
Duke Energy North America                                21             46
International Energy                                     54             57
Other Operations                                         20              4
Other /a/                                                34            (49)
                                                   ----------------------------
Total Segment EBIT                                      585            359
EBIT attributable to:
     Minority Interests                                  46             14
     Third Party Interest Income                          3             36
     Foreign Currency (Loss) Gain                        (5)             9
                                                   ----------------------------
Consolidated EBIT                                      $629          $ 418
-------------------------------------------------------------------------------
/a/ Other primarily includes certain unallocated corporate costs and elimination of intersegment profits.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31,
                                                     --------------------------
(in millions, except where noted)                      2003           2002
-------------------------------------------------------------------------------
Operating revenues                                     $  968           $450
Operating expenses                                        567            218
                                                     --------------------------
Operating income                                          401            232
Other income, net of expenses                              35             37
Minority interest expense                                  13              3
                                                     --------------------------
EBIT                                                   $  423           $266
                                                     ==========================

Proportional throughput, TBtu /a/                       1,082            670
-------------------------------------------------------------------------------
/a/ Trillion British thermal units

Operating Revenues. Operating revenues for the three months ended March 31, 2003 increased $518 million to $968 million from $450 million for the three months ended March 31, 2002. This increase resulted primarily from January and February 2003 transportation, storage and distribution revenue of $466 million from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002. Revenues also increased $10 million due to business expansion projects. Operating revenues for the month of March 2003 versus the month of March 2002 also increased approximately $30 million due to increased natural gas prices and volumes at Union Gas Limited (Union Gas), the natural gas distribution operations in Ontario.

Operating Expenses. Operating expenses for the three months ended March 31, 2003 increased $349 million to $567 million from $218 million for the three months ended March 31, 2002. This increase was due primarily to incremental operating expenses of $319 million related to January and February 2003 operations of the gas transmission, storage and distribution assets acquired or consolidated in the Westcoast acquisition in March 2002. Operating expenses for the month of March 2003 versus the month of March 2002 also increased approximately $30 million due to increased natural gas prices and volumes at Union Gas.

Minority Interest Expense. Minority interest expense for the three months ended March 31, 2003 increased $10 million to $13 million from $3 million for the three months ended March 31, 2002. This increase resulted from recognizing a full quarter of minority interest expense in 2003, versus only one month during the first quarter of 2002, from less than wholly owned subsidiaries acquired in the March 2002 acquisition of Westcoast.

EBIT. EBIT for the three months ended March 31, 2003 increased $157 million to $423 million from $266 million for the three months ended March 31, 2002. As discussed above, this increase resulted primarily from incremental EBIT related to assets acquired or consolidated as part of the March 2002 acquisition of Westcoast, which contributed $135 million of incremental EBIT to first quarter 2003. First quarter 2003 and 2002 results both include gains of $14 million from the sales of Natural Gas Transmission's limited partnership interests in Northern Borders Partners L.P.

Field Services

  -------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
  (in millions, except where noted)                                   2003           2002
  -------------------------------------------------------------------------------------------
  Operating revenues                                                $2,472         $1,134
  Operating expenses                                                 2,426          1,099
                                                                  ---------------------------
  Operating income                                                      46             35
  Other income, net of expenses                                         15              8
  Minority interest expense                                             28              8
                                                                  ---------------------------
  EBIT                                                              $   33         $   35
                                                                  ===========================

  Natural gas gathered and processed/transported, TBtu/d /a/           8.0            8.4
  NGL production, MBbl/d /b/                                         375.2          388.6
  Average natural gas price per MMBtu /c/                           $ 6.59         $ 2.32
  Average NGL price per gallon /d/                                  $ 0.58         $ 0.31
  -------------------------------------------------------------------------------------------

/a/ Trillion British thermal units per day
/b/ Thousand barrels per day
/c/ Million British thermal units
/d/ Does not reflect results of commodity hedges

Operating Revenues. Operating revenues for the three months ended March 31, 2003 increased $1,338 million to $2,472 million from $1,134 million for the same period in 2002. The increase was primarily driven by increases of approximately $1,406 million on the sale of natural gas, NGLs and other petroleum products. These increases were mainly driven by a $0.27 per gallon increase in average NGL prices, and a $4.27 per MMBtu increase in natural gas prices. Partially offsetting the NGL and natural gas price increases were reduced levels of natural gas gathered and processed/transported (throughput) of 0.4 TBtu per day. Also contributing to higher revenues were increased transportation, storage and processing fees, offset by a decrease in net trading margin and losses resulting from hedging activity.

Operating Expenses. Operating expenses for the three months ended March 31, 2003 increased $1,327 million to $2,426 million from $1,099 million for the same period in 2002. The increase was due primarily to increases of approximately $1,314 million in expenses related to purchases of natural gas, NGLs and other petroleum products. These increases were mainly driven by a $0.27 per gallon increase in average NGL prices, and a $4.27 per MMBtu increase in natural gas prices. Partially offsetting the NGL and natural gas price increases were reduced levels of natural gas gathered and processed/transported (throughput) of
0.4 TBtu per day. Also contributing to the increase in expenses were slightly higher operating and maintenance, and depreciation costs.

Minority Interest Expense. Minority interest expense for the three months ended March 31, 2003 increased $20 million to $28 million from $8 million for the three months ended March 31, 2002. This increase was due primarily to increased earnings from Duke Energy Field Services, LLC (DEFS), the Company's joint venture with ConocoPhillips.

EBIT. The decrease in EBIT of $2 million was largely the result of higher NGL prices being substantially offset by higher natural gas prices, hedging activity and increases in minority interest expense.

Duke Energy North America (DENA)

--------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
(in millions, except where noted)                       2003        2002
--------------------------------------------------------------------------
Operating revenues                                    $ 1,221     $   256
Operating expenses                                      1,209         206
                                                      --------------------
Operating income                                           12          50
Other income (loss), net of expenses                        9          (5)
Minority interest benefit                                   -          (1)
                                                      --------------------
EBIT                                                  $    21     $    46
                                                      ====================

Actual plant production, GWh                            5,110       3,868
Proportional megawatt capacity in operation            14,156       7,515
--------------------------------------------------------------------------

Operating Revenues. Operating revenues for the three months ended March 31, 2003 increased $965 million to $1,221 million from $256 million for the same period in 2002. Increases in net generation assets in operation and in the average price realized for electricity generated, resulted in a $120 million increase in operating revenue. In addition, revenues increased $850 million in connection with the implementation of the remaining provisions of EITF Issue No. 02-03. As a result of adopting EITF Issue No. 02-03 on January 1, 2003, gains and losses for certain derivative and non-derivative contracts that were previously reported on a net basis in Trading and Marketing Net Margin under EITF Issue No. 98-10 are now reported on a gross basis. Specifically, the $850 million increase is primarily related to the presentation effective on January 1, 2003, of certain derivative contracts related to DENA's wholesale natural gas marketing operations and the presentation of gains and losses from the settlement of many non-derivative contracts on a gross basis in the Consolidated Statements of Income. These increases were partially offset by decreased net margins due to lower proprietary trading results.

The Company adopted EITF Issue No. 02-03 and did not change the 2002 operating revenue and operating expense amounts.

Operating Expenses. Operating expenses for the three months ended March 31, 2003 increased $1,003 million to $1,209 million from $206 million for the same period in 2002. Changes in volumes and prices surrounding merchant generation plants contributed $113 million to this increase. Similar to the increase in operating revenues discussed above, operating expenses also increased $815 million due to the adoption of the final consensus on EITF Issue No. 02-03. Also contributing to the increase in operating expenses was increased depreciation expense of $28 million, related primarily to eight new plants going into commercial operation and /or acquired in the second quarter of 2002. Additionally, these increases in operating expenses were partially offset by lower general and administrative expenses in 2003 as a result of DENA's realignment of its operations at the end of 2002.

EBIT. EBIT for the three months ended March 31, 2003, decreased $25 million to $21 million from $46 million for the same period in 2002. The decline was primarily driven by lower proprietary trading results and the increased operating expenses as discussed above. These EBIT decreases were partially offset by increases in other income, net of expenses of $14 million. The increase in other income, net of expenses was due primarily to higher equity earnings from American Ref-Fuel Company, LLC which owns and operates facilities that convert waste to energy.

In March 2003, DENA entered into an agreement to sell its 50% ownership interest in Duke/UAE Ref-Fuel LLC for $306 million to Highstar Renewable Fuels LLC. Duke/UAE Ref-Fuel LLC owns American Ref-Fuel Company LLC, a holding company for six waste-to-energy facilities in the northeastern U.S. The transaction, which is subject to a number of conditions including certain regulatory approvals, is expected to be finalized later in 2003 and DENA expects to record a gain upon completion of this transaction.

International Energy

-----------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                                    ---------------------
(in millions, except where noted)                                     2003        2002
-----------------------------------------------------------------------------------------
Operating revenues                                                  $    382      $   289
Operating expenses                                                       331          235
                                                                    ---------------------
Operating income                                                          51           54
Other income, net of expenses                                              8            8
Minority interest expense                                                  5            5
                                                                    ---------------------
EBIT                                                                $     54      $    57
                                                                    =====================

Sales, GWh                                                             4,759        4,932
Proportional megawatt capacity in operation                            4,887        4,705
Proportional maximum pipeline capacity in operation, MMcf/d/a/           363          363
-----------------------------------------------------------------------------------------
/a/ Million cubic feet per day

Operating Revenues. Operating revenues for the three months ended March 31, 2003 increased $93 million to $382 million from $289 million for the same period in 2002. Of this increase $148 million was due to the adoption of the final consensus on EITF Issue No. 02-03. As a result of implementing EITF Issue No. 02-03, International Energy began to recognize certain natural gas transactions on a gross basis in 2003. International Energy adopted EITF Issue No. 02-03 and did not change 2002 operating revenue and operating expense amounts. Also contributing to the increase in revenues were $20 million in revenues from assets acquired in France during 2002, $13 million from increased energy prices and GWhs sold at International Energy's Latin American operating facilities, and $18 million from increased gas prices related to liquefied natural gas operations. These increases were partially offset by a one-time increase in 2002 revenues for the final guidance in Brazil on free energy exposure related to rationing of $91million, and the negative impacts of currency devaluations within Brazil and Argentina of $21 million.

Operating Expenses. Operating expenses for the three months ended March 31, 2003, increased $96 million to $331 million from $235 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $148 million due to the adoption of the final consensus on EITF Issue No. 02-03. Additionally, increased fuel expenses from assets acquired in France contributed expenses of $9 million; increased prices and generation within International Energy's Latin America operating facilities added $14 million of expenses; and increased prices on gas purchased to cover liquefied natural gas contracts increased expenses by $17 million. Increased operating expenses were partially offset by a one-time increase in 2002 expenses for the final guidance in Brazil on free energy exposures related to rationing of $91 million and favorable impacts of $13 million due to currency devaluations within Brazil and Argentina.

EBIT. For the three months ended March 31, 2003, International Energy reported EBIT of $54 million, compared to EBIT of $57 million for the same period in 2002. Included in International Energy's first quarter 2003 EBIT is a non-recurring, non-cash charge of $11 million related to the timing of revenue recognition at the Cantarell investment in Mexico, a nitrogen-production plant which was acquired with Westcoast.

Other Operations

------------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
(in millions)                                        2003        2002
------------------------------------------------------------------------
Operating revenues                                  $   81      $  163
Operating expenses                                      80         172
                                                    --------------------
Operating (loss) income                                  1          (9)
Other income, net of expenses                           19          12
Minority interest benefit                                -          (1)
                                                    --------------------
EBIT                                                $   20      $    4
------------------------------------------------------------------------

Operating Revenues. Operating revenues for the three months ended March 31, 2003 decreased $82 million to $81 million from $163 million for the same period in 2002. The decrease was due primarily to the sale of Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) in 2002, which contributed $125 million to revenues during the first quarter of 2002. The decrease in operating revenues was partially offset by an increase in revenues at Energy Delivery Services (EDS) of $41 million. EDS was formed in the second quarter of 2002.

Operating Expenses. Operating expenses for the three months ended March 31, 2003 decreased $92 million to $80 million from $172 million for the same period in 2002. Similar to the decrease in operating revenues described above, the decrease in operating expenses was due primarily to the sale of DE&S and DukeSolutions in 2002 which contributed $122 million to operating expenses during the first quarter of 2002. Operating expenses for the first quarter of 2002 also included a $15 million reserve for the expected loss associated with the sale of DukeSolutions. The sale of DukeSolutions was completed on May 1, 2002. The decrease in operating expenses was partially offset by an increase in operating expenses at EDS of $41 million.

EBIT. EBIT for the three months ended March 31, 2003 increased $16 million to $20 million from $4 million for the same period in 2002. The increase in EBIT was impacted by the same factors discussed above under operating revenues and operating expenses.

Other Impacts on Net Income

For the three months ended March 31, 2003, interest expense increased $138 million compared to the same period in 2002. The increase was due primarily to higher debt balances resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast; and lower capitalized interest for DENA; and additional debt.

Minority interest expense increased $20 million for the three months ended March 31, 2003, as compared to the same period in 2002. Minority interest expense includes expense related to regular distributions on preferred securities of the Company and its subsidiaries, which decreased for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease in 2003 was due primarily to lower distributions related to Catawba River Associates, LLC. Beginning in October 2002, costs associated with this financing have been classified as interest expense.

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of the Company's joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) decreased $28 million for the three months ended March 31, 2003, as compared to the same period for 2002. The 2003 change was driven by increased earnings from DEFS and from recognizing a full quarter of minority interest expense in 2003, versus only one month during the first quarter of 2002, from less than wholly owned subsidiaries acquired in the March 2002 acquisition of Westcoast.

During the first quarter of 2003, the Company recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $52 million, as a reduction in earnings. The change in accounting principles included an after-tax and minority interest charge of $42 million related to the implementation of EITF Issue No. 02-03 (see Note 2 to the Consolidated Financial Statements) and a charge of $10 million due to the implementation of SFAS No. 143, (see Notes 2 and 6 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had $972 million in cash and cash equivalents compared to $814 million as of December 31, 2002. The Company's working capital was a $549 million deficit as of March 31, 2003, compared to a $237 million deficit as of December 31, 2002. The Company relies upon cash flows from operations, as well as borrowings and the sale of assets to fund its liquidity and capital requirements. A material adverse change in operations or available financing may impact the Company's ability to fund its current liquidity and capital resource requirements.

Operating Cash Flows

Net cash provided by operations decreased $203 million for the three months ended March 31, 2003 when compared to the same period in 2002. The decrease in cash provided by operating activities was due primarily to higher cash earnings being more than offset by a decrease in working capital and changes in net realized and unrealized mark-to-market and hedging transactions.

Investing Cash Flows

Net cash used in investing activities decreased $2,941 million for the three months ended March 31, 2003 when compared to the same period in 2002. Capital and investment expenditures decreased $2,513 million for the three months ended March 31, 2003 when compared to the same period in 2002. Decreased capital expenditures were due primarily to the 2002 acquisition of Westcoast for $1,690 million in cash, net of cash acquired (see Note 3 to the Consolidated Financial Statements), a decrease in DENA's investments in generating facilities, and a decrease in investments in property, plant and equipment at Field Services and International Energy. Investment activities also decreased in 2003 compared to 2002, due primarily to reduced investments at Other Operations (primarily related to Duke Capital Partners, LLC) and Natural Gas Transmission's investment in a 50% interest in Gulfstream Natural Gas System, LLC.

Financing Cash Flows and Liquidity

Cash flows from financing activities decreased $2,443 million for the three months ended March 31, 2003 when compared to the same period in 2002. This change is due primarily to the reduction of outstanding debt during the first quarter of 2003 as compared to the same period in 2002 when the Company acquired Westcoast and financed other business expansion projects. In addition, this change in cash flows from financing activities is aligned with the Company's strategy to improve its balance sheet leverage through the reduction of outstanding debt.

The Company's cash requirements for 2003 are expected to be funded by cash from operations and the sale of assets, and to be adequate for funding capital expenditures and repaying approximately $2,500 million of debt in 2003. During the first four months of 2003, the Company announced or completed asset sales of approximately $1,100 million in gross proceeds, including $58 million of assumed debt. In addition, the Company may opportunistically access the capital markets. The ability to access the capital markets is dependent upon market opportunities presented, among other factors. The Company does not have any material off-balance sheet financing entities or structures, except for normal operating lease arrangements and guarantee contracts (see Note 9 to the Consolidated Financial Statements). Management believes the Company has adequate financial flexibility and resources to meet its future needs.

Credit Ratings. In March 2003, Moody's Investor Service (Moody's) placed its long-term and short-term ratings of the Company and DEFS, and its long-term ratings of Texas Eastern Transmission, LP and PanEnergy Corp, on review for potential downgrade. Moody's review was prompted by concerns regarding the Company's cash flow coverage metrics and uncertainties associated with forecasting cash flow contributions from DENA and Duke Energy International, LLC. Moody's review of DEFS was prompted by perceived pressures on DEFS' debt coverage ability.

The following table summarizes the credit ratings of the Company, its principal funding subsidiaries and its trading and marketing subsidiary Duke Energy Trading and Marketing, LLC, as of March 31, 2003.

------------------------------------------------------------------------------------------------------------------------
Credit Ratings Summary as of March 31, 2003
------------------------------------------------------------------------------------------------------------------------
                                                  Standard       Moody's Investor                        Dominion Bond
                                                 and Poors           Service          Fitch Ratings      Rating Service
Duke Capital Corporation/a/                           BBB+            Baa2                BBB            Not applicable

Duke Energy Field Services/a/                         BBB             Baa2                BBB            Not applicable

Texas Eastern Transmission, LP/a/                       A-            Baa1                BBB+           Not applicable

Westcoast Energy Inc./a/                                A-       Not applicable      Not applicable          A(low)

Union Gas Limited/a/                                    A-       Not applicable      Not applicable              A


Maritimes and Northeast Pipeline, LLC/b/                A               A1           Not applicable      Not applicable

Maritimes and Northeast Pipeline, LP/b/                 A               A1           Not applicable              A

Duke Energy Trading and Marketing, LLC/c/             BBB        Not applicable      Not applicable      Not applicable
------------------------------------------------------------------------------------------------------------------------

/a/ Represents senior unsecured credit rating
/b/ Represents senior secured credit rating
/c/ Represents corporate credit rating

The Company's credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund the Company's capital and investment expenditures, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting the Company's business, the Company is unable to execute its business plan, including disposition of non-core assets, or if the its earnings outlook deteriorates, the Company's ratings could be further affected.

To date, the impacts of the credit rating downgrades on the Company and its subsidiaries have been minimal. If further downgrades were to occur and to the extent that these downgrades placed the Company or its subsidiaries below investment grade, there could be a negative impact on the respective entity's working capital and terms of trade.

For a discussion of the Company's significant financing activities, credit facilities and related borrowings and effective SEC and Canadian shelf registrations, see Note 7 to the Consolidated Financial Statements.

CURRENT ISSUES

For information on current issues related to the Company, see the following Notes to the Consolidated Financial Statements: Note 5, Regulatory Matters, and
Note 8, Commitments and Contingencies.

New Accounting Standards

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment and when a derivative contains a financing component, and amends the definition of the term underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. "In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied to hedging relationships on a prospective basis. The Company is currently assessing the impact SFAS No. 149 will have on its consolidated results of operations, cash flows and financial position.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In January 2003, the FASB issued FIN 46 which requires the primary beneficiary a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities. The Company has not identified any variable interest entities created, or interests in variable entities obtained, after January 31, 2003 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. It is reasonably possible that the Company will disclose information about a variable interest entity upon the application of FIN 46, primarily as the result of investments it has in certain unconsolidated affiliates. Any significant exposure to losses related to these entities would be related to guarantee obligations as discussed in Note 9 to the Consolidated Financial Statments. The Company is currently assessing FIN 46 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

Subsequent Events

In April 2003, the Company closed on substantially all elements of a transaction to sell its 23.6% ownership interest in Alliance Pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant to Enbridge Inc. and Fort Chicago Energy Partners L.P. for approximately $250 million. This sale resulted in an immaterial net loss. The transaction was completed except for the Company's small ownership interest related to the U.S. segment of Alliance Pipeline, which is expected to close in October 2003 and represents approximately $11 million in proceeds. Alliance Pipeline extends from Fort St. John in British Columbia to Chicago, Illinois. The Aux Sable plant extracts natural gas liquids at the outlet of the Alliance Pipeline in Chicago. The Company obtained its minority ownership interest in the Alliance natural gas pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant through its acquisition of Westcoast in 2002.

In April 2003, the Company sold all its Class B units of TEPPCO Partners, L.P. (TEPPCO) for approximately $114 million. The Company recorded a pre-tax gain of approximately $11 million on the sale. TEPPCO is a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil.

In April and May 2003, DEFS entered into two separate purchase and sale agreements by which it will sell one package of assets to Crosstex Energy Services, L.P. (Crosstex) and a second package of assets to ScissorTail Energy, LLC (ScissorTail) for a total sales price of approximately $91 million, plus or minus various adjustments to be made at closing. The gain on the sale will be approximately $17 million (at the Company's approximately 70% share). The assets to be sold to Crosstex consist of the AIM Pipeline System in Mississippi; a 12.4% interest in the Seminole gas processing plant in Texas; the Conroe gas plant and gathering system in Texas; the Black Warrior pipeline system in Alabama; and two smaller systems - Aurora Centana and Cadeville in Louisiana. The assets to be sold to ScissorTail consist of various gas processing plants and gathering pipeline in eastern Oklahoma. The transactions are expected to close by June 30, 2003. The sale to Crosstex is subject to regulatory approvals.

For information on subsequent events related to litigation and contingencies see
Note 8 to the Consolidated Financial Statements, Litigation section. For information on subsequent events related to debt and other financing matters see
Note 7 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2003, there have been no material changes in the Company's qualitative and quantitative disclosures about market risk since December 31, 2002. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" in the Company's Form 10-K for December 31, 2002 for additional information on the year end disclosures.

Item 4. Controls and Procedures.

During April and May 2003, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, after the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In late 1999, the Company discovered that operations and maintenance personnel at its Moss Landing, California facility were occasionally "backflushing," a practice initially implemented by the facility's prior owner, to remove debris from the inlet side of the condensers. The flow of wastewater from this practice was not specifically authorized in the facility's discharge permit. Upon its discovery, the Company promptly reported the noncompliance to the California Regional Water Quality Control Board (Control Board) and stopped the discharges. After ongoing discussions of this matter, the Company and the Control Board have agreed to the terms of a stipulated order with a civil penalty of $250,000, the bulk of which will be paid as a Supplemental Environmental Project. The Control Board is expected to formally approve the stipulated order in May 2003.

For additional information concerning litigation and other contingencies, see
Note 8 to the Consolidated Financial Statements, "Commitments and
Contingencies;" and Item 3, "Legal Proceedings," and Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," in the Company's Form 10-K for December 31, 2002, which are incorporated herein by reference.

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

(b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DUKE CAPITAL CORPORATION

Date: May 16, 2003                              /s/  Robert P. Brace
                                               ---------------------------------
                                               Robert P. Brace
                                               Chairman of the Board and
                                               President

Date: May 16, 2003                              /s/  Keith G. Butler
                                               ---------------------------------
                                               Keith G. Butler
                                               Controller and
                                               Chief Financial Officer

                                 CERTIFICATIONS

I, Keith G. Butler, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Duke Capital
     Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 16, 2003                         /s/  Keith G. Butler
                                                --------------------------------
                                                Keith G. Butler
                                                Controller and
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, Robert P. Brace, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Duke Capital
     Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003                            /s/  Robert P. Brace
                                             -----------------------------------
                                             Robert P. Brace
                                             Chairman of the Board and
                                             President