Form 10-K/A
period 2002-12-31
DUKE CAPITAL CORP
filed 2003-07-03
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A of Duke Capital Corporation (the Company) for the fiscal year ended December 31, 2002 is being filed for the purpose of amending and revising Items 6, 7 and 8. In connection with the preparation of the consolidated financial statements for the Company for the three months ending March 31, 2003, the Company determined that consolidated revenues and related expenses as presented in the 2002 Form 10-K for the years 1999-2002 should be revised (see Note 19). The revisions related to energy transportation contracts of the Duke Energy North America segment previously included in operating expenses which are being reclassified to Trading and Marketing Net Margin in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” which addresses the gross versus net presentation of certain revenues and expenses. This reclassification did not impact net income or cash flows for the Company or the Duke Energy North America segment for these periods. This reclassification has no impact on the previously reported financial results for the Company’s parent company, Duke Energy Corporation.

In addition certain sections have been updated to comply with Regulation G pursuant to Section 401(b) of the Sarbanes Oxley Act, which became effective for all filings made on or after March 28, 2003.

DUKE CAPITAL CORPORATION

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2002

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

FIELD SERVICES

(For information and a map showing Field Services’ properties, see “Business, Field Services” earlier in this section.)

DUKE ENERGY NORTH AMERICA

As of December 31, 2002, DENA’s generation portfolio in operation included:

Name	Gross MW	Net MW	Fuel	Location	Ownership Interest (percentage)
Moss Landing(a)	2,538	2,538	Natural gas	CA	100%
Morro Bay(a)	1,002	1,002	Natural gas	CA	100
Murray(a)	1,240	1,240	Natural gas	GA	100
South Bay(a)	700	700	Natural gas	CA	100
Vermillion(b)	648	648	Natural gas	IN	100
Lee(b)	640	640	Natural gas	IL	100
Enterprise Energy(b)	640	640	Natural gas	MS	100
Southhaven(b)	640	640	Natural gas	MS	100
Sandersville(b)	640	640	Natural gas	GA	100
Marshall County(b)	640	640	Natural gas	KY	100
Hot Spring(a)	620	620	Natural gas	AR	100
Washington(a)	610	610	Natural gas	OH	100
Griffith Energy(a)	600	300	Natural gas	AZ	50
Arlington Valley(a)	570	570	Natural gas	AZ	100
Hinds(a)	520	520	Natural gas	MS	100
Maine Independence(a)	520	520	Natural gas	ME	100
Bridgeport(a)	500	333	Natural gas	CT	67
St. Francis(a)	494	248	Natural gas	MO	50
New Albany Energy(b)	385	385	Natural gas	MS	100
American Ref-Fuel(c)	380	190	Waste- to- energy	CT, MA, NJ, NY, PA	50
Bayside(a)	265	199	Natural gas	NB	75
Oakland(b)	165	165	Oil	CA	100
McMahon(d)	117	59	Natural gas	BC	50
Ft. Frances(d)	110	110	Natural gas	ON	100

Total	15,184	14,157

(a)	Facilities are combined cycle plants
(b)	Facilities are peaker plants
(c)	Facilities are waste to energy plants
(d)	Facilities are cogeneration plants

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

(For additional information and a map showing DENA’s properties, see “Business, Duke Energy North America.”)

INTERNATIONAL ENERGY

As of December 31, 2002, International Energy’s generation portfolio in operation included:

Name	Gross MW	Net MW	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema	2,307	2,185	Hydro	Brazil	95%
Hidroelectrica Cerros Colorados	576	523	Hydro/ Natural gas	Argentina	91
Egenor	529	528	Hydro/ Diesel/HFO	Peru	100
Puncakjaya Power	385	330	Coal/ Diesel	Indonesia	86
Acajutla	293	265	HFO/ Diesel	El Salvador	90
Western Australia Power	250	247	Natural Gas/ Diesel	Australia	100
Electroquil	180	125	Diesel	Ecuador	69
DEI Guatemala y Cia	168	168	HFO/ Diesel	Guatemala	100
Aquaytia	160	61	Natural Gas	Peru	38
Empressa Electrica Corani	126	63	Hydro	Bolivia	50
Glenbrook Power Station	112	108	Natural Gas/ Kiln Gases	New Zealand	100
Compagnie Thermique du Rouvray	103	103	Natural Gas	France	100
Bairnsdale	86	86	Natural Gas	Australia	100

Total	5,275	4,792

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

Item 6. Selected Financial Data.

	2002	2001	2000	1999	1998
	(Dollars in millions)
Income Statement
Operating revenues(a)	$10,780	$13,641	$10,448	$5,525	$4,085
Operating expenses(a)	9,679	10,993	8,933	4,703	3,124
Gains on sale of other assets, net	—	238	214	132	48

Operating income	1,101	2,886	1,729	954	1,009
Other income and expenses, net	355	237	602	206	128
Interest expense	879	561	621	326	237
Minority interest expense	64	283	263	107	71

Earnings before income taxes	513	2,279	1,447	727	829
Income taxes	249	854	521	237	310

Income before extraordinary item and cumulative effect of change in accounting principle	264	1,425	926	490	519
Extraordinary gain (loss), net of tax	—	—	—	660	(8)
Cumulative effect of change in accounting principle, net of tax	—	(69)	—	—	—

Net income	$264	$1,356	$926	$1,150	$511

Ratio of Earnings to Fixed Charges	1.4	3.7	3.0	2.7	4.2

Balance Sheet
Total assets	$47,565	$35,290	$43,577	$20,600	$13,856
Long-term debt, less current maturities	15,703	9,124	6,952	5,319	2,884

(a)	Operating revenues and expenses have been updated to the extent required to show the impact of the gross versus net presentation of revenues under the partial consensus reached in June 2002 on Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading and Risk Management Activities.” In the calculation of net revenues, the Company has continued to enhance its methodologies around the application of this complex accounting literature since the third quarter of 2002 when these trading revenues were first reported on a net basis. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” and Note 19 to the Consolidated Financial Statements, “Reclassification of Revenues and Expenses,” for further discussion.) In addition to the reclassification of operating revenues and expenses for 2002, 2001 and 2000 discussed in Note 19 to the Consolidated Financial Statements, $306 million related to energy transportation contracts previously recorded in operating expenses in 1999 have been reclassified to Trading and Marketing Net Margin.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in connection with the Consolidated Financial Statements.

Operating revenues and expenses for the Company and for the Duke Energy North America segment have been revised to reflect the impact of the reclassification discussed in Note 19 to the Consolidated Financial Statements. Management’s Discussion and Analysis of Results of Operations and Financial Condition gives effect to such classification.

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

Total operating revenues for the year ended December 31, 2002 decreased $2,861 million to $10,780 million from $13,641 for the year ended December 31, 2001. The decrease was due primarily to decreased trading and marketing net margins as a result of the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels, reduced spark spreads and decreased market liquidity. The decrease was also a result of decreased revenues on the sale of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased transportation, storage and distribution revenue from assets acquired or consolidated as part of the Westcoast acquisition in March 2002.

Total operating expenses for the year ended December 31, 2002 decreased $1,314 million to $9,679 million from $10,993 million for the year ended December 31, 2001. The decrease was due primarily to a reduction in expenses related to the purchases of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased operating expenses from assets acquired or consolidated as part of the Westcoast acquisition in March 2002, and various asset impairment and severance charges related to current market conditions and strategic actions taken by management.

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

Duke Energy North America

	Years Ended December 31,
	2002	2001	2000
	(In millions, except where noted)
Operating revenues	$1,518	$3,291	$2,181
Operating expenses	1,519	1,751	1,762

Operating (loss) income	(1)	1,540	419
Other income, net of expenses	32	2	—
Minority interest (benefit) expense	(43)	44	73

EBIT	$74	$1,498	$346

Natural gas marketed, TBtu/d	17.7	12.3	11.9
Electricity marketed and traded, GWh(a)	546,245	334,517	275,258
Proportional megawatt capacity in operation	14,157	6,799	5,134

(a)	Gigawatt-hours

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues. Operating revenues for the year ended December 31, 2002 decreased $1,773 million to $1,518 million from $3,291 million for the year ended December 31, 2001. Significant increases in the megawatt generation from assets in operation were more than offset by decreases in the average price realized for electricity generated, resulting in a reduction in operating revenue of $415 million. In addition, revenues decreased $1,090 million as a result of a decrease in the trading and marketing net margin. DENA’s results reflect the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels (measures of the fluctuation in the prices of energy commodities or products), reduced spark spreads (the difference between the value of electricity and the value of the gas required to generate the electricity), and decreased market liquidity. These negative trends are expected to continue in 2003. Also contributing to the decrease in revenues were net gains of $229 million in 2001 from the sale of interests in generating facilities.

Operating Expenses. Operating expenses for the year ended December 31, 2002 decreased $232 million to $1,519 million from $1,751 million for the year ended December 31, 2001. The decrease was due primarily to lower incentive compensation expense of $300 million primarily related to trading activities, decreased bad debt expense of $123 million, lower fuel costs of $88 million, and demolition reserves recorded in 2001 of $65 million. Partially offsetting the decreases were higher depreciation expense of $89 million related to the commencement of operations of nine generation facilities by mid-year 2002. Also offsetting the decreases were asset impairment, severance, and other charges of $248 million related to current market conditions and strategic actions taken by management. These charges included provisions for the termination of certain turbines on order and the write-down of other uninstalled turbines of $121 million, the write-off of site development costs (primarily in California) of $31 million, partial impairment of a merchant plant of $31 million, demobilization costs related to the deferral of three merchant power projects of $22 million, a charge of $24 million for the write-off of an information technology system, and severance costs of $19 million associated with work force reductions. (See Note 8 to the Consolidated Financial Statements for additional information on asset impairment.)

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

Year Ended December 31, 2001 as Compared to December 31, 2000

Operating Revenues. Operating revenues for the year ended December 31, 2001 increased $1,110 million to $3,291 million from $2,181 million for the year ended December 31, 2000. The increase was due primarily to increased trading and marketing net margin of $1,200 million as a result of significant increases in volatility in the marketplace during 2001. The increase in operating revenue was also impacted by $63 million of incremental gains in 2001 over 2000 due to the sale of DENA’s interest in several generating facilities. The increase was partially offset by a decrease of $127 million in operating revenues as a result of lower average prices realized for increased volumes of electricity generated and sold.

Operating Expenses. Operating expenses for the year ended December 31, 2001 decreased $11 million to $1,751 million from $1,762 million for the year ended December 31, 2000. The decrease was primarily the result of lower fuel costs of $439 million in 2001 and a $110 million charge in 2000 related to receivables for energy sales in California. The decrease was offset by increased compensation expense of $100 million, primarily related to trading activities, demolition reserves of $65 million, and higher depreciation and operating expenses of $101 million at existing plants and additional plants in operation in 2001. The decrease was also offset by increased operating expenses related to increased bad debts of $84 million, and increased costs associated with other trading and development activities of $167 million.

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

Based on a sensitivity analysis as of December 31, 2002, it was estimated that a difference of one cent per gallon in the average price of NGLs in 2003 would have a corresponding effect on operating income of approximately $10 million, after considering the effect of the Company’s commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 2001 estimated that operating income would have changed by approximately $9 million in 2002. Based on a sensitivity analysis performed on DENA’s managed merchant generation fleet and associated natural gas transportation contracts, with both modeled as options, a $1 change in spark spread (defined as the price realized for power less the cost of fuel for that power) would not be expected to have a material impact on operating income for 2003 as of December 31, 2002, or 2002 as of December 31, 2001. The effect on operating income for 2003 or 2002 was also not expected to be material as of December 31, 2002 or 2001 for exposures to other commodities’ price changes. These hypothetical calculations consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

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

Revenues — Implementation of Gross vs. Net Presentation in EITF Issue No. 02-03

	For the years ended December 31,
	2001	2000
	(In millions)
Total revenues before adjustment	$48,064	$39,198
Adjustment	(34,423)	(28,750)

Revenues as reported	$13,641	$10,448

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

Item 8. Financial Statements and Supplementary Data

DUKE CAPITAL CORPORATION

Consolidated Statements of Income

	Years Ended December 31,
	2002	2001	2000
	(as Revised, see Note 19)
	(In millions)
Operating Revenues
Sales of natural gas and petroleum products	$4,838	$6,135	$4,687
Transportation and storage of natural gas	1,560	994	1,045
Electric generation	2,352	2,624	2,871
Trading and marketing net margin	1,028	2,581	1,057
Other	1,002	1,307	788

Total operating revenues	10,780	13,641	10,448

Operating Expenses
Natural gas and petroleum products purchased	4,738	6,607	4,745
Purchased power	995	871	1,294
Other operation and maintenance	2,552	2,604	2,156
Depreciation and amortization	939	713	587
Property and other taxes	261	162	151
Impairment of goodwill	194	36	—

Total operating expenses	9,679	10,993	8,933

Gains on Sale of Other Assets, net	—	238	214

Operating Income	1,101	2,886	1,729

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	220	187	112
Gains on sale of equity investments	32	—	407
Other income and expenses, net	103	50	83

Total other income and expenses	355	237	602

Interest Expense	879	561	621
Minority Interest Expense	64	283	263

Earnings Before Income Taxes	513	2,279	1,447
Income Taxes	249	854	521

Income Before Cumulative Effect of Change in Accounting Principle	264	1,425	926
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(69)	—

Net Income	$264	$1,356	$926

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

Revenues — Implementation of Gross vs. Net Presentation in EITF Issue No. 02-03

	For the years ended December 31,
	2001	2000
	(In millions)
Total revenues before adjustment	$48,064	$39,198
Adjustment	(34,423)	(28,750)

Revenues as reported	$13,641	$10,448

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

Consolidated Pro Forma Results for the Company, including Westcoast

	For the years ended December 31,
	2002	2001
	(Unaudited) (In millions)
Income Statement Data
Operating revenues	$11,098	$15,908
Income before cumulative effect of change in accounting principle	301	1,650
Cumulative effect of change in accounting principle, net of tax	—	(69)

Net Income	$301	$1,581

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

DUKE CAPITAL CORPORATION

Notes To Consolidated Financial Statements — Continued

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets
	(In millions)
Year Ended December 31, 2002
Natural Gas Transmission	$2,338	$264	$2,602	$1,174	$324	$2,878	$15,168
Field Services	4,389	1,137	5,526	126	299	309	6,992
Duke Energy North America	2,679	(1,161)	1,518	74	190	2,013	16,272
International Energy	936	1	937	(102)	86	412	5,804
Other Energy Services	230	167	397	118	8	1	159
Duke Ventures	512	—	512	173	20	459	2,157
Other Operations	—	(110)	(110)	(144)	12	(23)	2,042
Eliminations and minority interests	—	(298)	(298)	37	—	—	(1,029)
Gains on sales of assets and equity investments which are included in segment revenues	(84)	—	(84)	—	—	—	—
Equity in earnings of unconsolidated affiliates	(220)	—	(220)	—	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(77)	—

Total consolidated	$10,780	$—	$10,780	$1,456	$939	$5,972	$47,565

Year Ended December 31, 2001
Natural Gas Transmission	$967	$138	$1,105	$608	$141	$748	$5,027
Field Services	6,458	1,620	8,078	336	285	587	7,277
Duke Energy North America	4,782	(1,491)	3,291	1,498	97	3,213	14,005
International Energy	815	15	830	286	97	442	5,115
Other Energy Services	389	176	565	(13)	42	13	145
Duke Ventures	646	—	646	183	20	773	1,926
Other Operations	—	61	61	(6)	31	93	2,754
Eliminations and minority interests	—	(519)	(519)	231	—	—	(959)
Gains on sales of assets and equity investments which are included in segment revenues	(229)	—	(229)	—	—	—	—
Equity in earnings of unconsolidated affiliates	(187)	—	(187)	—	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(17)	—

Total consolidated	$13,641	$—	$13,641	$3,123	$713	$5,852	$35,290

Year Ended December 31, 2000
Natural Gas Transmission	$998	$133	$1,131	$562	$131	$973	$4,995
Field Services	4,706	1,459	6,165	311	240	376	6,624
Duke Energy North America	3,426	(1,245)	2,181	346	61	1,737	25,989
International Energy	798	7	805	341	97	980	4,551
Other Energy Services	456	239	695	(59)	13	28	543
Duke Ventures	797	—	797	568	17	643	1,967
Other Operations	—	(111)	(111)	31	28	35	2,406
Eliminations and minority interests	—	(482)	(482)	231	—	—	(3,498)
Gains on sales of assets and equity investments which are included in segment revenues	(621)	—	(621)	—	—	—	—
Equity in earnings of unconsolidated affiliates	(112)	—	(112)	—	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(100)	—

Total consolidated	$10,448	$—	$10,448	$2,331	$587	$4,672	$43,577

DUKE CAPITAL CORPORATION

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(In millions)
2002
Consolidated revenues	$8,599	$1,308	$674	$199	$10,780
Consolidated long-lived assets	24,559	7,895	2,118	2,234	36,806
2001
Consolidated revenues	$11,256	$1,771	$197	$417	$13,641
Consolidated long-lived assets	22,057	516	2,573	1,594	26,740
2000
Consolidated revenues	$8,583	$1,613	$166	$86	$10,448
Consolidated long-lived assets	18,258	900	2,823	1,222	23,203

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

DUKE CAPITAL CORPORATION

Notes To Consolidated Financial Statements — Continued

Interest Rate Derivatives

	December 31,
	2002			2001
	Notional Amounts	Fair Value	Contracts Expire	Notional Amounts	Fair Value	Contracts Expire
	(Dollars in millions)
Fixed-to-floating rate swaps	$525	$81	2005- 2009	$550	$35	2003- 2019
Cancelable fixed-to-floating rate swaps	50	5	2025	378	5	2022- 2025
Floating-to-fixed rate swaps	150	(22)	2013- 2033	—	—	—
International floating-to-fixed rate swaps	403	(29)	2003- 2010	—	—	—

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

DUKE CAPITAL CORPORATION

Notes To Consolidated Financial Statements — Continued

10.  Debt and Credit Facilities

Debt

	Weighted- Average Rate	Year Due	December 31,
			2002	2001
			(In millions)
Unsecured debt(a)	6.9%	2003—2032	$13,058	$8,025
Secured debt	4.2%	2003—2027	2,654	200
Commercial paper and extendible commercial notes (ECNs)(b),(c)	2.5%		1,148	1,900
Other debt	2.0%	2005—2010	331	669
Capital leases	9.1%	2006—2032	321	98
Fair value hedge carrying value adjustment(d)		2005—2025	82	32
Unamortized debt discount and premium, net			(60)	(80)

Total debt(e)			17,534	10,844
Current maturities of long-term debt			(1,148)	(254)
Short-term notes payable and commercial paper(f)			(683)	(1,466)

Total long-term debt			$15,703	$9,124

(a)	Includes $1,625 million of Company senior notes that are a component of Duke Energy’s Equity Units as of December 31, 2002 and 2001.
(b)	Includes $500 million as of December 31, 2002 and 2001 that was classified as Long-term Debt on the Consolidated Balance Sheets. The weighted-average days to maturity were 19 days as of December 31, 2002 and 23 days as of December 31, 2001.
(c)	Includes $280 million of ECNs as of December 31, 2001. As of December 31, 2002, the Company had suspended its ECN program.
(d)	For additional information on fair value hedges see Note 6.
(e)	As of December 31, 2002, $675 million of debt was denominated in Australian dollars, $346 million of debt was denominated in Brazilian reais with the principal indexed annually to Brazilian inflation and $3,462 million of debt was denominated in Canadian dollars. As of December 31, 2001, $483 million of debt was denominated in Australian dollars and $427 million of debt was denominated in Brazilian reais with the principal indexed annually to inflation.
(f)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 3.0% as of December 31, 2002 and 3.25% as of December 31, 2001.

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

Included in the Consolidated Statements of Income are operating revenues (including Trading and Marketing net (loss) margin) and management fees of $(533) million for 2002, $(882) million for 2001 and $(600) million for 2000 related to intercompany sales to Duke Energy. Notes receivable from related parties are classified as either Receivables, or Other under Investments and Other Assets on the Consolidated Balance Sheets, depending on whether they are current or long-term notes.

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

Also see Note 12, Minority Interest, and Note 14, Guarantees and Indemnifications, for additional related party information.

17. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2002
Operating revenues	$2,208	$2,399	$2,499	$3,674	$10,780
Operating income	353	485	77	186	1,101
Net income (loss)	174	239	(33)	(116)	264

2001
Operating revenues	$4,419	$3,782	$3,166	$2,274	$13,641
Operating income	865	571	947	503	2,886
Income before cumulative effect of change in accounting principle	388	314	530	193	1,425
Net income	319	314	530	193	1,356

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

19. Reclassification of Revenues and Expenses

As previously disclosed, in the third quarter of 2002, the Company adopted the preliminary conclusions of EITF Issue No. 02-03. As a result, the Company began presenting the gains and losses from its energy trading activities on a net basis as Trading and Marketing Net Margin on its Consolidated Statements of Income in its Form 10-Q for the quarter ended September 30, 2002.

In connection with the preparation of the consolidated March 31, 2003 financial statements and the related Form 10-Q, the Company determined that both its operating revenues and operating expenses for the years ended December 31, 2002, 2001, and 2000 should be revised due to energy transportation contracts of the Duke Energy North America segment previously included in operating expenses which are reclassified to Trading and Marketing Net Margin in accordance with EITF Issue No. 02-03.

The following table shows how consolidated operating revenues and operating expenses on the income statement have been revised.

Reclassification of Operating Revenues and Operating Expenses (in millions)
	For the years ended December 31,
	2002	2001	2000
Operating revenues before reclassification	$11,359	$14,558	$11,268
Operating revenues reclassification	(579)	(917)	(820)

Revised operating revenues	$10,780	$13,641	$10,448

Operating expenses before reclassification	$10,258	$11,910	$9,753
Operating expenses reclassification	(579)	(917)	(820)

Revised operating expenses	$9,679	$10,993	$8,933

This reclassification has no impact on the Company’s or Duke Energy North America’s segment operating income, net income or cash flows for any period.

This reclassification has no impact on Duke Energy’s reported financial results.

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

INDEPENDENT AUDITORS’ REPORT

Duke Capital Corporation:

We have audited the accompanying consolidated balance sheets of Duke Capital Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholder’s equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 19, the consolidated financial statements have been revised to reflect the reclassification of amounts associated with energy transportation contracts of the Duke Energy North America segment in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities”.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP Charlotte, North Carolina March 12, 2003 (June 30, 2003 as to Note 19)

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

In 2003, the Company identified a deficiency in the design and operation of its internal control procedures related to the classification and reporting of transactions within the consolidated financial statements related to Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities.” The resulting effect required the Company to reclassify energy transportation contracts of the Duke Energy North America segment previously included in operating expenses to Trading and Marketing Net Margin in operating revenues in accordance with EITF Issue No. 02-03. Revisions to reclassify previously reported consolidated revenues and expenses as presented in the 2002 Form 10-K for the years 1999 through 2002 have been reflected in Amendment No. 1 of Form 10-KA (See Note 19 to the Consolidated Financial Statements). The Company is reviewing its policies, procedures and internal controls related to financial statement classification and reporting and will make appropriate improvements.

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

Date: June 30, 2003	DUKE CAPITAL CORPORATION

(Registrant)

By:	/s/ ROBERT P. BRACE
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

(iii)     Directors:

/s/ ROBERT P. BRACE Robert P. Brace

/s/ DAVID L. HAUSER David L. Hauser

/s/ RICHARD J. OSBORNE Richard J. Osborne

Date: June 30, 2003

CERTIFICATIONS

I, Keith G. Butler, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Duke Capital Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:    June 30, 2003

/s/ KEITH G. BUTLER
Keith G. Butler Controller and Chief Financial Officer

CERTIFICATIONS

I, Robert P. Brace, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Duke Capital Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:    June 30, 2003

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