Form 10-K
period 2003-12-31
DUKE CAPITAL LLC
filed 2004-03-16
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________  to  __________________

Commission file number 0-23977

DUKE CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware	51-0282142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

526 South Church Street, Charlotte, North Carolina	28202-1803
(Address of principal executive offices)	(Zip Code)

704-594-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
8 3/8% Trust Preferred Securities issued by Duke Capital Financing Trust III and guaranteed by Duke Capital LLC	New York Stock Exchange, Inc.
4.32% Senior Notes due 2006	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Limited Liability Company Member Interests

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

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2003	None

DUKE CAPITAL LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital LLC’s (Duke Capital) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Capital’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Capital’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in Duke Capital’s service territories

•	The weather and other natural phenomena

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates

i

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which Duke Capital and its subsidiaries are subject or other external factors over which Duke Capital has no control

•	The results of financing efforts, including Duke Capital’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Capital’s credit ratings and general economic conditions

•	Lack of improvement or further declines in the market prices of equity securities and resultant cash funding requirements for Duke Capital’s defined benefit pension plans

•	The level of creditworthiness of counterparties to Duke Capital’s transactions

•	The amount of collateral required to be posted from time to time in Duke Capital’s transactions

•	Growth in opportunities for Duke Capital’s business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other infrastructure projects

•	Competition and regulatory limitations affecting the success of Duke Capital’s divestiture plans including the prices at which Duke Capital is able to sell its assets.

•	The performance of electric generation, pipeline and gas processing facilities

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies and

•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Capital has described. Duke Capital undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1. Business.

GENERAL

Duke Capital LLC (collectively with its subsidiaries, Duke Capital), a wholly owned subsidiary of Duke Energy Corporation, is a leading energy company located in the Americas with an affiliated real estate operation. Duke Capital provides its services through the business segments described below. On March 1, 2004, Duke Capital changed its form of organization from a corporation to a Delaware limited liability company by effecting a conversion pursuant to Section 266 of the General Corporation Law of the State of Delaware and Section 18-214 of the Delaware Limited Liability Company Act. Pursuant to the conversion, all rights and liabilities of Duke Capital in its previous corporate form vested in Duke Capital as a limited liability company.

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, Duke Energy North America (DENA), International Energy and Other Operations. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit, except for Other Operations, have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Capital business units are considered reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” except for Other Operations, which is related to other business activities and operating segments that are not reportable.

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the East Coast and Southern U.S., the Pacific Northwest, and in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and gas transportation and processing services to customers in Western Canada. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy Gas Transmission Corporation’s natural gas transmission and storage operations in the U.S. are subject to the Federal Energy Regulatory Commission’s (FERC), the Texas Railroad Commission’s, and the U.S. Department of Transportation’s (DOT’s) rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the rules and regulations of the National Energy Board (NEB) or the Ontario Energy Board (OEB).

Field Services gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and produces, transports, trades and markets, and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by ConocoPhillips and approximately 70% owned by Duke Capital. Field Services gathers natural gas from production wellheads in Western Canada and 10 states in the U.S. Those systems serve major natural gas-producing regions in the Western Canadian Sedimentary Basin, Rocky Mountain, Permian Basin, Mid-Continent and East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas.

DENA operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power around its generation assets and contractual positions. DENA conducts business throughout the U.S. and Canada generally through Duke Energy North America, LLC and Duke Energy Trading and Marketing, LLC (DETM). DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. In 2003, Duke Energy discontinued the proprietary trading business at DENA, commenced actions to unwind DETM, and announced its intent to reduce its investment in merchant power generation facilities by selling its facilities in the Southeast U.S. and reducing its interests in partially constructed facilities in the Western U.S.

International Energy develops, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target power generation in Latin America. During 2003, International Energy began the process to discontinue proprietary trading and is in the process of exiting its European and Australian operations.

Beginning in 2003, the business segments formerly known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations. Other Operations is composed of diverse businesses, operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet), and Duke/Fluor Daniel (D/FD). Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings primarily in the Southeastern and Southwestern U.S. DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. On July 9, 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Other Operations also included Energy Delivery Services (EDS), an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale in December 2003. Additionally, Duke Capital Partners, LLC (DCP), a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been included as part of Other Operations but is now classified as discontinued operations.

Duke Capital is a Delaware limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. The telephone number is 704-594-6200.

Terms used to describe Duke Capital’s business are defined below.

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

Derivative. A contract in which its price is based on the value of underlying securities, equity indices, debt instruments, commodities or other benchmarks or variable. Often used to hedge risk, derivatives involve the trading of rights or obligations, but not the direct transfer of property and gains or losses are often settled net.

Distribution. The system of lines, transformers, switches and mains that connect electric and natural gas transmission systems to customers.

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

Logistics & Optimization. The act of maximizing returns from physical positions through arbitrage, especially on contractual assets such as storage, transportation, generation and transmission.

Mark-to-Market. The process whereby an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in revenues in the Consolidated Statements of Operations or in Other Comprehensive Income within equity during the current period.

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

Origination. Identification and execution of physical energy related transactions, generally with customized provisions to meet the needs of the customer or supplier, throughout the value chain.

Peak Load. The amount of electricity required during periods of highest demand. Peak periods fluctuate by season, generally occurring in the morning hours in winter and in late afternoon during the summer.

Regional Transmission Organization (RTO). An independent entity which is established to have “functional control” over utilities’ transmission systems, in order to expedite transmission of electricity.

Reliability Must Run. Generation that the California ISO determines is required to be on-line to meet applicable reliability criteria requirements.

Residue Gas. Gas remaining after the processing of natural gas.

Spark Spread. The difference between the value of electricity and the value of the gas required to generate the electricity at a specified heat rate.

Throughput. The amount of natural gas or natural gas liquids transported through a pipeline system.

Tolling. Process whereby a party provides fuel to a power generator and receives kilowatt hours in return for a pre-established fee.

Transmission System (Electric). An interconnected group of electric transmission lines and related equipment for moving or transferring electric energy in bulk between points of supply and points at which it is transformed for delivery over a distribution system to customers, or for delivery to other electric transmission systems.

Transmission System (Natural Gas). An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, LDCs, or for delivery to other natural gas transmission systems.

Volatility. An annualized measure of the fluctuation in the price of an energy contract. Implied volatility is a measure of what the market values volatility to be, as reflected in the option’s price.

Watt. A measure of power production or usage equal to one joule per second.

The following sections describe the business and operations of each of Duke Capital’s business segments. (For more information on the operating outlook of Duke Capital and its segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Introduction—Overview of Business Strategy and Economic Factors.” For financial information on Duke Capital’s business segments, see Note 3 to the Consolidated Financial Statements, “Business Segments.”)

NATURAL GAS TRANSMISSION

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the East Coast and Southern U.S., the Pacific Northwest, and in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and gas transportation and processing services to customers in Western Canada. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation.

For 2003, Natural Gas Transmission’s proportional throughput for its pipelines totaled 3,362 trillion British thermal units (TBtu), compared to 3,160 TBtu in 2002, a 6% increase mainly due to the Westcoast Energy Incorporated (Westcoast) acquisition. This includes throughput on Natural Gas Transmission’s wholly owned U.S. and Canadian pipelines and its proportional share of throughput on pipelines that are not wholly owned. The operations purchased in the Westcoast acquisition contributed 1,396 TBtu in 2003, compared to 1,229 TBtu in 2002. A majority of Natural Gas Transmission’s contracted transportation volumes are under long-term firm service agreements with LDC customers in the pipelines’ market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to various customers on a short-term or seasonal basis. Demand on Natural Gas Transmission’s pipeline systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth calendar quarters. Natural Gas Transmission’s pipeline systems consist of more than 17,500 miles of transmission pipelines. The pipeline systems receive natural gas from major North American producing regions for delivery to markets primarily in the Mid-Atlantic, New England and Southeastern states, Ontario, British Columbia, and the Pacific Northwest. (For detailed descriptions of Natural Gas Transmission’s pipeline systems, see “Properties—Natural Gas Transmission”)

Natural Gas Transmission provides retail distribution services through its subsidiary, Union Gas Limited (Union Gas). Union Gas owns and operates natural gas transmission, distribution and storage facilities in Ontario. Union Gas distributes natural gas to customers in northern, southwestern and eastern Ontario and provides storage, transportation and related services to utilities and other industry participants in the gas markets of Ontario, Quebec and the Central and Eastern U.S. Union Gas’ distribution service area extends throughout northern Ontario from the Manitoba border to the North Bay/Muskoka area, through southern Ontario from Windsor to just west of Toronto, and across eastern Ontario from Port Hope to Cornwall. Union Gas’ distribution system consists of approximately 21,000 miles of distribution pipelines serving approximately 1.2 million residential, commercial and industrial customers.

Natural Gas Transmission, through Market Hub Partners (MHP), wholly owns natural gas salt cavern facilities in south Texas and Louisiana with a total storage capacity of approximately 31 billion cubic feet (Bcf). MHP markets natural gas storage services to pipelines, LDCs, producers, end users and natural gas marketers. Texas Eastern Transmission, LP (Texas Eastern) and East Tennessee Natural Gas Company (ETNG) also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. Texas Eastern has two joint-venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. Texas Eastern’s certificated working capacity in these three fields is 75 Bcf. ETNG has a LNG storage facility in Tennessee with a certificated working capacity of 1.2 Bcf. Union Gas owns approximately 150 Bcf of natural gas storage capacity in 20 underground facilities located in depleted gas fields near Sarnia, Ontario.

Competition

Natural Gas Transmission’s pipeline, storage and gas gathering and processing businesses compete with other pipeline and storage facilities in the transportation, processing and storage of natural gas. Natural Gas Transmission competes directly with other pipelines and storage facilities serving its market areas. Natural Gas Transmission also competes directly with other natural gas storage facilities in south Texas, Louisiana and Ontario. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

Natural gas competes with other forms of energy available to Natural Gas Transmission’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors affect the demand for natural gas in the areas served by Natural Gas Transmission.

Union Gas’ distribution sales to industrial customers are affected by weather, economic conditions and the price of competitive energy sources. Most of Union Gas’ industrial and commercial customers, and a portion of residential customers, purchase their natural gas supply directly from suppliers or marketers. As Union Gas earns income from the distribution of natural gas and not the sale of the natural gas commodity, the gas distribution margin is not affected by the source of the customer’s gas supply.

Regulation

Most of Natural Gas Transmission’s pipeline and storage operations in the U.S. are regulated by the FERC. The FERC has authority to regulate rates and charges for natural gas transported or stored for U.S. interstate commerce or sold by a natural gas company via interstate commerce for resale. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Natural Gas Transmission.”) The FERC also has authority over the construction and operation of U.S. pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. In addition, certain operations are subject to state regulatory commissions.

The FERC regulations restrict access to U.S. interstate pipeline natural gas transmission customer and other data by affiliated gas marketing entities, and place certain conditions on services provided by the U.S. interstate pipelines to their affiliated gas marketing entities. These regulations affect the activities of non-regulated affiliates with Natural Gas Transmission.

Natural Gas Transmission’s U.S. operations are subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.) Natural Gas Transmission’s interstate natural gas pipelines are subject to the regulations of the DOT concerning pipeline safety. DOT regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968 (and subsequent acts). The DOT has developed new regulations, effective February 14, 2004, that establish mandatory inspections for all natural gas transmission pipelines in high-consequence areas within 10 years. The new regulations require pipeline operators to implement integrity management programs, including more frequent inspections, and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to life and property. Management believes that compliance with these new DOT regulations for Natural Gas Transmission will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of Duke Capital.

The natural gas gathering, processing, transmission, storage and distribution operations in Canada are subject to regulation by the NEB and provincial agencies in Canada, such as the OEB and the British Columbia Utilities Commission. These agencies have authorization similar to the FERC for setting rates, regulating the operations of facilities and construction of any additional facilities.

FIELD SERVICES

Field Services gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and produces, transports, trades and markets, and stores NGLs. It conducts operations primarily through DEFS, which is approximately 30% owned by ConocoPhillips and approximately 70% owned by Duke Capital. Field Services gathers natural gas from production wellheads in Western Canada and ten states in the U.S. Those systems serve major gas-producing regions in the Western Canadian Sedimentary Basin, Rocky Mountain, Permian Basin, Mid-Continent and East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas. Field Services owns and operates approximately 58,000 miles of natural gas gathering systems with approximately 34,000 active receipt points.

Field Services’ natural gas processing operations separate raw natural gas that has been gathered on its systems and third-party systems into condensate, NGLs and residue gas. Field Services processes the raw natural gas at the 56 natural gas processing facilities that it owns and operates and at ten third-party operated facilities in which it has an equity interest.

The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix, or further separated through a fractionation process into their individual components (ethane, propane, butanes and natural gasoline) and then sold as components. Field Services fractionates NGL raw mix at ten processing facilities that it owns and operates and at four third-party-operated facilities in which it has an equity interest. In addition, Field Services operates a propane wholesale marketing business. Field Services sells NGLs to a variety of customers ranging from large, multinational petrochemical and refining companies to small regional retail propane distributors. Substantially all of its NGL sales are at market-based prices.

The residue gas separated from the raw natural gas is sold at market-based prices to marketers or end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. Field Services markets residue gas directly or through its wholly owned gas marketing company and its affiliates. Field Services also stores residue gas at its 6 Bcf natural gas storage facility.

Field Services uses NGL trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage its price risk and to provide additional services to its customers. Asset based gas trading and marketing activities are supported by ownership of the Spindletop storage facility and various intrastate pipelines which provide access to market centers/hubs such as Waha, Texas; Katy, Texas and the Houston Ship Channel. Field Services undertakes these NGL and gas trading activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot marketing trading. Field Services believes there are additional opportunities to grow its services with its customer base.

The following map includes Field Services’ natural gas gathering systems, intrastate pipelines, regional offices and supply areas. The map also shows Natural Gas Transmission’s interstate pipeline systems.

Field Services also owns Texas Eastern Products Pipeline Company, LLC (TEPPCO), the general partner of TEPPCO Partners, L.P., a publicly traded limited partnership which owns one of the largest common carrier pipelines of refined petroleum products and liquefied petroleum gases in the U.S., as well as, natural gas gathering systems, petrochemical and natural gas liquid pipelines, and is engaged in crude oil transportation, storage, gathering and marketing. TEPPCO is responsible for the management and operations of TEPPCO Partners, L.P.

Field Services’ operating results are significantly impacted by changes in average NGL prices, which increased approximately 39% in 2003 compared to 2002. (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk” for a discussion of Field Services’ exposure to changes in commodity prices.)

Field Services’ activities can fluctuate in response to seasonal demand for natural gas.

Competition

Field Services competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers, and brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is based primarily on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high-demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer’s residue gas and extracted NGLs; whereas, competition for sales to customers is based primarily upon reliability, services offered, and price of delivered natural gas and NGLs.

Regulation

The intrastate pipelines owned by Field Services are subject to state regulation. To the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, the pipelines are also subject to FERC regulation. However, most of Field Services’ natural gas gathering activities are not subject to FERC regulation.

Field Services is subject to the jurisdiction of the EPA and state environmental agencies. (For more information, see “Environmental Matters” in this section.) Some of Field Services’ operations are subject to the jurisdiction of the Federal and state transportation agencies.

Recently, the DOT has developed new regulations, effective February 14, 2004, that require gas transmission pipeline operators to develop and implement integrity management programs for gas transmission pipelines located where a leak or rupture could have the greatest impact to life and property in areas referred to as “high consequence areas.” The regulations require gas pipeline transmission operators to perform ongoing assessments of pipeline integrity and to implement preventative and mitigative actions. Baseline integrity assessments are required to be completed by December 2012. Reassessments are to be conducted at prescribed intervals. Field Services is presently developing its implementation program to address these new DOT requirements, and is also evaluating the effects of complying with this new DOT regulatory program.

Field Services’ Canadian assets are regulated by the Alberta Energy and Utilities Board and the NEB.

DUKE ENERGY NORTH AMERICA

DENA operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power around its generation and contractual positions. DENA conducts business throughout the U.S. and Canada through Duke Energy North America and DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. As discussed below, during 2003 certain key events led DENA to undertake a number of actions to change its existing business strategy.

As an active participant in the North American wholesale energy market, DENA has redefined its business strategy primarily in response to:

•	Power generation oversupply in certain regions in the U.S., resulting in low spark spreads

•	Reduction of major wholesale energy marketing and trading participants resulting in decreased market liquidity and increased collateral demands

As a result of these market developments DENA:

•	Executed substantial re-organization efforts, resulting in significant staff and annual cost reductions

•	Discontinued proprietary trading and other non-core businesses

•	Decided to exit the Southeast region

•	Resolved to wind down the operations of DETM. The majority of the commodity contracts have been eliminated or sold to third parties. DENA will continue its participation in the market through 100% Duke Capital-owned entities.

In the fourth quarter 2003, management decided to: a) exit the Southeast region through a contemplated disposition of its merchant generation plants located in that region, b) not use Duke Capital funds to complete construction and reduce DENA’s interest in deferred plants, and c) wind-down DETM. These actions negatively impacted operating income by approximately $3.1 billion.

Previously, DETM was committed to market substantially all of ExxonMobil’s U.S. and Canadian natural gas production through 2006. Beginning in March 2003, most of this natural gas production was no longer made available to be marketed by DETM. This change in gas supply along with the other key market events described above prompted the wind-down of DETM. As stated above, the majority of DETM’s commodity contracts have been eliminated or sold to third parties during 2003 and the remaining actions to wind down DETM’s operations will continue in 2004.

In June 2003, DENA sold its 50% ownership interest in Duke/UAE Ref-Fuel for $325 million to Highstar Renewable Fuels LLC. DENA recorded a gain on the sale of approximately $178 million, which is included in Gains on Sales of Equity Investments in the Consolidated Statements of Operations.

Generation Assets

DENA currently owns or operates approximately 15,820 net megawatts (MW) of operating generation and has approximately 2,402 net MW of operating generation under construction. During 2003, DENA determined that the partially constructed power generation facilities, Moapa, Grays Harbor, and Luna (collectively the “deferred plants”), will not be completed with Duke Capital funds. DENA will look to sell and/or solicit funding for completion of the deferred plants in 2004. Additionally, DENA has decided to sell all of its power generation facilities in the Southeast U.S.

The following map shows DENA’s power generation facilities.

Marketing Portfolio

The majority of DENA’s portfolio of purchase and sales agreements incorporate market-sensitive pricing terms. Physical purchase and sales commitments involving significant price and location risk are generally hedged with financial derivatives. DENA’s results may also fluctuate in response to seasonal demand for electricity, natural gas and other energy-related commodities. Additionally, weather has a significant impact on electricity and natural gas demand. (For information concerning DENA’s risk-management activities, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk” and Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk and Financial Instruments.”)

Customers

DENA markets electricity to investor-owned utilities, municipal power generators and other power marketers. DENA markets natural gas primarily to LDCs, electric power generators, municipalities, large industrial end-users and energy marketing companies. DENA also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services.

Competition

DENA’s competitors include utilities, other merchant electric generation companies in North America, certain financial institutions engaged in commodity trading, major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, and other domestic and international electric power and natural gas marketers. The price of commodities and services delivered, along with the quality and reliability of services provided, drive competition in the energy marketing business.

Over the past two years, there has been a significant reduction in number of market participants due to the profitability decline resulting from oversupply of generation, increase in regulation, cost of capital to maintain generation facilities, collateral requirements, and bankruptcies. With fewer market participants, liquidity has been further depressed.

Regulation

DENA’s energy marketing activities are, in some circumstances, subject to the jurisdiction of the FERC. Current FERC policies permit DENA’s trading and marketing entities to market natural gas, electricity and other energy-related commodities at market-based rates, subject to FERC jurisdiction. DENA continues to monitor the varied pace of wholesale electricity market restructuring.

Certain of DENA’s generating stations in California sell electricity to the California ISO under “reliability must run” agreements; those sales are made at FERC regulated rates. In addition, several legal and regulatory proceedings at the state and federal levels are ongoing related to DENA’s activities in California during the electricity supply situation and related to trading activities. (See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” for further discussion.)

The operation and maintenance of DENA’s power plants in California will be subject to regulation pursuant to rules that are currently being promulgated by state authorities. The new rules are intended to increase the reliability of the generation supply in California by setting maintenance standards and regulating when plants may be taken out of service for routine maintenance. Duke Capital does not believe that the new rules, when finalized, will have a material impact on the operation of its power plants in California.

DENA is subject to the jurisdiction of the EPA and state environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

INTERNATIONAL ENERGY

International Energy develops, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. and Canada. It conducts operations primarily through DEI and its activities target power generation in Latin America.

During 2003, International Energy sold its interest in P.T. Puncakjaya Power in Indonesia as well as decided to exit the European market and sell its Australian assets. As a result, these operations are not included in International Energy’s results but have been reclassified to discontinued operations for current and prior years. As of December 31, 2003, the European and Australian assets and liabilities are classified as Assets Held for Sale, and Liabilities Associated with Assets Held for Sale, respectively, on the Consolidated Balance Sheet. (See Note 11 to the Consolidated Financial Statements, “Assets Held for Sale and Discontinued Operations” for further discussion.)

From its platform of assets, International Energy provides customers with energy supply at competitive prices, manages the logistics associated with power and natural gas delivery, and offers services that allow customers to improve energy efficiency and hedge their commodity price exposure. International Energy’s customers include retail distributors, electric utilities, independent power producers and large industrial companies. International Energy is committed to building integrated regional businesses that provide customers with a full range of innovative and competitively priced energy services.

International Energy’s current strategy is focused on maximizing the returns and cash flow from its current portfolio of energy businesses by creating organic growth through its sales and marketing efforts in all regions in which it currently does business, optimizing the output and efficiency of its various facilities, controlling and reducing costs and divesting selected assets.

International Energy’s continuing operations owns, operates or has substantial interests in approximately 4,121 net MW of generation facilities. The following map shows the locations of International Energy’s facilities, including projects under construction. The capacities shown in the map are gross MW values (for net MW values see “Properties—International Energy”).

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government owned electric generating companies, LDC’s with self-generation capability and other privately owned electric generating companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio is base-load hydro electric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to international environmental regulations. (See “Environmental Matters” in this section.)

OTHER OPERATIONS

Beginning in 2003, the business segments formerly known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations. Other Operations is composed of diverse businesses, operating primarily through Crescent, DukeNet, DCP, D/FD and EDS.

Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings, primarily in the Southeastern and Southwestern U.S. On December 31, 2003, Crescent owned 1.3 million square feet of commercial, industrial and retail space, with an additional 0.9 million square feet under construction. This portfolio included 1.4 million square feet of office space, 0.4 million square feet of warehouse space and 0.4 million square feet of retail space. Crescent’s residential developments include high-end country club and golf course communities, with individual lots sold to custom builders and tract developments sold to national builders. Crescent had four multi-family communities at December 31, 2003, including two operating properties and two properties under development. On December 31, 2003, Crescent also managed approximately 134,000 acres of land.

DukeNet provides telecommunications bandwidth capacity for industrial and commercial customers through its fiber optic network. It owns and operates a fiber optic communications network centered in North Carolina and South Carolina and is interconnected with a fiber optic communications network through affiliate agreements with third parties.

DCP, a wholly owned merchant finance company, provided financing, investment banking and asset management services to wholesale and commercial markets in the energy and real estate industries. In 2003, Duke Capital announced that it will exit the merchant finance business at DCP in an orderly manner. DCP’s operating results have been classified as discontinued operations in the Consolidated Statements of Operations.

D/FD, operating through several entities, provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fueled electric power plants, both domestically and internationally. Subsidiaries of Duke Capital and Fluor Corporation each own 50% of D/FD. In 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The partners of D/FD have adopted a plan for an orderly wind-down of the D/FD business targeted for completion in July 2005.

EDS is an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects. It was formed in the second quarter of 2002 from the transmission and distribution services component of Duke Engineering Services, Inc. (DE&S) and was excluded from the sale of DE&S. On December 31, 2003, Duke Capital completed the sale of EDS to the Shaw Group Inc.

Competition and Regulation

Crescent competes with multiple regional and national real estate developers across its various business lines in the Southeastern and Southwestern U.S. Crescent’s residential division sells developed lots to regional and national home builders and retail buyers, competing with other developers and home builders with an inventory of developed lots. Crescent’s commercial division leases office, industrial and retail space, competing with other public and private developers and owners of commercial property including national real estate investment trusts (REITs). Similarly, Crescent’s multi-family division leases apartment units primarily to individuals, competing with other private developers and multi-family REITs.

Other Operations is subject to the jurisdiction of the EPA and international, state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

ENVIRONMENTAL MATTERS

Duke Capital is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental regulations affecting Duke Capital include, but are not limited to:

•	The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Federal Water Pollution Control Act which requires permits for facilities that discharge treated wastewater into the environment.

•	The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to such site, to share in remediation costs.

•	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires consideration of potential environmental impacts by federal agencies in their decisions, including siting approvals.

(For more information on environmental matters involving Duke Capital, including possible liability and capital costs, see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Environmental.”)

Except to the extent discussed in Note 4 and Note 16 to the Consolidated Financial Statements, compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Capital.

GEOGRAPHIC REGIONS

For a discussion of Duke Capital’s foreign operations and the risks associated with them, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 3 and 7 to the Consolidated Financial Statements, “Business Segments” and “Risk Management and Hedging Activities, Credit Risk and Financial Instruments.”

EMPLOYEES

On December 31, 2003, Duke Capital had approximately 13,600 employees. A total of 1,787 operating and maintenance employees were represented by unions. This amount consists of the following:

•	1,039 employees represented by the Communications, Energy and Paperworkers of Canada

•	159 employees represented by the United Steel Workers of America

•	186 employees represented by the Canadian Pipeline Employees Association

•	85 employees represented by Sindicato de Trabajadores del Sector Petroquimico

•	79 employees represented by Sindicato de Trabajadores del Sector Electrico

•	77 employees represented by Sindicato dos Trabalhadores na Industria da Energia Hidroeletrica de Ipaussu

•	29 employees represented by Asociacion del Personal Jerarquico del Agua y la Energia

•	25 employees represented by Sindicato Unico de Centrales de Generacion Canion del Pato

•	24 employees represented by Sindicato dos Trabalhadores na Industria de Energia Eletrica de Campinas

•	24 employees represented by Sindicato Unico de Generacion Electrica Carhuaquero

•	20 employees represented by Sindicato Corani

•	14 employees represented by Federacion Argentina de Trabajadores de Luz y Fuerza

•	11 employees represented by Sindicato dos Trabalhadores nas Industrias de Energia Eletrica de Sao Paulo

•	11 employees represented by the National Distribution Union

•	4 employees represented by the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industries of the U.S. and Canada

Item 2. Properties.

NATURAL GAS TRANSMISSION

Texas Eastern’s gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,600 miles of pipeline and 73 compressor stations.

Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 500 miles of Texas Eastern’s pipeline system.

Algonquin Gas Transmission Company’s (Algonquin) transmission system connects with Texas Eastern’s facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of approximately 1,100 miles of pipeline with six compressor stations. Algonquin is a wholly owned subsidiary of Duke Energy.

ETNG’s transmission system crosses Texas Eastern’s system at two points in Tennessee and consists of two mainline systems totaling approximately 1,400 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with 18 compressor stations.

Maritimes and Northeast Pipeline’s transmission system (approximately 75% owned by Duke Capital) extends approximately 900 miles from producing fields in Nova Scotia through New Brunswick, Maine, New Hampshire and Massachusetts, connecting to Algonquin in Beverly, Massachusetts. It has two compressor stations on the system.

The British Columbia Pipeline System consists of two divisions. The field services division operates more than 1,840 miles of gathering pipelines in British Columbia, Alberta, the Yukon Territory and the Northwest Territories, as well as 22 field compressor stations; four gas processing plants located in British Columbia near Fort Nelson, Taylor, Chetwynd and in the Sikanni area northwest of Fort St. John, and three elemental sulphur recovery plants located at Fort Nelson, Taylor and Chetwynd. Total contractible capacity of approximately 1.8 Bcf of residue gas per day. The pipeline division has approximately 1,740 miles of transmission pipelines in British Columbia and Alberta, as well as 18 mainline compressor stations.

Union Gas owns and operates natural gas transmission, distribution and storage facilities in Ontario. Union Gas distributes natural gas to customers in northern, southwestern and eastern Ontario and provides storage, transportation and related services to utilities and other industry participants in the gas markets of Ontario, Quebec and the Central and Eastern U.S. Union Gas’ underground natural gas storage facilities have a working capacity of approximately 150 Bcf in 20 underground facilities located in depleted gas fields. Its transmission system consists of approximately 3,000 miles of pipeline and six mainline compressor stations. Union Gas’ distribution system consists of approximately 21,000 miles of distribution.

MHP owns and operates two natural gas storage facilities: Moss Bluff and Egan. The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers counties near Houston, Texas and has access to five pipelines. The Egan facility consists of three storage caverns located in Acadia Parish in the south central part of Louisiana and has access to seven pipeline facilities.

(For a map showing natural gas transmission and storage properties and additional information on Natural Gas Transmission’s properties, see “Business—Natural Gas Transmission” earlier in this section.)

FIELD SERVICES

(For information and a map showing Field Services’ properties, see “Business—Field Services” earlier in this section.)

DUKE ENERGY NORTH AMERICA

The following table provides information about DENA’s generation portfolio in operation as of December 31, 2003.

Name	Gross MW	Net MW	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Moss Landing	2,538	2,538	Combined Cycle	Natural Gas	CA	100%
Hanging Rock	1,240	1,240	Combined Cycle	Natural Gas	OH	100
Murray(a)	1,240	1,240	Combined Cycle	Natural Gas	GA	100
Morro Bay	1,002	1,002	Combined Cycle	Natural Gas	CA	100
South Bay	700	700	Combined Cycle	Natural Gas	CA	100
Enterprise Energy(a)	640	640	Simple Cycle	Natural Gas	MS	100
Lee	640	640	Simple Cycle	Natural Gas	IL	100
Marshall(a)	640	640	Simple Cycle	Natural Gas	KY	100
Sandersville(a)	640	640	Simple Cycle	Natural Gas	GA	100
Southhaven(a)	640	640	Simple Cycle	Natural Gas	MS	100
Vermillion	640	640	Simple Cycle	Natural Gas	IN	100
Fayette	620	620	Combined Cycle	Natural Gas	PA	100
Hot Springs(a)	620	620	Combined Cycle	Natural Gas	AR	100
Washington	620	620	Combined Cycle	Natural Gas	OH	100
Griffith Energy	600	300	Combined Cycle	Natural Gas	AZ	50
Arlington Valley	570	570	Combined Cycle	Natural Gas	AZ	100
Hinds(a)	520	520	Combined Cycle	Natural Gas	MS	100
Maine Independence	520	520	Combined Cycle	Natural Gas	ME	100
St. Francis	500	250	Combined Cycle	Natural Gas	MO	50
Bridgeport	490	326	Combined Cycle	Natural Gas	CT	67
New Albany Energy(a)	385	385	Simple Cycle	Natural Gas	MS	100
Bayside	260	195	Combined Cycle	Natural Gas	NB	75
Oakland	165	165	Simple Cycle	Oil	CA	100
McMahon	117	59	Cogen	Natural Gas	BC	50
Ft. Francis	110	110	Cogen	Natural Gas	ON	100

Total	16,657	15,820

(a)	Southeast region

(For a map showing DENA’s properties, see “Business—Duke Energy North America” earlier in this section.)

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in operation as of December 31, 2003.

Name	Gross MW	Net MW	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema	2,307	2,185	Hydro	Brazil	95%
Hidroelectrica Cerros Colorados	576	523	Hydro/Natural gas	Argentina	91
Egenor	540	538	Hydro/Diesel/Oil	Peru	100
Acajutla	324	293	Oil/Diesel	El Salvador	90
Electroquil	180	130	Diesel	Ecuador	72
DEI Guatemala y Cia	328	328	Oil/Diesel	Guatemala	100
Aquaytia	160	61	Natural Gas	Peru	38
Empressa Electrica Corani	126	63	Hydro	Bolivia	50

Total(a)	4,541	4,121

(a)	Excludes discontinued operations

(For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.)

OTHER OPERATIONS

(For information regarding Other Operations’ properties, see “Business—Other Operations” earlier in this section.)

OTHER

None of the properties used in Duke Capital’s other business activities are considered material to Duke Capital’s operations as a whole.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies— Environmental.”

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

All of the outstanding limited liability company member interests of Duke Capital are owned by Duke Energy. There is no market for Duke Capital’s limited liability company member interests. Distributions on Duke Capital’s limited liability company member interests will be paid when declared by the Board of Directors. Duke Capital did not pay distributions on its common equity in 2003, 2002 or 2001. Duke Capital continues to review its policy with respect to paying future distributions.

Item 6. Selected Financial Data.(a)

	2003(b)	2002	2001	2000	1999
	Dollars in millions
Statement of Operations
Operating revenues	$16,518	$11,412	$13,921	$11,401	$5,300
Operating expenses	18,120	9,961	11,291	9,867	4,503
(Losses) gains on sales of other assets, net	(203)	—	238	214	132

Operating (loss) income	(1,805)	1,451	2,868	1,748	929
Other income and expenses, net	498	365	237	598	200
Interest expense	1,070	861	536	597	308
Minority interest expense	42	72	283	262	106

(Loss) earnings from continuing operations before income taxes	(2,419)	883	2,286	1,487	715
Income tax (benefit) expense from continuing operations	(918)	281	852	534	240

(Loss) income from continuing operations	(1,501)	602	1,434	953	475
(Loss) income from discontinued operations, net of tax	(164)	(281)	(15)	(3)	9

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(1,665)	321	1,419	950	484
Extraordinary gain, net of tax	—	—	—	—	660
Cumulative effect of change in accounting principle, net of tax and minority interest	(133)	—	(69)	—	—

Net (loss) income	$(1,798)	$321	$1,350	$950	$1,144

Ratio of Earnings to Fixed Charges	— (c)	1.6	3.6	3.1	3.0
Balance Sheet
Total assets	$40,105	$45,106	$35,207	$43,595	$20,618
Long-term debt, less current maturities	13,652	15,703	9,124	6,952	5,319

(a)	Prior year amounts have been restated due to the merger of Duke Energy Fuels into a wholly owned subsidiary of Duke Capital. In addition, certain other amounts have been reclassified. (See Note 1 to the Consolidated Financial Statements.)
(b)	As of January 1, 2003, Duke Capital adopted the remaining provisions of Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.
(c)	Earnings were inadequate to cover fixed charges by $2,383 million for the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in connection with the Consolidated Financial Statements. When appropriate, the discussion of Duke Capital’s results of operations and financial condition reflects its status as a corporation, not a limited liability company, as of December 31, 2003.

Overview of Business Strategy and Economic Factors.    Duke Capital’s business strategy is to develop integrated energy businesses in targeted regions where Duke Capital’s capabilities in developing energy assets; operating power plants, natural gas liquid (NGL) plants and natural gas pipelines; optimizing commercial operations (including its affiliated real estate operation); and managing risk can provide comprehensive energy solutions for customers and create value for its parent company.

The energy industry and Duke Capital are experiencing a number of challenges, including the substantial imbalance between supply and demand for electricity, the pace of economic recovery, and regulatory and legal uncertainties. In response to these current challenges, Duke Capital is focusing on reducing risks and restructuring its business to be well positioned as the energy marketplace regains its health and vigor. In 2003, Duke Capital established a platform for future growth by selling certain non-strategic assets, cutting expenses and paying down debt, while still funding capital expenditures at its core regulated Natural Gas Transmission business. Duke Capital also resolved many outstanding legal and regulatory issues; reduced the scope of its international operations by announcing its intention to exit the Australian and European markets; and repositioned Duke Energy North America (DENA) to be a more focused, asset-backed merchant business. The repositioning of DENA included discontinuing proprietary trading and announcing its intentions to exit the merchant generation business in the Southeast region.

Duke Capital’s current goals for 2004 include: positive net cash generation; investing in its strongest businesses such as Natural Gas Transmission and Crescent Resources, LLC (Crescent); continuing to size its businesses to market realities; addressing merchant energy issues; strengthening relationships with customers; and further reducing regulatory and legal uncertainty. A major focus for 2004 will be to complete the execution of the plans Duke Capital announced for its merchant and international business, including the sale of its assets in the Southeastern U.S and Australia, and its exit from Europe. Duke Capital also plans to continue to pay down debt in 2004 by $2.3 to $2.8 billion to further strengthen its balance sheet. (Included in the expected 2004 debt reduction amount is approximately $900 million of Australian dollar denominated debt related to International Energy’s Australian operations.) Duke Capital believes it is well-positioned to generate cash in 2004 from asset sales and operations to meet its goals of reducing debt and providing for maintenance and modest expansion.

Duke Capital’s business model provides diversification between stable, less cyclical businesses like Natural Gas Transmission and the traditionally higher-growth and more cyclical energy businesses like DENA, International Energy and Field Services. Additionally, Crescent’s portfolio strategy is diversified between residential, commercial, and multi-family development. Although Duke Capital expects to return to profitability in 2004, all of its businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market price of commodities, all of which are beyond Duke Capital’s control, and could impair Duke Capital’s ability to meet its goals for 2004.

Declines in demand for electricity as a result of economic downturns would reduce overall electricity sales and lessen Duke Capital’s cash flows; especially as industrial customers reduce production and, thus, consumption of electricity. Natural Gas Transmission is subject to mandated tariff rates and recovery of certain fuel costs. Lower economic output would also cause the Natural Gas Transmission and Field Services businesses to experience a decline in the volume of natural gas shipped through their pipelines, or gathered and processed at their plants, or distributed by their local distribution company, resulting in lower revenue and cash flows. Natural Gas Transmission continues to experience positive renewals of its customer contracts as they expire.

If negative market conditions persist over time and estimated cash flows over the lives of Duke Capital’s individual assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. Furthermore, a change in management’s intent about the use of individual assets (held for use versus held for sale) or a change in fair value of assets held for sale could also result in an impairment. The largest impairments over the past two years have been related to DENA and International Energy and it is estimated that the most significant future risk of impairments also resides within these segments. There is also risk that DENA may not be able to execute its plans to sell its Southeast region merchant plants and that International Energy may not be able to execute its plans to sell the Australian assets, or would obtain lower prices than planned, thus diminishing future cash flow and negatively impacting results of operation.

Duke Capital and its goals for 2004 can also be substantially at risk due to the regulation of its businesses. Duke Capital’s businesses in North America are subject to regulations on the federal and state level. The majority of Duke Capital’s Canadian natural gas assets is also subject to various degrees of federal or provincial regulation and are subject to the same risks. Regulations, applicable to the electric power industry and gas transmission and storage industry, have a significant impact on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and Duke Capital cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business.

Additionally, Duke Capital’s investments and projects located outside of the U.S. expose it to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Capital’s future results. Duke Capital’s recent restructuring, which focuses its non-U.S. operations on only Latin America and Canada, will help mitigate this exposure.

Duke Capital also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations. If Duke Capital is not able to access capital at competitive rates, its ability to implement its strategy could be adversely affected. Market disruptions or a downgrade of Duke Capital’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity.

RESULTS OF OPERATIONS

Overview of Drivers and Variances for 2003 and 2002

Year Ended December 31, 2003 as Compared to December 31, 2002.    For 2003, Duke Capital had a net loss of $1,798 million, compared to net income of $321 million in 2002. For Duke Capital, 2003 was a year of transition and one of Duke Capital’s key goals was to establish a platform for future growth by cutting costs, selling non-strategic assets and exiting businesses that were not profitable or were not part of the core business. As a result, Duke Capital incurred significant charges in 2003 related to these activities; including wind-down costs, asset impairments and other charges related to current market conditions and strategic actions taken by management. Significant charges that contributed to the lower results in 2003 included:

•	Charges of $2.8 billion related to asset impairment of DENA’s Southeastern plants and its deferred Western plants, and wind-down costs associated with the Duke Energy Trading and Marketing, LLC (DETM) joint venture

•	Charges of $262 million for the disqualification of certain hedges from the accrual method of accounting to mark-to-market accounting that were related to the impaired assets at DENA

•	Charges and impairments of $292 million for International Energy’s Australian and European businesses, which have been classified as discontinued operations

•	A charge of $254 million for goodwill impairment at DENA, related primarily to the trading and marketing business

•	Net losses of $203 million on other assets sold or held for sale

•	Severance and related charges of $74 million associated with workforce reductions across all segments

•	A charge of $51 million for the write-off of an abandoned corporate risk management information system

Partially offsetting these 2003 charges were net gains of $279 million on equity investment sales during the year, and when compared to 2002, $612 million of charges in 2002 related to severance, goodwill impairment for International Energy’s European trading and marketing business, the termination of certain turbines on order, impairments of other uninstalled turbines, write-off of project and site development costs, demobilization costs related to deferred plants and a partial impairment of a merchant plant. (For additional information on goodwill impairments, other impairments and related charges, assets held for sale and discontinued operations, see Notes 8, 10 and 11 to the Consolidated Financial Statements)

Other key drivers of the 2003 lower results included:

•	Increased interest expense of $209 million due primarily to decreased capitalized interest and higher average debt balances, primarily resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast Energy Inc. (Westcoast)

•	Charges related to changes in accounting principles of $133 million, net of tax and minority interest (see Note 1 to the Consolidated Financial Statements)

•	International Energy’s reserve and charges for environmental settlements with Brazil of $26 million

•	A settlement with the Commodity Futures Trading Commission (CFTC) of $17 million, net of minority interest expense, by DENA (see Note 16 to the Consolidated Financial Statements)

•	Foregone earnings of assets and equity investments sold

The above decreases in earnings were partially offset by additional earnings in 2003 from the Westcoast acquisition in March 2002.

Year Ended December 31, 2002 as Compared to December 31, 2001.    In 2002, Duke Capital’s net income was $321 million, compared to $1,350 million in 2001. The decrease was due primarily to:

•	Decreased trading and marketing results, due primarily to negative impacts of a prolonged economic downturn, low commodity prices, low volatility levels, reduced sparks spreads and decreased market liquidity

•	Charges at several business units, such as asset impairments and severance costs, related to market conditions in 2002 and strategic actions taken by management

•	A decline in the average price realized for electricity generated by Duke Capital’s merchant plants

•	An increase in interest expense due primarily to the debt assumed in the acquisition of Westcoast

The above drivers were partially offset by:

•	Increased transportation, storage and distribution income from assets acquired or consolidated as a part of the acquisition of Westcoast in March 2002

•	A one-time net-of-tax charge in 2001 of $69 million related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”

For additional information on specific business unit related items, see the segment discussions that follow. For a detailed discussion of interest, taxes and the change in accounting principles, see “Other Impacts on Net Income” at the end of this section.

Consolidated Operating Revenues

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating revenues for 2003 increased $5,106 million, compared to 2002. This change was driven by a $4,364 million increase in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues, due primarily to increased NGL pricing, and due to the adoption of the final consensus on Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” on January 1, 2003. As of that date, Duke Capital began to report revenues and expenses for certain derivative and non-derivative gas and other contracts on a gross basis instead of a net basis. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF Issue No. 02-03.

Regulated Natural Gas revenues also increased $742 million due primarily to increased transportation, storage and distribution revenues from assets acquired or consolidated as a part of the acquisition of Westcoast in March 2002.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating revenues for 2002 decreased $2,509 million, compared to 2001. The decrease was due primarily to decreased trading and marketing net margins (included in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues on the Consolidated Statements of Operations) as a result of the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels, reduced spark spreads and decreased market liquidity. The decrease was also a result of decreased revenues on the sale of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased transportation, storage and distribution revenue from assets acquired or consolidated as part of the Westcoast acquisition in March 2002.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating expenses for 2003 increased $8,159 million, compared to 2002. Changes in consolidated operating expenses were driven primarily by asset impairments and related charges, and by the same drivers that affected consolidated operating revenues: increased purchase costs for NGLs and the adoption of the final consensus on EITF Issue No. 02-03, and additional expenses due to the acquisition of Westcoast.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating expenses for 2002 decreased $1,330 million, compared to 2001. The decrease was due primarily to a reduction in expenses related to the purchases of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased operating expenses from assets acquired or consolidated as part of the Westcoast acquisition in March 2002, and various asset impairment and severance charges related to market conditions and strategic actions taken by management.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated (Losses) Gains on Sales of Other Assets, net

Consolidated (losses) gains on sales of other assets, net was a loss of $203 million for 2003, zero for 2002, and a gain of $238 million for 2001. The loss for 2003 was comprised of a $208 million loss at DENA primarily related to charges on DETM contracts ($127 million) resulting from the wind-down of DETM’s operations, and impairments recorded on assets held for sale, including a 25% undivided interest in the wholly-owned Duke Capital Vermillion facility ($18 million), and stored turbines and related equipment ($66 million). The gain for 2001 was primarily comprised of gains on sales of DENA’s interests in several merchant energy facilities.

Consolidated Operating Income

Year Ended December 31, 2003 as Compared to December 31, 2002.    For 2003, consolidated operating income decreased $3,256 million, compared to 2002. Lower operating income was driven by decreased operating income at DENA of $3,699 million, due primarily to asset impairments and related charges, as discussed above.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating income for 2002 decreased $1,417 million, compared to 2001. The decrease was driven by a $1,430 million decrease at DENA due to decreased trading and marketing results (as previously described), decreased average prices realized on electric generation, and certain charges taken as a result of 2002 market conditions and strategic actions by management. Also contributing to the decrease was a $318 million decrease at Field Services due to decreased commodity prices such as NGLs and natural gas. Slightly offsetting these decreases was a $488 million increase at Natural Gas Transmission due primarily to the acquisition of Westcoast in March 2002.

For a more detailed discussion of these variances, see segment discussions below.

Consolidated Earnings Before Interest and Taxes From Continuing Operations (EBIT)

Changes in consolidated EBIT were primarily driven by the same changes as consolidated operating income, as discussed above. Consolidated EBIT also includes Other Income and Expenses, which increased $133 million for the year ended December 31, 2003 and $128 million for the year ended December 31, 2002. The increase for 2003 was driven primarily by DENA’s $178 million gain on the sale of its 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel) in June 2003 and Natural Gas Transmission’s $90 million gain on sales of various investments in 2003, offset by foregone earnings from the sale of those investments. The increase for 2002 was driven by Natural Gas Transmission’s $32 million gain on the sale of a portion of its partnership interests in Northern Border Partners L.P. in 2002.

For a more detailed discussion of EBIT, see segment discussions below.

Consolidated EBIT is viewed as a non-Generally Accepted Accounting Principles (GAAP) measure under the rules of the Securities and Exchange Commission (SEC). Duke Capital includes consolidated EBIT in its disclosures because it is one of the measures used by management to evaluate total company and segment performance for continuing operations. On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Capital. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances, and third-party interest income on those balances, are generally excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Capital’s ownership interest in operations without regard to financing methods or capital structures.

On a consolidated basis, EBIT is also used as a performance measure and represents the combination of operating income, and other income and expenses as presented on the Consolidated Statements of Operations. The use of EBIT on a consolidated basis follows its use for assessing segment performance, and is consistent with the approach used by its parent, Duke Energy.

Components of EBIT and Reconciliation of Operating (Loss) Income to Net (Loss) Income

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating (loss) income	$(1,805)	$1,451	$2,868
Other income and expenses(a)	498	365	237

EBIT	(1,307)	1,816	3,105
Interest expense	1,070	861	536
Minority interest expense	42	72	283

(Loss) earnings from continuing operations before income taxes	(2,419)	883	2,286
Income tax (benefit) expense from continuing operations	(918)	281	852

(Loss) income from continuing operations	(1,501)	602	1,434
Loss from discontinued operations, net of tax	(164)	(281)	(15)

(Loss) income before cumulative effect of change in accounting principle	(1,665)	321	1,419
Cumulative effect of change in accounting principle, net of tax and minority interest	(133)	—	(69)

Net (loss) income	$(1,798)	$321	$1,350

(a)	Includes gains on sale of equity investments

EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Capital’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Natural Gas Transmission	$1,317	$1,161	$607
Field Services	192	148	335
Duke Energy North America	(3,341)	169	1,487
International Energy	210	102	236

Total reportable segment EBIT	(1,622)	1,580	2,665
Other Operations	206	281	170
Other(a)	6	(175)	(25)

Total reportable segment and other EBIT	(1,410)	1,686	2,810
Minority interest expense	65	42	231
Third-party interest income	14	77	61
Foreign currency remeasurement gain	24	11	3

Consolidated EBIT	$(1,307)	$1,816	$3,105

(a)	Other primarily includes certain unallocated corporate costs and elimination of intercompany profits.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$3,197	$2,464	$1,060
Operating expenses	1,969	1,420	504
Gains on sales of other assets, net	7	—	—

Operating income	1,235	1,044	556
Other income, net of expenses	125	148	51
Minority interest expense	43	31	—

EBIT	$1,317	$1,161	$607

Proportional throughput, TBtu(a)	3,362	3,160	1,781

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $733 million, compared to 2002. This increase was driven primarily by:

•	A $466 million increase in transportation, storage and distribution revenue in January and February 2003 from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002 (see Note 2 to the Consolidated Financial Statements)

•	A $177 million increase due to foreign exchange favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar

•	An $81 million increase from recovery of natural gas commodity costs that are passed through to customers without a mark-up at Union Gas Limited (Union Gas). This amount is offset in expenses.

•	A $31 million increase from completed and operational business expansion projects in the U.S.

•	A $58 million decrease from operations sold in 2003 and the fourth quarter of 2002 (see Note 2 to the Consolidated Financial Statements)

Operating Expenses.    Operating expenses for 2003 increased $549 million, compared to 2002. This increase was driven primarily by:

•	A $319 million increase in transportation, storage, and distribution expenses in January and February 2003 from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002

•	A $132 million increase caused by foreign exchange impacts

•	An $81 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues.

•	A $20 million increase from 2003 severance charges related to workforce reductions

•	A $38 million decrease from operations sold in the fourth quarter of 2002 and in 2003

For the year ended December 31, 2003, Natural Gas Transmission’s operating expenses increased approximately 39% when compared to the same period in 2002, while operating revenues increased approximately 30%. The difference was due to the Westcoast operations that were acquired in March 2002. The operating expenses, as a percentage of operating revenues, of the acquired Westcoast natural gas distribution business, are greater than the previously owned natural gas transmission business. Gas commodity costs related to the Westcoast distribution business are recovered from customers by increasing revenues by the amount of gas commodity costs expensed (i.e. flowed through to customers with no incremental profit).

Other Income, net of expenses.    Other income, net of expenses decreased $23 million for 2003, compared to 2002. This decrease was driven primarily by:

•	A $36 million decrease from negative foreign exchange impacts in 2003, due to the settlement of hedges related to foreign currency exposure

•	A $33 million decrease in equity earnings associated with the sold investments

•	A $28 million decrease due to a construction fee received in 2002 from an affiliate related to the successful completion of the Gulfstream Natural Gas System, LLC (Gulfstream), 50% owned by Duke Capital which went into service in May 2002

•	A $58 million increase in gains from the sale of various equity investments in 2003 (see Note 2 to the Consolidated Financial Statements)

•	A $17 million increase in allowance for funds used during construction related to additional capital projects

Minority Interest Expense.    Minority interest expense increased $12 million for 2003, compared to 2002. This resulted from the recognition of a full year of minority interest expense in 2003, versus only ten months during 2002, from less than 100% owned subsidiaries acquired in the March 2002 acquisition of Westcoast.

EBIT.    EBIT for 2003 increased $156 million, compared to 2002, due primarily to incremental EBIT related to assets acquired or consolidated as part of the March 2002 acquisition of Westcoast, gains on asset sales, and business expansion projects in the U.S. These items were partially offset by earnings in 2002 from operations that were sold in the fourth quarter of 2002 and during 2003, and 2003 severance charges in excess of 2002 amounts.

Matters Impacting Future Natural Gas Transmission’s Results

Natural Gas Transmission plans to continue earnings growth through capital efficient expansions in existing markets, optimization of existing systems, and organizational efficiencies and cost control. Natural Gas Transmission expects modest annual EBIT growth over the next three years from its 2003 EBIT. The average contract life for the U.S. pipelines is nine years. Changes in the Canadian dollar, weather, throughput and the ability to renew service contracts would impact future financial results at Natural Gas Transmission.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 increased $1,404 million, compared to 2001. This increase resulted primarily from increased transportation, storage, and distribution revenue of $1,380 million from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002. Revenues also increased $35 million due to business expansion projects.

Operating Expenses.    Operating expenses for 2002 increased $916 million, compared to 2001. This increase was driven primarily by:

•	Incremental operating expenses of $877 million related to the gas transmission, storage and distribution assets acquired or consolidated in the Westcoast acquisition in March 2002

•	Severance costs of $9 million associated with a workforce reduction in 2002

•	Incremental operating expenses associated with business expansion projects

•	Reversal of reserves of $25 million related to certain environmental issues that were resolved in 2002

•	Reduced goodwill amortization of $14 million in 2002 as a result of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”

Other Income, net of expenses.    Other income, net of expenses increased $97 million in 2002, compared to 2001, partly as a result of a $28 million construction fee from an unconsolidated affiliate related to the successful completion of the Gulfstream project in 2002 and associated incremental earnings of $19 million. Also contributing to the increase in other income was a $32 million gain in 2002 on the sale of a portion of Natural Gas Transmission’s limited partnership units in Northern Border Partners, L.P. and an increase in allowance for funds used during construction related to capital projects.

Minority Interest Expense.    Minority interest expense for 2002 resulted from consolidating less than 100% owned subsidiaries acquired in the March 2002 acquisition of Westcoast.

EBIT.    EBIT for 2002 increased $554 million, compared to 2001. As discussed above, this increase resulted primarily from incremental EBIT related to assets acquired or consolidated as part of the acquisition of Westcoast in March 2002. EBIT was also impacted by a construction fee from an unconsolidated affiliate related to the successful completion of Gulfstream, and incremental earnings from Gulfstream which went into service in May 2002. EBIT was impacted, to a lesser extent, by the reversal of reserves as a result of the resolution of certain environmental issues during 2002 and the implementation of SFAS No. 142, resulting in the elimination of goodwill amortization.

Field Services

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$8,780	$6,057	$8,432
Operating expenses	8,538	5,923	7,980
Losses on sales of other assets, net	(4)	—	—

Operating income	238	134	452
Other income, net of expenses	67	60	45
Minority interest expense	113	46	162

EBIT	$192	$148	$335

Natural gas gathered and processed/transported, TBtu/d(a)	7.7	8.1	8.3
NGL production, MBbl/d(b)	365.3	388.7	394.0
Average natural gas price per MMBtu(c)	$5.39	$3.22	$4.27
Average NGL price per gallon(d)	$0.53	$0.38	$0.45

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Does not reflect results of commodity hedges

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $2,723 million, compared to 2002. The increase was due primarily to a $2.17 per MMBtu increase in average natural gas prices of approximately $2,250 million and a $0.15 per gallon increase in average NGL prices of approximately $1,195 million. Lower throughput and NGL production partially offset higher revenues by approximately $120 million related to natural gas volume and approximately $380 million related to lower NGL production. The results of cash flow hedging also partially offset higher revenues by approximately $179 million, as hedge contracts locked in an average MMBtu price below market.

Operating Expenses.    Operating expenses for 2003 increased $2,615 million, compared to 2002. The increase was due primarily to increased costs of raw natural gas and natural gas liquids supply of approximately $2,985 million, offset by lower throughput volumes of approximately $440 million. Other factors contributing to higher operating expenses included severance charges in 2003 and other employee related expenditure increases totaling approximately $36 million.

Offsetting increases in operating expenses were 2002 charges related to Field Services internal review of balance sheet accounts of approximately $53 million ($37 million at Duke Capital’s 70% share), which may be related to corrections of accounting errors in periods prior to 2002. These adjustments were made in the following five categories: operating expense accruals; gas inventory valuations; gas imbalances; joint venture and investment account reconciliations; and other balance sheet accounts and were immaterial to Duke Capital’s reported results.

Minority Interest Expense.    Minority interest expense at Field Services increased $67 million in 2003, compared to 2002, due to increased earnings from Duke Energy Field Services, LLC (DEFS), Duke Capital’s joint venture with ConocoPhillips. The increase in minority interest expense was not proportionate to the increase in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS.

EBIT.    EBIT for 2003 increased $44 million compared to the same period in 2002, as a result of better pricing and other factors discussed above.

Matters Impacting Future Field Services’ Results

Field Services has developed significant size and scope in natural gas gathering and processing and NGL marketing and plans to focus on organic growth. Field Services estimates 8% to 10% compounded annual EBIT growth over the next three years. However, Field Services’ revenues and expenses are significantly dependent on prevailing commodity prices for NGLs and natural gas, and past and current trends in price changes of these commodities may not be indicative of future trends.

In 2003, DEFS converted a portion of their keep whole contracts to add a minimum fee clause to the keep whole contract and/or converted the contracts to percent of proceeds contracts. This had the impact of reducing DEFS’ exposure to natural gas prices and reducing the exposure to NGL prices on an unhedged basis. After considering the impacts of hedging, DEFS’ exposure to a one cent per gallon change in the average price of NGLs is $6 million for 2004 and $7 million for 2003.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $2,375 million, compared to 2001. The decrease was due primarily to a $1.05 per MMBtu decrease in average natural gas prices and a decrease in average NGL prices of approximately $0.07 per gallon. Other factors contributing to lower operating revenues were reduced levels of natural gas gathered and processed/transported (throughput) of 0.2 TBtu per day, and a lower trading and marketing net margin as a result of market conditions.

Operating Expenses.    Operating expenses for 2002 decreased $2,057 million, compared to 2001. The decrease was due primarily to a decrease in average natural gas prices of $1.05 per MMBtu, a $0.07 per gallon decrease in average NGL prices and lower throughput levels. Partially offsetting these decreases were increases in operating and maintenance costs and general administrative costs of $113 million, resulting from increased maintenance on equipment, pipeline integrity and core business process improvements. Additionally, Field Services recorded, as part of its internal review of balance sheet accounts, approximately $53 million of charges ($37 million at Duke Capital’s 70% share) in 2002, as described above.

Minority Interest Expense.    Minority interest at Field Services decreased $116 million in 2002, compared to 2001, due primarily to decreased earnings from DEFS, Duke Capital’s joint venture with ConocoPhillips. The decrease in minority interest expense was not proportionate to the decrease in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS.

EBIT.    EBIT for 2002 decreased $187 million, compared to 2001, primarily as a result of the changes in commodity prices and increases in operating, and general and administrative costs.

Duke Energy North America(a)

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$4,321	$1,552	$3,014
Operating expenses and impairments	7,767	1,507	1,768
(Losses) gains on sales of other assets, net	(208)	—	229

Operating (loss) income	(3,654)	45	1,475
Other income, net of expenses	206	81	56
Minority interest (benefit) expense	(107)	(43)	44

EBIT	$(3,341)	$169	$1,487

Actual plant production, GWh(b)(c)	24,046	24,962	20,516
Proportional megawatt capacity in operation	15,820	14,157	6,799

(a)	See Note 1 to the Consolidated Financial Statements regarding the restatement for Duke Energy Fuels
(b)	Gigawatt-hours
(c)	Includes plant production from plants accounted for under the equity method

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $2,769 million, compared to 2002. The increase was driven primarily by:

•	A $3,025 million increase related to the January 1, 2003 adoption of the final consensus on EITF Issue No. 02-03. See earlier discussion under “Consolidated Operating Revenues.”

•	A $346 million reduction in overall power revenues, due primarily to $299 million decrease resulting from lower power prices and a $47 million decrease due to volumes delivered due to decreased demand

•	An increase in net trading margin driven by less unfavorable market changes in correlation and volatility in 2003 as compared to 2002, partially offset by a $76 million increase in 2002 from the appreciation of the fair value of the mark-to-market portfolio as a result of applying improved and standardized valuation modeling techniques to all North American regions

Operating Expenses and Impairments.    Operating expenses and impairments for 2003 increased $6,260 million, compared to 2002. The increase was driven primarily by:

•	A $3,025 million increase due primarily to the adoption of the final consensus on EITF Issue No. 02-03, as described earlier

•

A $2,928 million increase due to asset impairments and other related charges related to current market conditions and strategic actions taken by management. For 2003 these charges totaled $3,157 million and related to $2,903 million of impairments, primarily on DENA’s Southeastern plants and its deferred Western plants, and disqualification of certain hedges that were related to the impaired assets; and goodwill impairment related to the trading and marketing business of $254 million. These amounts were offset by $229 million of charges taken in 2002 comprised of provisions for the termination of certain turbines on order and the write-down of other uninstalled turbines of $121 million, the write-off of site development costs (primarily in California) of $31 million, partial impairment of a merchant plant of $31 million, a charge of $24 million for the write-off of an information technology system and demobilization costs related to the deferral of three merchant power projects of $22 million.

•	A $32 million increase in overall gas costs due primarily to higher gas prices

•	A $62 million increase in other plant related operations, maintenance, and depreciation due primarily to increased costs associated with projects that entered into commercial operation during 2002 and 2003

•	A $117 million increase in other general and administrative expenses due primarily to a CFTC settlement in 2003 of $28 million ($17 million at Duke Capital’s 60% share) and the release of incentive accruals in 2002 of $89 million

Losses on Sales of Other Assets, net.    Losses on sales of other assets for 2003 were $208 million due primarily to an $18 million loss on the anticipated sale of the 25% net interest in Vermillion, a $66 million loss on the anticipated sale of turbines and DETM charges related to the sale of contracts of $127 million.

Other Income, net of expenses.    Other income, net of expenses increased $125 million for 2003, compared to 2002. The increase was driven primarily by:

•	A $178 million increase due to a gain on the sale of DENA’s 50% ownership interest in Ref-Fuel to Highstar Renewable Fuels LLC in 2003

•	A $33 million decrease due to 2002 settlements received on disputed items at two generating facilities and interest income related to a note receivable associated with the sale of an interest in a generating facility in 2002

•	Remaining decrease due primarily to lower equity earnings from Ref Fuel

Minority Interest Expense.    Minority interest benefit increased $64 million for 2003 compared to 2002 due to increased losses at DETM.

EBIT.    EBIT for 2003 decreased $3,510 million, compared to 2002. The decrease was due primarily to those factors discussed above: plant impairments, disqualification of certain hedges, the wind-down of DETM, the write-off of goodwill, narrowed spark spreads, and increases in 2002 related to the appreciation of the fair value of the mark-to-market portfolio.

Matters Impacting Future DENA Results

Power generation oversupply in certain regions in the U.S. has resulted in reduced spark spread in many markets. In addition the reduction of major wholesale marketing and trading participants has resulted in a decrease in overall power and gas market liquidity. DENA has reduced its merchant exposure and has simplified its business strategy to reposition DENA to maximize the value of its assets focusing on natural gas and power.

If negative market conditions persist over time and estimated cash flows over the lives of DENA’s individual assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future. Furthermore, a change in management’s intent about the use of individual assets (held for use versus held for sale) or a change in fair value of assets held for sale could also impact an impairment analysis. As of

December 31, 2003, DENA had written off all of its goodwill but had $4,386 million in total net property, plant and equipment (including the Southeastern U.S. plants), and $164 million in assets held for sale.

Due to the current depressed spark spread environment and the resulting lack of opportunities to capture value in the marketplace above the power production already sold, DENA expects to incur an EBIT loss of approximately $300 million in 2004.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues. Operating revenues for 2002 decreased $1,462 million, compared to 2001. Significant increases in the megawatt capacity of generation assets in operation were more than offset by decreases in the average price realized for electricity generated, resulting in a reduction in operating revenue of $415 million. In addition, revenues decreased $1,017 million as a result of a decrease in the trading and marketing net margin. DENA’s results reflected the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels (measures of the fluctuation in the prices of energy commodities or products), reduced spark spreads, and decreased market liquidity

Operating Expenses and Impairments.    Operating expenses for 2002 decreased $261 million, compared to 2001. The decrease was driven primarily by:

•	Lower incentive compensation expense of $300 million, primarily related to trading activities

•	Decreased bad debt expense of $123 million

•	Lower fuel costs of $88 million

•	Demolition reserves recorded in 2001 of $65 million

•	Asset impairment and other charges of $229 million related to market conditions in 2002 and strategic actions taken by management, as described above

•	Higher depreciation expense of $89 million, related to the commencement of operations of nine generation facilities by mid-year 2002

•	Severance costs of $19 million in 2002 associated with work force reductions

Gains on Sales of Other Assets, net.    Gains on sales of other assets of $229 million in 2001 resulted from the sale of interests in several generating facilities.

Other Income, net of expenses.    Other income, net of expenses, increased $25 million in 2002 compared to 2001. The increase was due primarily to settlements received on disputed items at two generating facilities and interest income related to a note receivable associated with the sale of an interest in a generating facility.

Minority Interest (Benefit) Expense.    Minority interest benefit increased $87 million for 2002 compared to 2001, due to increased losses at DETM.

EBIT.    EBIT for 2002 decreased $1,318 million compared to 2001. The decrease was due primarily to those factors discussed above: decreased trading margins, a decrease in the average price realized on electric generation, a decrease in the number of generation facilities sold in 2002, and certain charges taken as a result of market conditions in 2002 and strategic actions taken by management.

As a result of Duke Capital’s findings in the course of its investigation related to the SEC inquiry on “round trip” trades (see Note 16 to the Consolidated Financial Statements), DENA identified accounting issues that justified adjustments which reduced its EBIT by $11 million during 2002. An additional $2 million charge was recorded in other Duke Capital business segments related to these findings.

International Energy

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$597	$743	$684
Operating expenses	406	716	458
Gains on sales of other assets, net	—	—	9

Operating income	191	27	235
Other income, net of expenses	32	85	24
Minority interest expense	13	10	23

EBIT	$210	$102	$236

Sales, GWh	16,374	18,350	15,749
Proportional megawatt capacity in operation	4,121	3,917	3,968

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 decreased $146 million, compared to 2002. The decrease was driven primarily by:

•	A $91 million increase in 2002 revenues as a result of a Brazilian regulatory ruling in March 2002 that affected all Brazilian energy market participants and finalized the methodology to calculate revenues and expenses related to the 2001 electricity rationing, which is offset in operating expenses

•	A change in the methodology in Peru to reflect a netting of the volumes transferred to/from the electricity grid in 2003 resulting in a $57 million revenue reduction, which is offset in expense. The change related to prices was not material.

•	Lower revenues of $35 million in El Salvador as a result of a power sales contract not being renewed by a counterparty

•	Lower liquefied natural gas sales of $33 million, due primarily to the termination of a gas sales contract

•	Currency translation impacts resulting in a decrease of $10 million in Brazil and Argentina

•	An increase of $35 million related primarily to favorable recontracting terms on electricity sales contracts in Brazil

•	An increase of $25 million as a result of the completion of the 160 megawatt (MW) expansion in Guatemala

•	Increases to revenues and receivables for adjustments of $11 million as a result of a regulatory audit in Brazil

Operating Expenses.    Operating expenses for 2003 decreased $310 million compared to 2002. The decrease was driven primarily by:

•	A $91 million increase in 2002 operating expenses as a result of a Brazilian regulatory ruling in March 2002 that affected all Brazilian energy market participants and finalized the methodology to calculate revenues and expenses related to the 2001 electricity rationing, which is offset in operating revenues

•	A $75 million write-down in 2002 for the cancellation of capital projects in Brazil and Bolivia

•	A change in methodology in Peru to reflect a netting of the volumes transferred to/from the electricity grid in 2003 resulting in a $57 million expense reduction, which is offset in revenue

•	Lower expenses in the liquefied natural gas business due to a $40 million reduction in estimated probable losses due the early termination of a natural gas sales contract and $31 million in lower gas purchases

•	Lower expenses of $19 million in El Salvador as a result of reduced contract sales volumes

•	Cost savings of $17 million from lower International Energy corporate expenses

•	Higher operating expenses of $22 million due to the completion of the 160 MW expansion in Guatemala

Other Income, net of expenses.    Other income, net of expenses decreased $53 million compared to 2002. The decrease was primarily the result of:

•	A $43 million decrease in equity investment income in Mexico due to a change in revenue recognition, increased repair costs, lower revenue due to downtime, and currency translation

•	A $26 million charge and reserve for environmental settlements in Brazil

•	An $11 million increase in equity investment income at National Methanol Company due to favorable product prices

EBIT.    EBIT for 2003 increased $108 million, compared to 2002. This increase was due primarily to the absence of $75 million in project cancellations that occurred in 2002, favorable contract terms on the renewal of the initial contracts in Brazil, and increased volumes in Central America due to the completion of expansion projects. Other principal drivers included net increases of $40 million from the liquefied natural gas business, $17 million due to lower administrative expenses, and $11 million on the equity investment income for National Methanol Company, offset by changes in revenue recognition and operating results in Mexico, as noted above.

Matters Impacting Future International Energy’s Results

International Energy’s current strategy is focused on maximizing the returns and cash flow from its current portfolio of energy businesses by creating organic growth through its sales and marketing efforts in Latin America (primarily Brazil), optimizing the output and efficiency of its various facilities, controlling and reducing costs and actively managing its portfolio of assets. International Energy estimates 2% to 3% compounded annual EBIT growth over the next three years.

If estimated cash flows over the lives of International Energy’s individual assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules. Furthermore, a change in management’s intent about the use of individual assets (held for use versus held for sale) or a change in fair value of assets held for sale could also impact an impairment analysis. As of December 31, 2003, International Energy had $238 million in goodwill, $1,752 million in net property, plant and equipment, and $1,625 million in assets held for sale.

EBIT results for International Energy are sensitive to short term translation impacts from fluctuations in exchange rates, most notably, the Brazilian Real and the Mexican Peso. Results could also be affected by significant changes in the Argentine Peso, the Peruvian Nuevo Sol, and the Bolivian Boliviano.

Certain of International Energy’s long-term sales contracts and long-term debt in Brazil contain inflation adjustment clauses. While this is favorable to revenue in the long run, as International Energy’s contract prices are adjusted, there is an unfavorable impact on interest expense resulting from revaluation of International Energy’s outstanding local currency debt. Following the 2002 devaluation of the Brazilian currency, 2003 inflation rates were significantly higher than in recent years impacting both revenue and interest expense. Current inflation levels are lower than they were on average for 2003.

Regulatory changes in Brazil affecting the electric sector have been passed by the Brazil legislature. Implementation of the regulations are still being developed by the regulatory authority but could significantly affect the ability of International Energy’s existing Brazilian plants to receive competitive market prices for their energy capacity and production.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 increased $59 million, compared to 2001. The increase was driven primarily by:

•	A $91 million increase in 2002 revenues as a result of a Brazilian regulatory ruling in March 2002 that affected all Brazilian energy market participants and finalized the methodology to calculate revenues and expenses related to the 2001 electricity rationing, which is offset in operating expenses

•	A $36 million increase due to the effect of reporting a full year of operations in 2002 for assets acquired in Guatemala during 2001, compared to only two months in 2001

•	A $15 million increase in Peru due primarily to higher electricity sales volumes

•	A $70 million decrease from currency translations within Brazil and Argentina

•	A $15 million decrease as a result of lower sales volumes and commodity prices at International Energy’s liquefied natural gas business

Operating Expenses.    Operating expenses for 2002 increased $258 million, compared to 2001. The increase was driven primarily by:

•	A $91 million increase in 2002 operating expenses as a result of a Brazilian regulatory ruling in March 2002 that affected all Brazilian energy market participants and finalized the methodology to calculate revenues and expenses related to the 2001 electricity rationing, which is offset in operating revenues

•	A $75 million impairment charge in 2002 related to the write-off of project and site development costs in Brazil and Bolivia

•	A $28 million increase in operating expenses related to the effect of reporting a full year of operations in 2002 for assets acquired in Guatemala during 2001, compared to only two months in 2001

•	A $22 million increase in the liquefied natural gas business reserve for estimated probable losses due to the early termination of a natural gas sales contract

•	A $19 million increase in Brazil as a result of reserve reversals in 2001 and the establishment of settlement provisions in 2002

Other Income, net of expenses.    Other income, net of expenses increased $61 million in 2002, compared to 2001. The increase was primarily the result of $48 million of income generated from certain assets in Mexico acquired with the Westcoast acquisition in March 2002, as well as a $9 million increase in the equity investment income from operations in Peru.

EBIT.    EBIT for 2002 decreased $134 million, compared to 2001. This decrease was due primarily to charges recorded as a result of the write-off of site development costs and the write-down of uninstalled turbines, primarily related to planned energy plants in Brazil and Bolivia. This decrease was partially offset by the positive effect of the Guatemala acquisition.

Other Operations

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating revenues	$788	$772	$1,142
Operating expenses	635	601	1,020

Operating income (loss)	153	171	122
Other income, net of expenses	56	108	50
Minority interest expense (benefit)	3	(2)	2

EBIT	$206	$281	$170

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $16 million, compared to 2002. The increase was driven primarily by:

•	A $93 million increase in Crescent’s revenues, due primarily to sales of multifamily projects in June and December 2003 and increased revenues from residential projects, offset by decreased land management and commercial project sales

•	A $70 million increase in revenues at Energy Delivery Services (EDS), as a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year. EDS was sold in December 2003

•	A $172 million decrease due to the sale of Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) in 2002

Operating Expenses.    Operating expenses for 2003 increased $34 million, compared to 2002. The increase was driven primarily by:

•	A $113 million increase at Crescent, due primarily to the cost of multifamily project sales and an increase in the cost of residential project sales

•	A $72 million increase at EDS, as a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year. EDS was sold in December 2003

•	A $164 million decrease due to the sale of DE&S and DukeSolutions in 2002

Other Income, net of expenses.    Other income, net of expenses decreased $52 million for 2003, compared to 2002. The decrease was due primarily to decreased equity earnings related to Duke/Fluor Daniel (D/FD). In 2002, D/FD completed a number of energy plants, most of which were constructed for DENA. Therefore, the related intercompany profit was eliminated within Other.

EBIT.    For 2003, EBIT decreased $75 million, compared to 2002. As discussed above, the decline in EBIT was primarily driven by the $52 million decrease in other income due primarily to the decreased equity earnings related to D/FD, as discussed above.

Matters Impacting Future Other Operations’ Results

In 2003, a significant portion of Other Operations was either sold or classified as held-for-sale. For 2004, Other Operations will be comprised mainly of Crescent, DukeNet Communications, LLC (DukeNet), and D/FD. Crescent plans sustained levels of earnings in its development activities, while generating additional cash flow through increased sales of developed and undeveloped land. Crescent estimates 0%-2% compounded annual EBIT growth rate over the next three years. Earnings from DukeNet should remain relatively stable, while earnings from D/FD will continue to decrease as the partnership winds down.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $370 million, compared to 2001. The decrease was driven primarily by:

•	A $339 million decrease due primarily to the sale of DE&S and DukeSolutions in 2002, resulting in a partial year of revenues compared to a full year in 2001

•	A $184 million decrease in commercial project sales and a $19 million reduction in rental revenue at Crescent due to current soft market conditions

•	A $92 million increase in revenues from EDS, which was formed in the second quarter of 2002

•	A $29 million increase in Crescent’s residential developed lot sales in 2002, due to the addition of several high-end communities, and a $29 million increase in surplus land sales in 2002

Operating Expenses.    Operating expenses for 2002 decreased $419 million, compared to 2001. The decrease was driven primarily by:

•	A $364 million decrease due primarily to sale of DE&S and DukeSolutions in 2002, resulting in a partial year of expenses

•	A $155 million decrease in costs associated with a decrease in commercial project sales at Crescent in 2002, slightly offset by a $28 million increase in the cost of developed lot sales

•	A $77 million increase in operating expenses as a result of the formation of EDS in the second quarter of 2002

•	A $17 million increase for severance charges in 2002 at D/FD due to the downturn in the domestic power industry

Other Income, net of expenses.    Other income, net of expenses increased $58 million due primarily to increased equity earnings from D/FD, as a result of D/FD completing a number of energy plants. Most of the plants were constructed for DENA and therefore the related intercompany profit has been eliminated within the Other group.

EBIT.    EBIT for 2002 increased $111 million, compared to 2001. The increase was due primarily to increased equity in earnings at D/FD and earnings generated from EDS.

Other

EBIT for Other improved $181 million in 2003, due primarily to decreased intercompany profits between Duke Capital’s segments which are eliminated within Other. These intercompany profits are primarily a result of earnings at D/FD for energy plants it has under construction or completed for DENA, and profits on gas contracts between DENA and Natural Gas Transmission. Partially offsetting those decreases was a $51 million write-off in 2003 related to a corporate risk management information system that was no longer going to be used.

EBIT for Other decreased $150 million in 2002, due primarily to increased intercompany profits between Duke Capital’s segments which are eliminated within Other.

Other Impacts on Net Income

Interest expense increased $209 million in 2003 as compared to 2002. The increase was due primarily to a $136 million decrease in capitalized interest, resulting primarily from DENA’s significantly lower plant construction activity in 2003, and expenses of $32 million related to certain financial instruments with characteristics of both liabilities and equity whose related distributions are now classified as interest expense instead of minority interest expense. Those instruments were classified as debt as of July 1, 2003, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The remaining increase was due primarily to higher debt balances, resulting mainly from debt assumed in, and issued with respect to, the acquisition of Westcoast, slightly offset by lower borrowing costs.

In 2002 as compared to 2001, interest expense increased $325 million, due primarily to higher debt balances resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast and increased financing throughout the corporation, partially offset by lower interest rates in 2002.

Minority interest expense decreased $30 million in 2003 as compared to 2002, and decreased $211 million in 2002 as compared to 2001. Through June 30, 2003, minority interest expense included expense related to regular distributions on trust preferred securities of Duke Capital. As of July 1, 2003, those distributions were accounted for as interest expense on a prospective basis in accordance with the adoption of SFAS No. 150. As a result of this accounting change, and due to lower distributions related to Catawba River Associates, LLC

(changes in its ownership structure as of October 2002 caused costs associated with this financing to be classified as interest expense from minority interest), minority interest expense decreased $54 million for 2003 and $31 million for 2002.

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of Duke Capital’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) increased $24 million in 2003 as compared to 2002, and decreased $180 million in 2002 as compared to 2001. The 2003 change was driven by increased earnings at DEFS, and Natural Gas Transmission, offset by decreased earnings at DETM. The 2002 change was driven by decreased earnings at DETM and decreased earnings from DEFS.

Income tax expense decreased $1,199 million for the year ending December 31, 2003, compared to the same period in 2002, due primarily to the large write-offs in 2003. Income tax expense decreased $571 million in 2002, compared to 2001, due primarily to a $1,403 decrease in earnings from continuing operations before income taxes, favorable foreign taxes due to the acquisition of regulated Westcoast entities, and a state tax settlement finalized during 2002.

Loss for discontinued operations was $164 million for 2003, $281 million for 2002 and $15 million for 2001. These amounts represent operating losses and net loss on dispositions related primarily to International Energy’s Australian and European operations, Duke Capital Partners, LLC (DCP) and certain businesses at DEFS. (See Note 11 to the Consolidated Financial Statements.) The 2003 amount is primarily comprised of a $223 million after-tax charge for International Energy’s impairment charges incurred as a result of classifying its Australian assets as held for sale and to exit the European market. The 2002 amount is primarily comprised of $194 million charge for the impairment of goodwill for International Energy’s European trading and marketing business.

During 2003, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principles of $133 million as a reduction in earnings. The change in accounting principles included an after-tax and minority interest charge of $123 million related to the implementation of EITF Issue No. 02-03 and an after-tax charge of $10 million due to the implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” (See Note 1 to the Consolidated Financial Statements.)

During 2001, Duke Capital recorded a one-time net-of-tax charge of $69 million related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedge positions under new accounting requirements. (See Notes 1 and 7 to the Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

The selection and application of accounting policies is an important process that continues to evolve as Duke Capital’s operations change and accounting guidance evolves. Duke Capital has identified a number of critical accounting policies that require the use of significant estimates and judgments and have a material impact on its consolidated financial position and results of operations. Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information about Duke Capital’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Duke Capital discusses its critical accounting policies and other significant accounting policies with senior members of management and the audit committee, as appropriate. Duke Capital’s critical accounting policies are listed below.

Risk Management Activities

Duke Capital uses two comprehensive accounting models for its risk management activities in reporting its consolidated financial position and results of operations as required by GAAP: a fair value model and an accrual model. For the three years ended December 31, 2003, the determination as to which model was appropriate was primarily based on accounting guidance issued by the Financial Accounting Standards Board (FASB) and the EITF. Effective January 1, 2003, Duke Capital adopted EITF Issue No. 02-03. While the implementation of such guidance changed the accounting model is used for certain of Duke Capital’s transactions, the overall application of the models remains the same.

The fair value model incorporates the use of mark-to-market (MTM) accounting. Under this method, an asset or liability is recognized at fair value on the Consolidated Balance Sheets and the change in the fair value of that asset or liability is recognized in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other in the Consolidated Statements of Operations during the current period. While DENA is the primary business segment that uses this accounting model, International Energy and Field Services also have certain transactions subject to this model. For the year ended December 31, 2003, Duke Capital applied MTM accounting to its derivative contracts, unless subject to hedge accounting or the normal purchase and normal sale exemption (as described below). For the years ended December 31, 2002 and 2001, Duke Capital also applied MTM accounting to energy trading contracts, as defined by EITF Issue No 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.”

MTM accounting is applied within the context of an overall valuation framework. All new and existing transactions are valued using approved valuation techniques and market data, and discounted using a London Interbank Offered Rate (LIBOR) based interest rate. When available, quoted market prices are used to measure a contract’s fair value. However, market quotations for energy trading contracts may not be available for illiquid periods or locations. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using internally developed valuation techniques or models. Key components used in these valuation techniques include price curves, volatility, correlation, interest rates and tenor. While volatility and correlation are the most subjective components, the price curve is generally the most significant component affecting the ultimate fair value for a contract subject to mark-to-market accounting after implementation of EITF 02-03 due to the discontinuation of mark-to-market accounting for certain energy trading contracts, such as transportation agreements. Prices for illiquid periods or locations are established by extrapolating prices for correlated products, locations or periods. These relationships are routinely re-evaluated based on available market data, and changes in price relationships are reflected in price curves prospectively. Consideration may also be given to the analysis of market fundamentals when developing illiquid prices. A deviation in any of the components affecting fair value may significantly affect overall fair value.

Valuation adjustments for performance and market risk, and administration costs are used to arrive at the fair value of the contract and the gain or loss ultimately recognized in the Consolidated Statements of Operations. While Duke Capital uses common industry practices to develop its valuation techniques, changes in Duke Capital’s pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Validation of a contract’s calculated fair value is performed by the Risk Management Group. This group performs pricing model validation, back testing and stress testing of valuation techniques, prices and other variables. Validation of a contract’s fair value may be done by comparison to actual market activity and negotiation of collateral requirements with third parties.

Often for a derivative instrument that is initially subject to MTM accounting, Duke Capital applies either hedge accounting or the normal purchase and normal sales exemption in accordance with SFAS No. 133. The use of hedge accounting and the normal purchase and normal sales exemption provide effectively for the use of the accrual model. Under this model, there is generally no recognition in the Consolidated Statements of Operations for changes in the fair value of a contract until the service is provided or the associated delivery period occurs (settlement).

Hedge accounting treatment is used when Duke Capital contracts to buy or sell a commodity such as natural gas at a fixed price for future delivery corresponding with anticipated physical sales or purchase of natural gas (cash flow hedge). In addition, hedge accounting treatment is used when Duke Capital holds firm commitments or asset positions and enters into transactions that “hedge” the risk that the price of natural gas or electricity may change between the contract’s inception and the physical delivery date of the commodity (fair value hedge). To the extent that the fair value of the hedge instrument offsets the transaction being hedged, there is no impact to the Consolidated Statements of Operations prior to settlement of the hedge. However, as not all of Duke Capital’s hedges relate to the exact location being hedged, a certain degree of hedge ineffectiveness may be realized in the Consolidated Statements of Operations.

The normal purchases and normal sales exemption, as provided in SFAS No. 133 as amended and interpreted by Derivative Implementation Group (DIG) Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” indicates that no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract (in Duke Capital’s case, the delivery of power). Previously, Duke Capital applied this exemption for certain contracts involving the sale of power in future periods. SFAS No. 149 includes certain modifications and changes to the applicability of the normal purchase and normal sales scope exception for contracts to deliver electricity. As a result, Duke Capital reevaluated its policy for accounting for forward power sale contracts and determined that substantially all forward contracts to sell power entered into after July 1, 2003 will be designated as cash flow hedges. To the extent that the hedge is perfectly effective, income statement recognition for the contract will be the same under either method. The unrealized loss associated with power forward sale contracts designated under the normal purchases and normal sales exemption as of December 31, 2003 was approximately $700 million. This unrealized loss represents the difference in the normal purchases and normal sales contract prices compared to the forward market prices of power as of December 31, 2003 and is partially offset by unrealized gains on natural gas positions of approximately $400 million which are recorded on the Consolidated Balance Sheet in Unrealized Gains and Losses on Mark-to-Market and Hedging Transactions. Duke Capital intends to fulfill these contractual obligations with production from its power generation fleet and, assuming that occurs, the above unrealized gains and losses would not be recognized in DENA’s EBIT.

Regulatory Accounting

Duke Capital accounts for its regulated operations (primarily Natural Gas Transmission) under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Duke Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This determination reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Total regulatory assets were $827 million as of December 31, 2003 and $652 million as of December 31, 2002. (See Note 4 to the Consolidated Financial Statements.)

Long-Lived Asset Impairments and Assets Held For Sale

Duke Capital evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. For long-lived assets, an impairment exists when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, the asset’s carrying value is adjusted to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future cash flows.

Duke Capital uses the best information available to estimate fair value of its long-lived assets and may use more than one source. Judgment is exercised to estimate the future cash flows, the useful lives of long-lived assets and to determine management’s intent to use the assets. The sum of undiscounted cash flows is primarily dependent on forecasted commodity prices for sales of power, natural gas or natural gas liquids and costs of fuel over periods of time consistent with the useful lives of the assets. Management’s intent to use or dispose of assets is subject to re-evaluation and can change over time.

A change in Duke Capital’s plans regarding, or probability assessments of, holding or selling an asset could have a significant impact on the estimated future cash flows. Duke Capital considers various factors when determining if impairment tests are warranted, including but not limited to:

•	Significant adverse changes in legal factors or in the business climate;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Significant adverse changes in the extent or manner in which an asset is used or in its physical condition or a change in business strategy;

•	A significant change in the market value of an asset; and

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

Judgment is also involved in determining the timing of meeting the criteria for classification as an asset held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Duke Capital intends to dispose of certain other assets in addition to the assets classified as held for sale at December 31, 2003. Negotiations for dispositions of these other assets, in addition to those classified as held for sale, are at various stages with prospective buyers. Based on current market conditions in the merchant energy industry, it is reasonably possible that Duke Capital’s estimate of fair value of the long-lived assets impaired in 2003 could change and the change would impact the consolidated results of operations.

Impairment of Goodwill

Duke Capital evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” The majority of Duke Capital’s goodwill relates to the acquisition of Westcoast in March 2002 and was not impaired as of December 31, 2003. The remainder relates to Field Services and International Energy’s Latin America operations. As required by SFAS No. 142, Duke Capital performs an annual goodwill impairment test and updates the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the 2003 impairment test, Duke Capital recorded a $254 million goodwill impairment charge in the third quarter 2003 to write off all DENA goodwill, most of which related to certain aspects of DENA’s trading and marketing business. This impairment charge reflects the reduction in scope and scale of DETM’s business and the continued deterioration of market conditions affecting DENA during 2003. Duke Capital used a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis included the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, Duke Capital incorporated current market information as well as historical factors and fundamental analysis as well as other factors into its forecasted commodity prices.

As the challenging market conditions continue into 2004, in addition to performing the annual goodwill impairment analysis required by SFAS No. 142, management will remain alert for any indicators that the fair value of a reporting unit could be below book value and assess goodwill for impairment as appropriate.

As of the acquisition date, Duke Capital allocates goodwill to a reporting unit. Duke Capital defines a reporting unit as an operating segment or one level below.

Revenue Recognition

Unbilled and Estimated Revenues.    Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products, primarily at Natural Gas Transmission and Field Services, are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month.

Trading and Marketing Revenues.    The recognition of income in the Consolidated Statements of Operations for derivative activity is primarily dependent on whether the accrual method or mark-to-market method of accounting is applied. Prior to January 1, 2003, Duke Capital applied the mark-to-market accounting method to certain derivative contracts and certain contracts classified as energy trading pursuant to EITF Issue 98-10. With the implementation of EITF Issue 02-03, the use of mark-to-market accounting has been restricted to contracts classified as derivatives pursuant to SFAS No. 133. Contracts classified previously as energy trading that do not meet the definition of a derivative are subject to the accrual method of accounting. While the mark-to-market method of accounting is the default method of accounting for all SFAS No. 133 derivatives, SFAS No. 133 allows for the use of accrual accounting for derivatives designated as hedges and certain scope exceptions, including the normal purchase and normal sale exception. Duke Capital designates a derivative as a hedge or a normal purchase or normal sale contract in accordance with internal hedge guidelines and the requirements provided by SFAS No. 133. For further information regarding the accrual or mark-to-market method of accounting, see Risk Management Activities above. For further information regarding the presentation of gains and losses or revenue and expense in the Consolidated Statements of Operations, see Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Duke Capital relies primarily upon cash flows from operations, as well as borrowings and the sale of assets to fund its liquidity and capital requirements. A material adverse change in operations or available financing may impact Duke Capital’s ability to fund its current liquidity and capital resource requirements. The relatively stable operating cash flows of the Natural Gas Transmission businesses currently comprise a substantial portion of Duke Capital’s cash flow from operations and it is anticipated to continue as such for the next several years.

Duke Capital currently anticipates net cash provided by operating activities in 2004 to be approximately $2.6 billion. In addition to net cash provided by operating activities, Duke Capital also expects to generate approximately $1.5 billion of proceeds from asset sales in 2004, including approximately $900 million of debt that is intended to be transferred in connection with the sales transaction and subsequently retired. Achievement of these projected amounts is subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, divestiture opportunities and market volatility. The 2004 asset sales principally include International Energy’s Australian operations, including its related debt, and DENA’s Southeast merchant generation plants. Management anticipates either an initial public offering or the sale of the Australian operations by mid-2004, and the sale of merchant generation plants by the end of 2004.

Duke Capital’s projected 2004 capital and investment expenditures are approximately $1.3 billion. Duke Capital is focusing on reducing risk and restructuring its business for future success, including opportunities to reduce further projected capital and investment expenditures. Duke Capital will invest in its strongest business sectors with an overall focus on positive net cash generation. Based on this goal, approximately 88% of total projected 2004 capital expenditures are projected to be allocated to Natural Gas Transmission, Duke Energy Field Services and Crescent. Total projected capital and investment expenditures include approximately $0.5 billion for maintenance and upgrades of existing gas gathering and processing facilities and pipelines. Expenditures at Crescent and Natural Gas Transmission constitute the majority of the expansion capital planned in 2004 by Duke Capital.

In 2004, Duke Capital expects to continue to pay down overall debt by approximately $2.3 billion to $2.8 billion, which includes approximately $900 million for Australian dollar denominated debt that is intended to be transferred in connection with the sale transaction and subsequently retired, through asset sales and cash from operations. The reductions in debt are expected to consist of debt maturities, the early retirement of all economically callable debt, and other reductions.

Duke Capital monitors compliance with all debt covenants and restrictions, and does not currently believe that it will be in violation or breach of its debt covenants. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action will be taken to mitigate any such issue. Duke Capital also maintains an active dialogue with the credit rating agencies, and believes that the current credit ratings have stabilized as evidenced by the Stable Outlook ratings of the agencies that are retained to rate Duke Capital and its subsidiaries, excluding DETM. DETM remains on Negative Outlook at Standard & Poor’s (S&P) pending the effective wind-down of it operations, which management anticipates will be completed by mid-2004.

Operating Cash Flows

Net cash provided by operating activities was $2,317 million in 2003 compared to $3,521 million in 2002, a decrease of $1,204 million. The decrease in cash provided by operating activities was due primarily to lower cash settlements from trading and hedging activities, and less cash flows in 2003 from changes in working capital, principally accounts payables and accounts receivable.

Net cash provided by operating activities was $3,521 million in 2002 compared to $2,514 million in 2001, an increase of $1,007 million. The increase in cash provided by operating activities was due primarily to higher cash earnings plus changes in working capital from 2001. Although net income significantly decreased in 2002 (see Results of Operation for further discussion) many of the items affecting net income were non-cash. Non-cash items affecting earnings included an increase in depreciation expense, primarily due to the acquisition of Westcoast; non-cash impairment charges for goodwill (at International Energy), project sites (primarily at DENA) and property plant and equipment; and higher deferred tax expense.

Investing Cash Flows

Cash provided by investing activities was $234 million in 2003 compared to a use of $5,628 million in 2002, a change of $5,862 million. Additionally, cash used in investing activities was $5,628 million in 2002 compared to $5,135 million in 2001, an increase of $493 million. The primary use of cash related to investing activities is capital and investment expenditures, which are detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Natural Gas Transmission(a)	766	2,878	748
Field Services	211	309	587
Duke Energy North America	277	2,013	3,213
International Energy	71	412	442
Other Operations	307	460	786
Other(b)	87	(23)	93
Cash acquired in acquisitions	—	(77)	(17)

Total consolidated	$1,719	$5,972	$5,852

(a)	Amounts include the acquisition of Westcoast in 2002
(b)	Amounts include deferral in the consolidation of fifty percent of the profit earned by D/FD for the construction of DENA’s merchant generation plants, which is associated with Duke Capital’s ownership.

Capital and investment expenditures decreased $4,253 million in 2003 compared to 2002. The decrease was due primarily to the 2002 acquisition of Westcoast for $1,707 million, net of cash acquired, and lower investments in generating facilities at DENA, resulting from the downturn in the merchant energy portion of its business, the most significant of which are due to deferred construction on the Moapa, Grays Harbor, and Luna facilities of $621 million, decreases in expenditures for the Marshall, Sandersville, and Moss Landing facilities of $380 million, and a decrease in turbine purchases of $434 million. Capital and investment expenditures also decreased in 2003 due to a decrease in plant construction costs at International Energy of $268 million, primarily in Australia; a decrease in investments in Gas Transmission’s 50% interest in Gulfstream of $226 million; and a reduction in investments at Other Operations (primarily related to DCP).

The decrease in investing cash flow in 2003 when compared to 2002 was also impacted by the increase in proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable of $1,466 million. The increased proceeds were primarily due to the sale of DENA’s 50% ownership interest in Ref Fuel; Natural Gas Transmission’s sale of its wholly owned Empire State Pipeline, sale of its investment in the Alliance Pipeline and the associated Aux Sable liquids plant, Foothills Pipe Lines, Ltd, and Vector Pipelines L.P.; Field Services’ sale of assets to Crosstex & Scissortail, and Duke Capital’s sale of the TEPPCO Partners, L.P. Class B units; International Energy’s sale of its 85.7% majority interest in P.T. Puncakjaya Power, sale of its European gas marketing business, and sale of its French generating facility; and the monetization of various investments at DCP.

Capital and investment expenditures increased $120 million in 2002 compared to 2001. The increase was due primarily to cash used in the acquisition of Westcoast of $1,707 million, net of cash acquired, partially offset by decreases in capital expenditures and investment expenditures. Capital expenditures decreased when compared to 2001 due to a decrease in DENA investments in generating facilities of approximately $1,030 million, as a result of management’s revised outlook for the merchant energy portion of its business, and a decrease in acquisitions of businesses and assets of approximately $375 million when compared to 2001. These decreases in capital expenditures were partially offset by an increase in investments in property plant and equipment of approximately $520 million at Natural Gas Transmission due primarily to increased expansion and maintenance projects related to the Westcoast, Algonquin Gas Transmission Company, East Tennessee Natural Gas Company, and Texas Eastern Transmission LP (Texas Eastern) systems, along with the Maritimes & Northeast Pipeline (M&N Pipeline) expansion costs after its consolidation in 2002. Investment activities also decreased when compared to 2001, due primarily to reduced investments at Other Operations (primarily related to a decrease of approximately $110 million in notes receivable at DCP) and a decrease of approximately $205 million in expenditures for Natural Gas Transmission’s investment in Gulfstream. The remaining decrease of approximately $440 million is associated with a decrease in capital and investment expenditures throughout Duke Capital’s segments.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows and Liquidity

Duke Capital’s consolidated capital structure as of December 31, 2003, including short-term debt, was 52% debt, 42% common equity and 6% minority interests. Fixed charges coverage ratio, calculated using SEC guidelines, was 1.6 times for 2002 and 3.6 times for 2001. Earnings were inadequate to cover fixed charges by $2,383 million for the year ended December 31, 2003, as a result of approximately $3.5 billion in non-cash impairment charges incurred in 2003.

Cash flows from financing activities decreased $5,016 million to net cash used in financing activities of $2,341 million in 2003 from net cash provided by financing activities of $2,675 million in 2002. This change was due primarily to the net reduction of outstanding long-term debt, trust preferred securities, and notes payable and commercial paper during 2003 as compared to the same period in 2002 when Duke Capital acquired Westcoast and financed other business expansion projects. This change in cash flows from financing activities was aligned with Duke Capital’s strategy to reduce outstanding debt and strengthen the balance sheet. Additionally, capital infusions from Duke Energy were $575 million less in 2003 than in 2002.

Cash flows provided by financing activities were $2,675 million in 2002 and $2,297 million in 2001, an increase of $378 million. The increase in cash flows provided by financing activities were primarily due to an increase in capital infusions from Duke Energy and a net increase in contributions from minority interests, offset by a net decrease in outstanding long-term debt, and notes payable and commercial paper.

During 2003, cash from operations and the sale of assets was adequate for funding Duke Capital’s cash requirements such as capital expenditures and permanently retiring a portion of scheduled debt maturities.

Significant Financing Activities.    During 2003, PanEnergy Corp (PanEnergy), a wholly owned subsidiary of Duke Capital, called $328 million of 7.75% bonds due in 2022. The bonds were redeemed at 102% of their aggregate principal amount. The pre-tax loss of approximately $13 million on the early extinguishment of the debt was recorded as Interest Expense in the Consolidated Statements of Operations.

In June 2003, prior to the implementation of SFAS No. 150, Duke Capital redeemed $250 million of its 7.375% trust preferred securities due in 2038. The redemption price for this issuance was approximately $250 million, and an approximate loss of $8 million on the early extinguishment of the trust preferred securities was included in Retained Earnings on the Consolidated Balance Sheets. In December 2003, subsequent to the implementation of SFAS No. 150, Duke Capital redeemed $350 million of its 7.375% trust preferred securities due in 2038. The redemption price for this issuance was approximately $350 million, and an approximate loss of $10 million on the early extinguishment of the trust preferred securities was recorded as Interest Expense in the Consolidated Statements of Operations.

During 2003, $500 million of commercial paper that had been included in Long-term Debt on the December 31, 2002 Consolidated Balance Sheet was reclassified as Notes Payable and Commercial Paper. This reclassification reflects Duke Capital’s intention to no longer maintain a significant outstanding long-term portion of commercial paper. As of December 31, 2003, there was no commercial paper included in Long-term Debt.

Also, in 2003, as a result of International Energy’s Australian operations being classified as discontinued operations, $883 million of debt related to those operations was reclassified from Notes Payable and Commercial Paper and Long-term Debt to Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. For additional information about discontinued operations see Note 11 to the Consolidated Financial Statements.

In February 2004, Duke Capital remarketed $875 million of its 5.87% senior notes due in 2006. As a result of the remarketing, the interest rate on the notes was reset to 4.302%. The remarketing was required under the terms of the Equity Units originally issued by Duke Energy in March 2001. Proceeds from the remarketed senior notes were used to purchase U.S. Treasury securities being held by a collateral agent to satisfy the forward stock purchase contracts component of the Equity Units. In May 2004, Duke Energy intends to receive $875 million from the collateral agent, and to issue approximately 22.5 million shares of Duke Energy common stock pursuant to the forward stock purchase contracts. Additionally, in February 2004, Duke Capital issued $200 million of 4.37% senior unsecured notes due in 2009 and $288 million of 5.50% senior unsecured notes due in 2014 in exchange for $475 million of the principal amount of the remarketed senior notes. After the exchange, $400 million of the principal amount of the remarketed senior notes remained outstanding.

For additional information about Duke Capital’s financing activities, and the impact of the 2003 adoption of SFAS No. 150 and FIN 46 (Revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” see Notes 13, 14 and 15 to the Consolidated Financial Statements.

Available Credit Facilities and Restrictive Debt Covenants.    During 2003, Duke Capital, Westcoast, Union Gas, DEFS and Duke Australia Finance Pty Ltd. (a wholly owned subsidiary of Duke Capital) replaced portions of their expiring credit facilities, thereby reducing the total amount of credit facilities available by approximately $2.0 billion. The majority of the credit facilities support commercial paper programs. The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Capital was in compliance with those covenants. In addition, certain of the agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses.

Duke Capital has approximately $2,300 million of credit facilities which expire in 2004. It is Duke Capital’s intent to resyndicate less than the total $2,300 million of expiring credit facilities.

For information on Duke Capital’s credit facilities as of December 31, 2003, see Note 13 to the Consolidated Financial Statements.

Credit Ratings.    In March 2003, Moody’s Investors Service (Moody’s) placed its long-term and short-term ratings of Duke Capital and DEFS, and its long-term ratings of Texas Eastern and PanEnergy, on Review for Potential Downgrade. In June 2003, Moody’s lowered its long-term and short-term ratings of Duke Capital, and its long-term ratings of Texas Eastern and PanEnergy one ratings level. Moody’s actions were prompted by concerns regarding leverage ratios and cash flow coverage metrics at Duke Capital, and uncertainties associated with cash flow contributions from DENA and Duke Energy International, LLC. Moody’s concluded its actions by placing Duke Capital, Texas Eastern and PanEnergy on Stable Outlook. In September 2003, Moody’s confirmed its long and short-term ratings of DEFS and placed DEFS on Stable Outlook, concluding its Review for Potential Downgrade.

In June 2003, S&P lowered its long-term ratings of Duke Capital and its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and

DEFS) one ratings level. In addition, S&P lowered its Canadian commercial paper ratings of Westcoast and Union Gas one ratings level. S&P’s actions were based on concern about Duke Capital’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its actions by leaving Duke Capital and its subsidiaries, excluding M&N Pipeline and DEFS, on Negative Outlook. In February 2004, S&P again lowered its long-term ratings of Duke Capital and its subsidiaries, with the exception M&N Pipeline, DEFS and DETM one ratings level. S&P’s actions were based upon Duke Energy’s weaker than anticipated financial performance in 2003 and the execution risk associated with Duke Energy’s 2004 debt reduction plans. Additionally, S&P noted that Duke Energy’s continuation of trading and marketing activities around merchant generation assets will continue to expose Duke Energy to market risk and the need to dedicate material liquidity to support such activities. At the conclusion of S&P’s actions, Duke Capital and its subsidiaries all have a Stable Outlook, with the exception of DETM, which remains on Negative Outlook.

The following table summarizes the March 1, 2004 credit ratings from the rating agencies retained by Duke Energy to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of March 1, 2004

	Standard and Poor’s		Moody’s Investor Service	Dominion Bond Rating Service (DBRS)
Duke Capital LLC(a)	BBB	-	Baa3	Not Applicable
Duke Energy Field Services(a)	BBB		Baa2	Not Applicable
Texas Eastern Transmission, LP(a)	BBB		Baa2	Not Applicable
Westcoast Energy Inc.(a)	BBB		Not applicable	A(low)
Union Gas Limited(a)	BBB		Not applicable	A
Maritimes & Northeast Pipeline, LLC(b)	A		A1	A	(d)
Maritimes & Northeast Pipeline, LP(b)	A		A1	A
Duke Energy Trading and Marketing, LLC(c)	BBB	-	Not applicable	Not applicable

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating
(c)	Represents corporate credit rating
(d)	In August 2003, DBRS initiated a rating on Maritimes & Northeast Pipeline, LLC

Duke Capital’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund Duke Capital’s capital and investment expenditures, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting Duke Capital’s business, Duke Capital is unable to execute its business plan or if its earnings outlook materially deteriorates, Duke Capital’s ratings could be further affected.

Duke Capital and its subsidiaries are required to post collateral under certain trading and marketing and other contracts. Typically, the amount of the collateral is dependent upon Duke Capital’s economic position at points in time during the life of a contract and the credit rating of the subsidiary obligated under the collateral agreement. Business activity by DENA generates the majority of Duke Capital’s collateral requirements. DENA frequently transacts through DETM or Duke Energy Marketing America, a wholly owned subsidiary of Duke Capital.

A reduction in DETM’s credit rating to below investment grade as of December 31, 2003 would have resulted in Duke Capital posting additional collateral of up to approximately $220 million. Additionally, in the event of a reduction in DETM’s credit rating to below investment grade, collateral agreements may require the segregation of cash held as collateral to be placed in escrow. As of December 31, 2003, Duke Capital would have been required to escrow approximately $150 million of such cash collateral held if DETM’s credit rating had been reduced to below investment grade. Amounts above reflect Duke Capital’s 60% ownership of DETM and the allocation of collateral to DENA for contracts executed by DETM on its behalf.

A reduction in the credit rating of Duke Capital to below investment grade as of December 31, 2003 would have resulted in Duke Capital posting additional collateral of up to approximately $510 million. The amount of cash held as collateral that would have been required to be segregated into escrow due to a Duke Capital downgrade to below investment grade was less than $10 million. Additionally, in the event of a reduction in Duke Capital’s credit rating to below investment grade, certain interest rate and foreign exchange swap agreements may require settlement payments due to the termination of the agreements. As of December 31, 2003, Duke Capital could have been required to pay up to $100 million in such settlement payments if Duke Capital’s credit rating had been reduced to below investment grade. Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities.

If credit ratings for Duke Capital or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral and segregation of cash described above.

Other Financing Matters.    As of December 31, 2003, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $1,000 million in gross proceeds from debt and other securities. Subsequent to December 31, 2003, these SEC shelf registrations have been reduced by $488 million as a result of the senior unsecured notes issued by Duke Capital in February 2004. Additionally, as of December 31, 2003, Duke Capital had access to 700 million Canadian dollars (U.S. $542 million) available under Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. Of the total amount available under Canadian shelf registrations, 200 million Canadian dollars will expire in June 2004 and 500 million Canadian dollars will expire in November 2005.

While maintaining the financial strength of the consolidated company, Duke Energy has the ability to provide equity support to Duke Capital, as long as the source of the support excludes Duke Energy debt and trust preferred security funding. Duke Energy intends to provide such equity support as needed.

Distributions on Duke Capital’s limited liability company member interests will be paid when declared by the Board of Directors. Duke Capital did not pay distributions on its common equity in 2003, 2002 or 2001. Duke Capital continues to review its policy with respect to paying future distributions.

Off-Balance Sheet Arrangements

Duke Capital and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. These arrangements are largely entered into by Duke Capital. See Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Most of the guarantee arrangements entered into by Duke Capital enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly-owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Capital having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Issuance of these guarantee arrangements is not required for the majority of Duke Capital’s operations. Thus, if Duke Capital discontinued issuing these guarantee arrangements, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

As discussed in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” Duke Capital has a variable interest in, but is not the primary beneficiary of, Duke COGEMA Stone & Webster, LLC (DCS) due to certain guarantee obligations as discussed in Note 17, “Guarantees and Indemnifications.” This guarantee obligation is an off-balance sheet arrangement. Duke Capital’s maximum exposure to loss as a result of its variable interest in DCS cannot be quantified.

Duke Capital does not have any material off-balance sheet financing entities or structures, except for normal operating lease arrangements and guarantee arrangements. For additional information on these commitments, see Notes 16 and 17 to the Consolidated Financial Statements.

Contractual Obligations

Duke Capital enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Capital’s contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt. The majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2004.

Contractual Obligations as of December 31, 2003

	Payments Due By Period
	Total	Less than 1 year (2004)	2-3 Years (2005 & 2006)	4-5 Years (2007 & 2008)	More than 5 Years (Beyond 2008)
	(in millions)
Long-term debt(a)	$23,726	$2,177	$6,094	$2,266	$13,189
Capital leases(a)	349	15	191	35	108
Operating leases(b)	331	52	70	52	157
Purchase Obligations:
Firm capacity payments(c)	2,637	400	476	372	1,389
Energy commodity contracts(d)	15,529	8,015	5,337	1,305	872
Other purchase obligations(e)	2,473	296	171	226	1,780
Other long-term liabilities on the Consolidated Balance Sheets(f)	32	28	2	2	—

Total contractual cash obligations	$45,077	$10,983	$12,341	$4,258	$17,495

(a)	See Note 13 to the Consolidated Financial Statements. Amount also includes interest payments over life of debt.
(b)	See Note 16 to the Consolidated Financial Statements.
(c)	Includes firm capacity payments that provide Duke Capital with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, refining capacity and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America.
(d)	Includes contractual obligations to purchase physical quantities of power, natural gas and NGLs. Amount includes certain normal purchases, energy derivates and hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2003. For certain of these amounts, Duke Capital may net settle rather than paying cash. Amount excludes contracts to purchase commodities that do not require delivery of physical quantities and also are expected to net settle.
(e)	Includes purchase commitments for software and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for pipeline and real estate projects, and major maintenance of certain merchant plants.
(f)	Includes expected retirement plan contributions for 2004 (see Note 19 to the Consolidated Financial Statements) and asset retirement obligations which are contractually committed. Duke Capital has not determined these amounts beyond 2008. The majority of asset retirement obligations is not yet contractually committed, and thus is excluded. Amount excludes reserves for litigation, environmental remediation, self-insurance claims (see Note 16 to the Consolidated Financial Statements) because Duke Capital is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business (see Note 16 to the Consolidated Financial Statements), and regulatory credits (see Note 4 to the Consolidated Financial Statements) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Liabilities Associated with Assets Held for Sale (see Note 11 to the Consolidated Financial Statements) are also excluded as Duke Capital expects these liabilities will be assumed by the buyer upon sale of the assets.

Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

Duke Capital is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Executive Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Executive Committee is composed of senior executives who receive periodic updates from the Chief Risk Officer (CRO) and other members of management, on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

See Critical Accounting Policies—Risk Management Activities and Revenue Recognition—Trading and Marketing Revenues for further discussion of the accounting for derivative contracts.

Commodity Price Risk

Duke Capital is exposed to the impact of market fluctuations in the prices of natural gas, electricity, NGLs and other energy-related products marketed and purchased as a result of its ownership of energy related assets, remaining proprietary trading contracts, and interests in structured contracts classified as undesignated. Duke Capital employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options. (See Notes 1 and 7 to the Consolidated Financial Statements.)

Hedging Strategies.    Duke Capital closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, natural gas, crude oil and NGL forward contracts to mitigate the effect of such fluctuations on operations. In accordance with SFAS No. 133, Duke Capital’s primary use of energy commodity derivatives is to hedge the output and production of assets it physically owns.

To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month. (See Notes 1 and 7 to the Consolidated Financial Statements.)

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Capital enters into other contracts that qualify for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and DIG Issue No. C15. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract. Normal purchases and sales contracts are generally subject to collateral requirements under the same credit risk reduction guidelines used for other contracts. Duke Capital has applied this scope exception for certain contracts involving the purchase and sale of electricity at fixed prices in future periods.

Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. However, Duke Capital’s decision to sell DENA’s merchant plants in the Southeast U.S. and reduce DENA’s interest in deferred plants required the reassessment of all associated derivatives, including normal purchases and normal sales. This required an accounting change from the accrual method of accounting to the mark-to-market method of accounting and introduced substantial unrealized losses not previously recognized in the Consolidated Financial Statements.

Based upon the current net open positions for DENA’s commodity derivatives recorded using the mark-to-market accounting method which includes the trading and undesignated portfolios, 2004 EBIT at DENA would change by approximately $25 million if forward power and natural gas prices were to increase or decrease over the entire position term in tandem by $1.00 per megawatt hour and $0.15 per million Btu’s, respectively.

Based on a sensitivity analysis as of December 31, 2003, it was estimated that a difference of one cent per gallon in the average price of NGLs in 2004 would have a corresponding effect on operating income of approximately $6 million (at Duke Capital’s 70% ownership), after considering the effect of Duke Capital’s commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 2002 estimated that operating income would have changed by approximately $7 million in 2003. The effect on operating income for 2004 or 2003 was also not expected to be material as of December 31, 2003 or 2002 for exposures to other commodities’ price changes. These hypothetical calculations consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Trading.    The risk in the trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

DER computations are based on historical simulation, which uses price movements over an eleven day period. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Capital’s DER amounts for commodity derivatives recorded using the MTM accounting method are shown in the following table.

Daily Earnings at Risk
	Period Ending One-Day Impact on Operating Income for 2003(a)	Estimated Average One- Day Impact on Operating Income for 2003(a)	Estimated Average One- Day Impact on Operating Income for 2002	High One-Day Impact on Operating Income for 2003(a)	Low One-Day Impact on Operating Income for 2003(a)
	(in millions)
Calculated DER	$20	$6	$11	$21	$1

(a)	These figures include all trading contracts and all undesignated commodity contracts as described in the notes to the consolidated financial statements.

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

Duke Capital’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the fair value of trading contracts by commodity and settlement method as of December 31, 2003.

Commodity Type	Fair Value
(in millions)
Financial gas and power contracts	$498
Physical power contracts	(280)
Physical natural gas contracts	(37)
Refined products/NGL contracts	4

Total fair value of contracts	$185

See Note 7 to the Consolidated Financial Statements for the Changes in Fair Value of Trading Contracts and Fair Value of Trading Contracts by source and maturity date.

Credit Risk

Credit risk represents the loss that Duke Capital would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, Duke Capital seeks to enter into payment netting agreements with counterparties that permit Duke Capital to offset receivables and payables with such counterparties. Duke Capital attempts to further reduce credit risk with certain counterparties by entering into agreements that enable Duke Capital to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Duke Capital may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of Duke Capital’s counterparties’ obligations.

Duke Capital’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. Duke Capital has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Capital’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Capital analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

The following table represents Duke Capital’s distribution of unsecured credit exposure with the largest 30 enterprise credit exposures at December 31, 2003. These credit exposures are aggregated by ultimate parent company, include on and off balance sheet exposures, are presented net of collateral, and take into account contractual netting rights.

Distribution of Largest 30 Enterprise Credit Exposures As of December 31, 2003

% of Total
Investment Grade—Externally Rated	73%
Non-Investment Grade—Externally Rated	12%
Investment Grade—Internally Rated	7%
Non-Investment Grade—Internally Rated	8%

Total	100%

“Externally Rated” represents enterprise relationships that have published ratings from at least one major credit rating agency. “Internally Rated” represents those relationships which have no rating by a major credit rating agency. For those relationships, Duke Capital utilizes appropriate rating methodologies and credit scoring models to develop a public rating equivalent. The total of the unsecured credit exposure included in the table above represents approximately 32% of the gross fair value of Duke Capital’s Receivables and Unrealized Gain on Mark-to-Market and Hedging Transactions on the Consolidated Balance Sheet at December 31, 2003.

Duke Capital had no net exposure to any one customer that represented greater than 10% of the gross fair value of trade accounts receivable, energy trading assets and derivative assets at December 31, 2003. Based on Duke Capital’s policies for managing credit risk, its exposures and its credit and other reserves, the Company does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

Duke Capital’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Capital frequently uses master collateral agreements to mitigate certain credit exposures, primarily in its marketing and trading operations. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

Duke Capital also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Capital may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Capital’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. Recent downgrades in Duke Capital’s affiliates’ credit ratings resulted in reductions in Duke Capital’s unsecured thresholds granted by counterparties, with Duke Capital posting more collateral to counterparties, and any further downgrade could require the posting of additional collateral. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Capital and its affiliates. (See Liquidity and Capital Resources —Financing Cash Flows and Liquidity for additional discussion of downgrades.)

The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers.

Duke Capital’s claims made in the Enron bankruptcy case exceeded its non-collateralized accounting exposure. Bankruptcy claims that exceed this amount primarily relate to termination and settlement rights under normal purchases and normal sales contracts where Enron was the counterparty. (See Note 16 to the Consolidated Financial Statements.)

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Capital has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Capital affiliate, Paranapanema, and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company approximately 100% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Capital’s predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period.

Interest Rate Risk

Duke Capital is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and commercial paper. Duke Capital manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 7, 13, and 14 to the Consolidated Financial Statements.)

Based on a sensitivity analysis as of December 31, 2003, it was estimated that if market interest rates average 1% higher (lower) in 2004 than in 2003, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $21 million. Comparatively, based on a sensitivity analysis as of December 31, 2002, had interest rates averaged 1% higher (lower) in 2003 than in 2002, it was estimated that interest expense would have increased (decreased) by approximately $38 million. These amounts include the effects of interest rate hedges and invested cash and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 2003 and 2002. The decrease in interest rate sensitivity was primarily due to the decrease in outstanding variable-rate commercial paper and increase in invested cash. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Capital’s financial structure.

Equity Price Risk

Duke Capital participates in Duke Energy’s non-contributory defined benefit retirement and postretirement benefit plans. The costs of providing such plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Duke Energy’s defined benefit retirement plan assets has been affected by changes in the equity market since 2000. As a result, at September 30, 2003 (Duke Energy’s measurement date), Duke Energy’s pension plan obligation, excluding Westcoast, exceeded the value of the plan assets by $170 million and Duke Energy was therefore required to reduce the minimum liability as prescribed by SFAS No. 87 and SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.”

Foreign Currency Risk

Duke Capital is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Capital may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Capital uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

As of December 31, 2003, Duke Capital’s primary foreign currency rate exposures were the Canadian dollar and the Brazilian real. A 10% devaluation in the currency exchange rate in all of Duke Capital’s exposure currencies would result in an estimated net loss on the translation of local currency earnings of $16 million to Duke Capital’s Consolidated Statements of Operations. The Consolidated Balance Sheets would be negatively impacted by approximately $480 million currency translation through the cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss).

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

Duke Capital’s investment in Argentina was U.S. dollar functional as of December 31, 2001. Once a functional currency determination has been made, that determination must be adhered to consistently, unless significant changes in economic factors indicate that the entity’s functional currency has changed. The events in Argentina required a change. In January 2002, the functional currency of Duke Capital’s investment in Argentina changed from the U.S. dollar to the Argentine peso. In compliance with SFAS No. 52, “Foreign Currency Translation,” the change in functional currency was made prospectively. Management believes that the events in Argentina will have no material adverse effect on Duke Capital’s future consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

Natural Gas Competition

The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry.

Retail Competition.    Changes in regulation to allow retail competition could affect Duke Capital’s natural gas transportation contracts with local natural gas distribution companies. Since natural gas retail deregulation is in the very early stages of development, management believes the effects of this matter will have no material adverse effect on Duke Capital’s future consolidated results of operations, cash flows or financial position.

Other Current Issues

For information on other current issues related to Duke Capital, see the following Notes to the Consolidated Financial Statements: Note 4, Notices of Proposed Rulemaking section; Note 16, Environmental and Litigation sections.

New Accounting Standards

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”    In May 2003, the FASB issued SFAS No. 150 which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of Duke Energy stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and has been applied to Duke Capital’s existing financial instruments beginning on July 1, 2003.

As a result of the adoption of SFAS No. 150, Long-term Debt included trust preferred securities which had been previously included on the Consolidated Balance Sheet as Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital. However, upon the adoption of the provisions of FIN 46R as of December 31, 2003, which required deconsolidation of the trust subsidiary, this long-term debt of $258 million has been reclassified as an affiliate debt balance in the Consolidated Balance Sheet. In addition, $23 million of DEFS’

preferred members’ interest held by ConocoPhillips, which had previously been included on the Consolidated Balance Sheets as Minority Interests was reclassified to Long-term Debt. As of December 31, 2003, DEFS had redeemed all outstanding amounts of the preferred members’ interest. In accordance with the requirements of SFAS No. 150, prior period amounts have not been reclassified to be in conformity with the current presentation.

Duke Capital’s financial statements do not include any effects for the application of SFAS No. 150 to non-controlling interests in certain limited life entities, which are required to be liquidated or dissolved on a certain date, based on the decision of the FASB in November 2003 to defer these provisions indefinitely with the issuance of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Duke Capital has a non-controlling interest in a limited life entity in Bolivia, whereby the entity is required to be liquidated 99 years after formation. Upon termination or liquidation of the entity in 2094, the remaining assets of the entity are to be sold, the liabilities liquidated and any remaining cash distributed to the owners based upon their ownership percentages. At December 31, 2003 the fair value of the entity’s non-controlling interest of approximately $40 million is approximately $5 million less than its carrying value. Duke Capital continues to evaluate the potential significance of these aspects of SFAS No. 150, but does not anticipate this will have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position. SFAS No. 150 continues to be interpreted by the FASB and it is possible that significant changes could be made by the FASB during such future deliberations. Therefore, Duke Capital is not able to conclude as to whether such future changes would be likely to materially affect the amounts already recorded and disclosed under the provisions of SFAS No. 150.

Revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”    In December 2003, the FASB revised the provisions of SFAS No. 132 to include additional disclosures related to defined benefit pension plans and other defined benefit postretirement plans, such as the following: (1) long-term rate of return on plan assets along with narrative discussion of basis for selecting the rate of return used; (2) information about plan assets for each major asset category (i.e. equity securities, debt securities, real estate, etc) along with the targeted allocation percentage of plan assets by each major asset category and the actual allocation percentage at the measurement date; (3) amount of benefit payments expected to be paid in each of the next five years and the following five year period, in the aggregate; (4) current best estimate of range of contributions expected to be made in following year; (5) the accumulated benefit obligation for defined benefit pension plans; and (6) disclosure of measurement date utilized. Additionally, interim reports require certain additional disclosures related to the components of net periodic pension cost recognized and amounts paid or expected to be paid to the plan in the current fiscal year, if materially different than amounts previously disclosed. The provisions of revised SFAS No. 132 do not change the measurement or recognition provisions of defined benefit pension and postretirement plans as required by previous accounting standards. Except as discussed below, the provisions of revised SFAS No. 132 are effective for fiscal years ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and all interim periods beginning after December 15, 2003 (March 31, 2004 for calendar-year entities). The disclosure provisions of estimated future benefit payments and information about foreign plans are effective for fiscal years ending after June 15, 2004 (December 31, 2004 for calendar-year entities). See Note 19 to the Consolidated Financial Statements for additional disclosures required as of December 31, 2003.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”    In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, FIN 46 was revised with the issuance of FIN 46R, which supercedes and amends certain provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46.

The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities, except for special-purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R also require certain disclosures of an entity’s relationship with variable interest entities.

Duke Capital has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 which require consolidation or disclosure under FIN 46 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. Duke Capital currently anticipates certain non-special purpose entities, previously accounted for under the equity method of accounting, will be consolidated by Duke Capital in the first quarter of 2004 under the provisions of FIN 46R. These entities, which are substantive entities, have total assets of approximately $225 million as of December 31, 2003 and total revenue of approximately $150 million for the year ended December 31, 2003. Duke Capital’s maximum exposure to loss as a result of its involvement with these entities is approximately $100 million, generally limited to Duke Capital’s investment and guarantee obligations in these entities, as of December 31, 2003. Duke Capital adopted the provisions of FIN 46R on December 31, 2003, related to its special-purpose entities consisting of the trust subsidiaries that have issued the trust preferred securities, as discussed in Note 14 to the Consolidated Financial Statements. Since Duke Capital is not the primary beneficiary of such trust subsidiaries, these entities have been deconsolidated in the accompanying consolidated financial statements effective December 31, 2003. This deconsolidation resulted in Duke Capital reflecting affiliate debt to the trusts in Long-term Debt in the Consolidated Balance Sheets. Interest paid to the subsidiary trust will be classified as Interest Expense in the accompanying Consolidated Statements of Operations beginning January 1, 2004 consistent with the classification under SFAS No. 150. Additionally, Duke Capital has a significant variable interest in, but is not the primary beneficiary of, DCS due to certain guarantee obligations as discussed in Note 17 to the Consolidated Financial Statements. As further discussed in Note 17 to the Consolidated Financial Statements, Duke Capital’s maximum exposure to loss as a result of its variable interest in DCS cannot be quantified. Duke Capital continues to assess FIN 46R but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”    In January 2004, the FASB staff issued FSP FAS 106-1, which allows a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which became law in December 2003. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. FSP FAS 106-1 allows a sponsor to defer recognizing the effects of the Act in accounting for its postretirement benefit plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” until further authoritative accounting guidance is issued. Duke Capital has a measurement date of September 30 for its SFAS No. 106 postretirement benefit plans and has elected to defer application of SFAS No. 106 to the provisions of the Act under the guidance given in FSP FAS 106-1. Therefore, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost contained in Note 21 to the Consolidated Financial Statements do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance, when issued, could require a change to previously reported information. Duke Capital is still reviewing the potential impacts of the Act on its postretirement benefit plans, but currently anticipates it will qualify for the federal subsidy under the Act.

Subsequent Events

In January 2004, Duke Capital, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004, DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Additionally, during the first quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions will result in cash proceeds of approximately $236 million and a net loss of approximately $3 million.

In February 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

On March 10, 2004, DEFS entered into an agreement to acquire gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for approximately $75 million. Pending approval from the government authorities, the transaction is scheduled to close in the second quarter of 2004.

On March 14, 2004, Duke Capital entered into a share sale agreement with Alinta Ltd. to purchase Duke Capital’s assets in Australia and New Zealand for approximately US$1.2 billion. The sale will result in a gain for Duke Capital and is expected to close in second quarter 2004.

For information on subsequent events related to debt and other financing matters refer to Financing Cash Flows and Liquidity—Significant Financing Activities and Other Financing Matters sections. For information on subsequent events related to Regulatory Matters refer to Note 4 to the Consolidated Financial Statements. For information on subsequent events related to litigation and contingencies refer to Note 16 (Litigation section) to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In millions)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$13,576	$9,212	$12,999
Regulated natural gas	2,942	2,200	922

Total operating revenues	16,518	11,412	13,921

Operating Expenses
Natural gas and petroleum products purchased	10,271	5,434	7,029
Fuel used in electric generation and purchased power	883	972	860
Operation and maintenance	2,456	2,033	2,532
Depreciation and amortization	1,052	897	672
Property and other taxes	251	261	162
Impairment and other related charges	2,953	364	—
Impairment of goodwill	254	—	36

Total operating expenses	18,120	9,961	11,291

(Losses) Gains on Sales of Other Assets, net	(203)	—	238

Operating (Loss) Income	(1,805)	1,451	2,868

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	123	218	183
Gains on sales of equity investments	279	32	—
Other income and expenses, net	96	115	54

Total other income and expenses	498	365	237
Interest Expense	1,070	861	536
Minority Interest Expense	42	72	283

(Loss) Earnings From Continuing Operations Before Income Taxes	(2,419)	883	2,286
Income Tax (Benefit) Expense From Continuing Operations	(918)	281	852

(Loss) Income From Continuing Operations	(1,501)	602	1,434
Discontinued Operations
Net operating loss, net of tax	(48)	(281)	(15)
Net loss on dispositions, net of tax	(116)	—	—

Loss From Discontinued Operations	(164)	(281)	(15)
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(1,665)	321	1,419
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(133)	—	(69)

Net (Loss) Income	$(1,798)	$321	$1,350

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS SHEETS

	Years Ended December 31,
	2003	2002	2001
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,798)	$321	$1,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,114	939	694
Cumulative effect of change in accounting principle	133	—	69
Gains on sales of equity investments and other assets	(107)	(32)	(238)
Impairment charges	3,492	542	36
Deferred income taxes	(688)	433	259
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(93)	586	40
Receivables	739	233	2,637
Inventory	(24)	71	(64)
Other current assets	(84)	(357)	694
Increase (decrease) in
Accounts payable	(812)	975	(3,093)
Taxes accrued	(32)	(199)	(292)
Other current liabilities	(113)	(114)	145
Other, assets	513	404	363
Other, liabilities	77	(281)	(86)

Net cash provided by operating activities	2,317	3,521	2,514

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of refund	(1,570)	(3,624)	(4,800)
Investment expenditures	(149)	(641)	(1,052)
Acquisition of Westcoast Energy Inc., net of cash acquired	—	(1,707)	—
Net proceeds from the sale of equity investments and other assets and sales of and collections on notes receivable	1,873	407	943
Other	80	(63)	(226)

Net cash provided by (used in) investing activities	234	(5,628)	(5,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	216	3,025	2,673
Payments for the redemption of
Long-term debt	(2,182)	(1,186)	(588)
Preferred member interests	(38)	—	—
Guaranteed preferred beneficial interests in subordinated notes	(250)	—	—
Notes payable and commercial paper	(1,048)	(1,161)	(127)
Distributions to minority interests	(2,508)	(2,260)	(3,063)
Contributions from minority interests	2,432	2,535	2,733
Capital contributions from parent	1,050	1,625	650
Other	(13)	97	19

Net cash (used in) provided by financing activities	(2,341)	2,675	2,297

Changes in cash and cash equivalents associated with assets held for sale	(55)	—	—

Net increase (decrease) in cash and cash equivalents	155	568	(324)
Cash and cash equivalents at beginning of period	831	263	587

Cash and cash equivalents at end of period	$986	$831	$263

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$1,051	$827	$516
Cash (refunded) paid for income taxes	$(179)	$181	$819
Significant non-cash transactions:
Acquisition of Westcoast Energy Inc.
Fair value of assets acquired	$—	$9,254	$—
Liabilities assumed, including debt and minority interests	—	8,047	—
Capital contribution from parent from issuance of Duke Energy common stock	—	1,702	—
Capital lease obligations related to property, plant and equipment	$—	$104	$—

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$986	$831
Receivables (net of allowance for doubtful accounts of $236 at 2003 and $235 at 2002)	2,482	4,049
Inventory	698	666
Assets held for sale	424	—
Unrealized gains on mark-to-market and hedging transactions	1,472	2,052
Other	467	651

Total current assets	6,529	8,249

Investments and Other Assets
Investments in unconsolidated affiliates	1,380	2,023
Goodwill	3,962	3,747
Notes receivable	260	589
Unrealized gains on mark-to-market and hedging transactions	1,815	2,413
Assets held for sale	1,444	—
Other	1,336	1,997

Total investments and other assets	10,197	10,769

Property, Plant and Equipment
Cost	26,808	29,238
Less accumulated depreciation and amortization	4,489	4,005

Net property, plant and equipment	22,319	25,233

Regulatory Assets and Deferred Debits	1,060	855

Total Assets	$40,105	$45,106

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$2,018	$3,127
Notes payable and commercial paper	52	683
Interest accrued	229	236
Liabilities associated with assets held for sale	651	—
Current maturities of long-term debt	1,192	1,148
Unrealized losses on mark-to-market and hedging transactions	1,185	1,779
Other	1,425	1,538

Total current liabilities	6,752	8,511

Long-term Debt, including debt to affiliate of $258 at 2003	13,652	15,703

Deferred Credits and Other Liabilities
Deferred income taxes	2,360	3,256
Unrealized losses on mark-to-market and hedging transactions	1,698	1,514
Liabilities associated with assets held for sale	737	—
Other	1,157	1,365

Total deferred credits and other liabilities	5,952	6,135

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital Corporation	—	825

Minority Interests	1,701	1,904

Common Stockholder’s Equity
Common stock, no par, 3,000 shares authorized, 1,010 shares outstanding	—	—
Paid-in capital	8,564	7,545
Retained Earnings	2,884	4,695
Accumulated other comprehensive income (loss)	600	(212)

Total common stockholder’s equity	12,048	12,028

Total Liabilities and Stockholder’s Equity	$40,105	$45,106

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total
	(In millions)
Balance December 31, 2000	$—	$3,400	$3,081	$(124)	$—	$—	$6,357

Net income	—	—	1,350	—	—	—	1,350
Other Comprehensive Income
Cumulative change in accounting principle(a)	—	—	—	—	(908)	—	(908)
Foreign currency translation adjustments	—	—	—	(186)	—	—	(186)
Net unrealized gains on cash flow hedges(c)	—	—	—	—	1,309	—	1,309
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	91	—	91

Total comprehensive income							1,656
Capital contribution from parent	—	650	—	—	—	—	650
Noncash adjustment to goodwill	—	124	—	—	—	—	124
Other capital stock transactions, net	—	10	(20)	—	—	—	(10)

Balance December 31, 2001	$—	$4,184	$4,411	$(310)	$492	$—	$8,777

Net income	—	—	321	—	—	—	321
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	(343)	—	—	(343)
Net unrealized gains on cash flow hedges(c)	—	—	—	—	68	—	68
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	(105)	—	(105)
Minimum pension liability adjustment(e)	—	—	—	—	—	(14)	(14)

Total comprehensive loss							(73)
Capital contribution from parent	—	3,327	—	—	—	—	3,327
Other capital stock transactions, net	—	34	(37)	—	—	—	(3)

Balance December 31, 2002	$—	$7,545	$4,695	$(653)	$455	$(14)	$12,028

Net loss	—	—	(1,798)	—	—	—	(1,798)
Other Comprehensive income
Foreign currency translation adjustments(b)	—	—	—	962	—	—	962
Net unrealized gains on cash flow hedges(c)	—	—	—	—	113	—	113
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	(252)	—	(252)
Minimum pension liability adjustment(e)	—	—	—	—	—	(11)	(11)

Total comprehensive loss							(986)
Capital contribution from parent	—	1,050	—	—	—	—	1,050
Other capital stock transactions, net	—	(31)	(13)	—	—	—	(44)

Balance December 31, 2003	$—	$8,564	$2,884	$309	$316	$(25)	$12,048

(a)	Cumulative change in accounting principle, net of $558 tax benefit in 2001.
(b)	Foreign currency translation adjustments, net of $114 tax benefit in 2003.
(c)	Net unrealized gains on cash flow hedges, net of $56 tax expense in 2003, $79 tax expense in 2002 and $752 tax expense in 2001.
(d)	Reclassification into earnings from cash flow hedges, net of $133 tax benefit in 2003, $91 tax benefit in 2002 and $96 tax expense in 2001.
(e)	Minimum pension liability adjustment, net of $6 tax benefit in 2003 and $8 tax benefit in 2002.

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation.    Duke Capital LLC (collectively with its subsidiaries, Duke Capital), a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), is a leading energy company located in the Americas with an affiliated real estate operation. On March 1, 2004, Duke Capital changed its form of organization from a corporation to a Delaware limited liability company by effecting a conversion pursuant to Section 266 of the General Corporation Law of the State of Delaware and Section 18-214 of the Delaware Limited Liability Company Act. Pursuant to the conversion, all rights and liabilities of Duke Capital Corporation in its previous corporate form vested in Duke Capital as a limited liability company. The Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Capital and all majority owned subsidiaries, except for the trust subsidiaries that have issued the trust preferred securities which have been deconsolidated upon the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised) (FIN 46R), “Consolidation of Variable Interest Entities.”

Effective November 1, 2003, Duke Energy Fuels (DE Fuels) merged into a wholly owned subsidiary of Duke Capital. Prior to this merger, DE Fuels was a direct wholly owned subsidiary of Duke Energy and an affiliated company to Duke Capital, as both shared a common parent company. Since DE Fuels is considered an entity previously under common control, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes,” the DE Fuels merger into Duke Capital was accounted for and reported at historical cost as of the beginning of the earliest period presented, and all prior years presented in the consolidated financial statements have been restated on a comparative basis. As a result, net income increased by $57 million for 2002 and decreased by $6 million for 2001. The transaction will be accounted for similar to a pooling of interest as previously allowed under APB No. 16, “Business Combinations.”

Use of Estimates.    Conformity with generally accepted accounting principles (GAAP) in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

Reclassifications.    Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications include the reclassification of income from continuing operations to discontinued operations for certain operations (see Note 11). Also, beginning in the third quarter of 2003, Duke Capital elected to begin netting certain receivables and payables with common counterparties under the provisions of FASB Interpretation No. 39 (FIN 39), “Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and SFAS No. 105).” For comparability purposes, balances of certain receivables and payables in the comparative balance sheet presented have been netted. Such netting reduced current assets and current liabilities as of December 31, 2002 by approximately $2 billion.

Included in the reclassified amounts are increases in both sales of natural gas and petroleum products, and in purchases of natural gas and petroleum products in the amount of $805 million for the year ended December 31, 2002 and $639 million for the year ended December 31, 2001 related to the Field Services segment. Management

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

has concluded that these reclassifications are not material to the fair presentation of Duke Capital’s consolidated financial statements.

In accordance with industry-wide guidance received from the Securities and Exchange Commission (SEC) in February 2004, Duke Capital has reclassified as other liabilities approximately $21 million of removal costs as of December 31, 2002 which were classified as accumulated depreciation. See Notes 4 and 6 for further information.

Cash and Cash Equivalents.    All highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Inventory.    Inventory consists primarily of materials and supplies; natural gas and natural gas liquid products held in storage for transmission, processing and sales commitments; and coal held for electric generation. This inventory is recorded at the lower of cost or market value, primarily using the average cost method, except for inventory previously held for trading, which was recorded at fair value through December 31, 2002, the date before the accounting rule changed.

Components of Inventory

	December 31,
	2003	2002
	(in millions)
Materials and supplies	$354	$310
Natural gas	299	271
Petroleum products	45	85

Total inventory	$698	$666

Accounting for Risk Management and Hedging Activities and Financial Instruments.    Duke Capital uses a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities and its trading activities, including forward contracts, futures, swaps, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Prior to the implementation of the remaining provisions of Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” certain non-derivative energy and energy-related trading contracts were also recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Effective January 1, 2003, in connection with the implementation of the remaining provisions of EITF Issue No. 02-03, Duke Capital designated all energy commodity derivatives as either trading or non-trading. For each of the Duke Capital’s derivatives, the accounting method and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other
Non-trading derivatives:
Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Fair value hedge	Accrual	Gross basis in the same income statement category as the related hedged item

Normal purchase or normal sale	Accrual	Gross basis upon settlement in the corresponding income statement category based on commodity type

Undesignated	Mark-to-market	Net basis in the related income statement category for interest rate, currency and commodity derivatives

(a)	An accounting method whereby the change in the fair value of the asset or liability is recognized in the Consolidated Statements of Operations during the current period.
(b)	An accounting method whereby there is no recognition in the Consolidated Statements of Operations for changes in fair value of a contract until the service is provided or the associated delivery period occurs except to the extent a cash flow or fair value hedge is ineffective.

Prior to January 1, 2003, unrealized and realized gains and losses on all energy trading contracts, as defined in EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” which included many derivative and non-derivative instruments, were presented on a net basis in Trading and Marketing Net Margin within Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other in the Consolidated Statements of Operations. While the income statement presentation of gains and losses, or revenues and expenses for each category of non-trading derivatives, as described above, remained consistent from 2002 to 2003, the definition of a trading and non-trading instrument changed from EITF Issue No. 98-10 to EITF Issue No. 02-03. Under EITF Issue No. 98-10, all energy derivative and non-derivative contracts were considered to be trading that were entered into by an entity’s energy trading operations, while under EITF Issue No. 02-03 an assessment is performed for each contract, and only those individual derivative contracts that are entered into with the intent of generating profits on short-term differences in price are considered to be trading. As a result, a significant number of derivatives previously classified as trading under EITF Issue No. 98-10 became classified as non-trading as of January 1, 2003. The significant reduction, as of January 1, 2003, in the volume of derivative and non-derivative contracts that were considered to be trading resulted in presentation of gains and losses, or revenues and expenses for many contracts on a gross basis in 2003 that were presented on a net basis in 2002.

Where Duke Capital’s derivative instruments are subject to a master netting agreement and the criteria of FIN 39 are met, Duke Capital presents its derivative assets and liabilities, and accompanying receivables and payables, on a net basis in the accompanying balance sheets.

Cash Flow and Fair Value Hedges.    Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, Duke Capital provides formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and on a quarterly

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

basis Duke Capital formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Capital documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk /interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss) as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged item. Duke Capital discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings, unless it is no longer probable that the hedged forecasted transaction will occur.

For derivatives designated as fair value hedges, Duke Capital recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item in earnings in the current period. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. In addition, all components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Normal Purchase and Normal Sales.    From July 1, 2001 through June 30, 2003, Duke Capital applied the normal purchase and normal sale scope exception in Derivative Implementation Group (DIG) Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” to certain sale contracts to deliver electricity. In connection with the adoption of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003, Duke Capital has elected to designate substantially all forward contracts to sell power entered into after July 1, 2003 as cash flow hedges. Contracts that were being accounted for under the normal purchases and normal sales exception under SFAS No. 133 as of June 30, 2003 continue to be accounted for under the normal purchase and normal sales exception as long as the requirements for applying the exception are met. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the mark-to-market method unless immediately designated as a cash flow or fair value hedge.

Valuation.    When available, quoted market prices or prices obtained through external sources are used to verify a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on internally developed valuation techniques or models. Valuation adjustments for performance and market risk, and administration costs are used to adjust the fair value of the contract to the gain or loss ultimately recognized in the Consolidated Balance Sheets. For derivatives recognized under the mark-to-market accounting method, valuation adjustments are also recognized in the Consolidated Statements of Operations.

Goodwill.    Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” Duke Capital amortized goodwill on a straight-line basis over the useful lives of the acquired assets, ranging from 10 to 40 years. Duke Capital adopted the provisions of SFAS No. 142 on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized. Duke Capital has designated August 31 as the date it performs the annual review for impairment for its reporting units, except for Field Services, whose date has been designated as September 30. Under the provisions of SFAS No. 142, Duke Capital performs the annual review for impairment at the reporting unit level, which Duke Capital has determined to be an operating segment or one level below.

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Property, Plant and Equipment.    Property, plant and equipment are stated at historical cost less accumulated depreciation. Duke Capital capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 3.86% for 2003, 3.95% for 2002 and 3.83% for 2001. Also, see “Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Duke Capital retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the applicable regulatory body.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations.    Duke Capital evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets. Based on current market conditions in the merchant energy industry, it is reasonably possible that Duke Capital’s estimate of fair value of the long-lived assets impaired during 2003 could change and the change would impact the consolidated results of operations.

Duke Capital uses the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset is separately presented on the Consolidated Balance Sheets.

If an asset held for sale or sold has clearly distinguishable operations and cash flows, and Duke Capital will not have significant continuing involvement in the operations after the disposal and cash flows of the assets sold

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

have been eliminated from Duke Capital’s ongoing operations, then the related results of operations for the current and prior periods, including any related impairments, are reflected as Discontinued Operations in the Consolidated Statements of Operations. If an asset held for sale does not have clearly distinguishable operations and cash flows, impairments and gains or losses on sales are recorded as (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Related Charges in the Consolidated Statements of Operations.

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

Environmental Expenditures.    Duke Capital expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

Cost-Based Regulation.    Duke Capital accounts for its regulated operations under the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording costs that have been or are expected to be approved for recovery from customers in the rate-setting process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. Accordingly, Duke Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Capital periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost, and write-off their associated regulatory assets and liabilities.

Guarantees.    Duke Capital accounts for guarantees and related contracts, for which it is the guarantor, under FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Duke Capital recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee. Fair value is estimated using a probability-weighted approach. Duke Capital reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts is accounted for and recognized in accordance with SFAS No. 5, “Accounting for Contingencies.”

Stock-Based Compensation.    Duke Energy accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and certain stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. Other stock-based performance awards are recorded over the vesting period as compensation cost, and are adjusted for increases and decreases in market value up to the measurement date. Compensation expense for fixed stock options with pro-rata vesting is recognized in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following table illustrates the effect on net income (loss) for Duke Capital, if Duke Energy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards and reflects the provisions of SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123).”

Pro Forma Stock-Based Compensation

	For the years ended December 31,
	2003	2002	2001
	(in millions)
Net (Loss) Income, as reported	$(1,798)	$321	$1,350
Add: stock-based compensation expense included in reported net (loss) income, net of related tax effects	6	7	8
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(26)	(68)	(28)

Pro forma net (loss) income, net of related tax effects	$(1,818)	$260	$1,330

Revenue Recognition.    Unbilled and Estimated Revenues. Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products, primarily at Natural Gas Transmission and Field Services, are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month.

AFUDC.    AFUDC, recorded in accordance with SFAS No. 71, represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Capital is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $54 million in 2003, which consisted of an equity component of $33 million and an interest expense component of $21 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $25 million in 2002, which consisted of an equity component of $16 million and an interest expense component of $9 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $7 million in 2001, which consisted of an equity component of $6 million and an interest expense component of $1 million.

Income Taxes.    Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Federal income taxes have been provided by Duke Capital on

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

the basis of its separate company income and deductions in accordance with established practices of the consolidated tax group. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

Excise and Other Pass-Through Taxes.    Duke Capital presents revenues net of pass-through taxes on the Consolidated Statements of Operations.

Segment Reporting.    SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the company’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Capital’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3.

Foreign Currency Translation.    The local currencies of Duke Capital’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. dollar, based on an assessment of the economic circumstances of the foreign operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. dollar, are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where Duke Capital expects earnings of a foreign operation to be permanently reinvested. Gains and losses relating to non-trading derivatives designated as hedges of the foreign currency exposure of a net investment in foreign operations are reported in foreign currency translation as a separate component of AOCI.

Cumulative Effect of Change in Accounting Principles.    As of January 1, 2003, Duke Capital adopted the remaining provisions of EITF Issue No. 02-03 and SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $133 million as a reduction in earnings.

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

presented on a gross or net basis, in connection with the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

As a result of the consensus on EITF Issue No. 02-03, Duke Capital recorded a cumulative effect adjustment of $123 million (net of tax and minority interest) in the first quarter 2003 as a reduction to earnings. The recorded value on January 1, 2003 of all non-derivative energy trading contracts that existed on October 25, 2002 were written-off and inventories that were recorded at fair values were adjusted to historical cost. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods and, therefore, Duke Capital did not change the 2002 classification of operating revenue and operating expense amounts.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. For obligations related to non-regulated operations, a cumulative effect adjustment of $10 million (net of tax and minority interest) was recorded in the first quarter of 2003, as a reduction in earnings.

Duke Capital adopted SFAS No. 133 as amended and interpreted on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Duke Capital recorded a net-of-tax cumulative effect adjustment of $69 million as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing AOCI and Common Stockholder’s Equity was $908 million.

New Accounting Standards.    The following new accounting standards have been adopted by Duke Capital during the year-ended December 31, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”    In June 2002, the FASB issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Duke Capital has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of Duke Capital’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized as liabilities.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”    In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities, including the qualifications for the normal purchases and normal sales exception, under SFAS No. 133. The amendment reflects decisions made by the FASB and the DIG process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 are to be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 continue to be applied based upon their original effective dates. Duke Capital adopted the provisions of SFAS No. 149 on July 1, 2003. Certain modifications and changes to the applicability of the normal purchase and normal sales scope exception for contracts to deliver electricity led Duke Capital to re-evaluate its policy for accounting for forward sales

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

contracts. As a result, Duke Capital elected to designate substantially all forward contracts to sell power entered into after July 1, 2003 as cash flow hedges on a prospective basis. Contracts that were being accounted for under the normal purchases and normal sales exception under SFAS No. 133 as of June 30, 2003 will continue to be accounted for under such exception, including following any modifications to these contracts, as long as the requirements for applying the normal purchases and normal sales exception are met.

On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to the guidance in paragraph 10(b) of FASB No. 133 and not in reference to embedded derivatives, describes circumstances in which the underlying in a price adjustment clause incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” The guidance in DIG Issue C20 was effective for Duke Capital on October 1, 2003. Duke Capital’s review of existing contracts designated as normal purchases and normal sales under FASB No. 133 yielded no instances where an embedded price adjustment clause was not clearly and closely related to the contract’s underlying. As a result, this issue did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”    In May 2003, the FASB issued SFAS No. 150 which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of Duke Energy stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and has been applied to Duke Capital’s existing financial instruments beginning on July 1, 2003.

As a result of the adoption of SFAS No. 150, Long-term Debt included trust preferred securities which had been previously included on the Consolidated Balance Sheet as Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital. However, upon the adoption of the provisions of FIN 46R as of December 31, 2003, which required deconsolidation of the trust subsidiary, this long-term debt of $258 million has been reclassified as an affiliate debt balance in the Consolidated Balance Sheet. In addition, $23 million of Duke Energy Field Services, LLC’s (DEFS) preferred members’ interest held by ConocoPhillips, which had previously been included on the Consolidated Balance Sheets as Minority Interests was reclassified to Long-term Debt. As of December 31, 2003, DEFS had redeemed all outstanding amounts of the preferred members’ interest. In accordance with the requirements of SFAS No. 150, prior period amounts have not been reclassified to be in conformity with the current presentation.

Duke Capital’s financial statements do not include any effects for the application of SFAS No. 150 to non-controlling interests in certain limited life entities, which are required to be liquidated or disolved on a certain date, based on the decision of the FASB in November 2003 to defer these provisions indefinitely with the issuance of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Duke Capital has a non-controlling interest in a limited life entity in Boliva, whereby the entity is required to be liquidated in 99 years after formation. Upon termination or liquidation of the entity in 2094, the remaining assets of the entity are to be sold, the liabilities liquidated and any

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

remaining cash distributed to the owners based upon their ownership percentages. At December 31, 2003 the fair value of the entity’s non-controlling interest of approximately $40 million approximates its carrying value. Duke Capital continues to evaluate the potential significance of these aspects of SFAS No. 150, but does not anticipate this will have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position. SFAS No. 150 continues to be interpreted by the FASB and it is possible that significant changes could be made by the FASB during such future deliberations. Therefore, Duke Capital is not able to conclude as to whether such future changes would be likely to materially affect the amounts already recorded and disclosed under the provisions of SFAS No. 150.

EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.”    In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements accounted for as leases. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, “Accounting for Leases.” Duke Capital has historically provided and leased storage capacity to outside parties as well as entered into pipeline capacity agreements both as the lessee and as a lessor. Upon application of EITF Issue No. 01-08, the accounting requirements under the consensus may impact the timing of revenue and expense recognition, and amounts previously reported as revenues may be required to be reported as rental or lease income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements are required to recognize assets on their balance sheets. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for under historical accounting. The adoption of EITF Issue No. 01-08 did not have a material effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes.”    In July 2003, the EITF reached consensus in EITF Issue No. 03-11 that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances and the economic substance of the transaction. In analyzing the facts and circumstances, EITF Issue No. 99-19, and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. EITF Issue No. 03-11 was effective for transactions or arrangements entered into after September 30, 2003. The adoption of EITF Issue No. 03-11 did not have a material effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued by the authoritative accounting body, but have not yet been adopted or fully adopted by Duke Capital as of December 31, 2003.

Revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”    In December 2003, the FASB revised the provisions of SFAS No. 132 to include additional disclosures related to defined benefit pension plans and other defined benefit postretirement plans, such as the following: (1) long-term rate of return on plan assets along with narrative discussion of basis for selecting the rate of return used; (2) information about plan assets for each major asset category (i.e. equity securities, debt securities, real estate, etc) along with the targeted allocation percentage of plan assets by each major asset category and the actual allocation percentage at the measurement date; (3) amount of benefit payments expected to be paid in each of the next five years and the following five year period, in the aggregate; (4) current best estimate of range of contributions expected to be made in following year; (5) the accumulated benefit obligation for defined benefit pension plans; and (6) disclosure of measurement date utilized. Additionally, interim reports require certain additional

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

disclosures related to the components of net periodic pension cost recognized and amounts paid or expected to be paid to the plan in the current fiscal year, if materially different than amounts previously disclosed. The provisions of revised SFAS No. 132 do not change the measurement or recognition provisions of defined benefit pension and postretirement plans as required by previous accounting standards. Except as discussed below, the provisions of revised SFAS No. 132 are effective for fiscal years ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and all interim periods beginning after December 15, 2003 (March 31, 2004 for calendar-year entities). The disclosure provisions of estimated future benefit payments and information about foreign plans are effective for fiscal years ending after June 15, 2004 (December 31, 2004 for calendar-year entities). See Note 19 for additional disclosures required as of December 31, 2003.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”    In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46R, which supercedes and amends certain provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46.

The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Duke Capital). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R also require certain disclosures of an entity’s relationship with variable interest entities.

Duke Capital has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 which require consolidation or disclosure under FIN 46 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. Duke Capital currently anticipates certain non-special purpose entities, previously accounted for under the equity method of accounting, will be consolidated by Duke Capital in the first quarter of 2004 under the provisions of FIN 46R. These entities, which are substantive entities, have total assets of approximately $225 million as of December 31, 2003 and total revenue of approximately $150 million for the year ended December 31, 2003. Duke Capital’s maximum exposure to loss as a result of its involvement with these entities is approximately $100 million, generally limited to Duke Capital’s investment and guarantee obligations in these entities, as of December 31, 2003. Duke Capital adopted the provisions of FIN 46R on December 31, 2003, related to its special-purpose entities consisting of the trust subsidiaries that have issued the trust preferred securities, as discussed in Note 14. Since Duke Capital is not the primary beneficiary of such trust subsidiaries, these entities have been deconsolidated in the accompanying consolidated financial statements effective December 31, 2003. This deconsolidation resulted in Duke Capital reflecting affiliate debt to the trusts in Long-term Debt in the

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Consolidated Balance Sheets. Interest paid to the subsidiary trust is classified as Interest Expense in the accompanying Consolidated Statements of Operations consistent with the classification under SFAS No. 150, as discussed above. Additionally, Duke Capital has a significant variable interest in, but is not the primary beneficiary of, Duke COGEMA Stone & Webster, LLC (DCS) due to certain guarantee obligations as discussed in Note 17. As further discussed in Note 17, Duke Capital’s maximum exposure to loss as a result of its variable interest in DCS cannot be quantified. Duke Capital continues to assess FIN 46R but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”    In January 2004, the FASB staff issued FSP FAS 106-1, which allows a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which became law in December 2003. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. FSP FAS 106-1 allows a sponsor to defer recognizing the effects of the Act in accounting for its postretirement benefit plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” until further authoritative accounting guidance is issued. Duke Capital has a measurement date of September 30 for its SFAS No. 106 postretirement benefit plans and has elected to defer application of SFAS No. 106 to the provisions of the Act under the guidance given in FSP FAS 106-1. Therefore, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost contained in Note 19 do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance, when issued, could require a change to previously reported information. Duke Capital is still reviewing the potential impacts of the Act on its postretirement benefit plans, but currently anticipates it will qualify for the federal subsidy under the Act.

2. Business Acquisitions and Dispositions

Business Acquisitions.    Duke Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on contingencies existing at the date of acquisition becomes available within one year after the acquisition, and longer for certain income tax items.

On March 14, 2002, Duke Capital acquired Westcoast Energy Inc. (Westcoast) for approximately $8 billion, including the assumption of $4.7 billion of debt. In the transaction, a Duke Capital subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately $1.7 billion in cash (net of cash acquired) and approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock). The value of the Duke Energy common stock issued was approximately $1.7 billion and was determined based on the average market price of Duke Energy’s common shares over the two-day period before and after the terms of the transaction became fixed, in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Under prorating provisions of the acquisition agreement that ensured that approximately 50% of the total consideration was paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive 43.80 in Canadian dollars, or either 0.7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities (Equity Units) in November 2001, along with incremental commercial paper. The commercial paper was repaid using the proceeds from the October 2002 public offering of Duke Energy Common Stock.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The acquisition of Westcoast was consistent with Duke Capital’s natural gas pipeline strategy to expand its footprint between key supply and market areas in North America. During its evaluation, Duke Capital identified revenue enhancement opportunities through expansion projects and business integration, cost reduction initiatives, and the divestiture of several non-strategic business lines and assets. These initiatives, when combined with the ongoing earnings contributions from Westcoast’s pipelines and distribution businesses, supported a purchase price in excess of the fair value of Westcoast’s assets, which resulted in the recognition of goodwill. The Westcoast acquisition was accounted for using the purchase method, and goodwill to the Natural Gas Transmission segment of approximately $2.3 billion was recorded in the transaction, of which approximately $57 million was expected to be deductible for income tax purposes. Of the $57 million, $52 million was allocated for tax purposes to Empire State Pipeline which was sold in February 2003.

During 2003, Duke Capital recorded additional purchase price adjustments as information regarding the assets acquired became available, including adjustments related to the sale of Empire State Pipeline and adjustments recorded to reflect the revised tax basis of certain acquired assets, with an offsetting increase to goodwill attributable to the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, including the adjustments described above.

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

Consolidated Pro Forma Results for Duke Capital, including Westcoast

	For the years ended December 31,
	2002	2001
	(unaudited)
	(in millions)
Income Statement Data
Operating revenues	$11,730	$16,188
Income before cumulative effect of change in accounting principle	358	1,644
Cumulative effect of change in accounting principle, net of tax	—	(69)

Net income	$358	$1,575

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Dispositions.    The following table details proceeds from the sale of Duke Capital’s assets and businesses for 2003 and 2002.

Proceeds from Sales of Assets and Businesses

	For the years ended December 31,
	2003	2002
	(in millions)
Sales of discontinued operations (see Note 11)(a)	$610	$—
Sales which were recorded as purchase price adjustments to the Westcoast acquisition (see above disclosure)(b)	243	53
Sales of other assets and businesses(c)	1,180	150
Cash disposed of in sales	(16)	—

Net proceeds, including debt assumed by buyers	2,017	203
Debt assumed by buyers	(387)	—

Net proceeds included in the Consolidated Statements of Cash Flows(d)	$1,630	$203

(a)	2003 includes $259 million of debt assumed by buyer
(b)	2003 includes $58 million of debt assumed by buyer
(c)	2003 includes $70 million of debt assumed by buyer
(d)	Excludes investing activities related to sales and collections of notes receivable of $243 million for 2003 and $204 million for 2002, and proceeds from sales of Crescent Resources, LLC’s (Crescent) assets which are considered operating activities

The sale of other assets and businesses for approximately $1,110 million in proceeds plus the assumption of $70 million of debt by the buyers for 2003 resulted in net losses of $115 million recorded in (Losses) Gains on Sales of Other Assets, net on the Consolidated Statements of Operations, and gains of $279 million recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2003 (other than discontinued operations as presented in Note 11, and sales which were recorded as purchase price adjustments to the Westcoast acquisition as indicated above) are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets and businesses totaled $610 million in proceeds, and the assumption of $70 million of debt by the buyers. Those sales resulted in gains of $90 million which were recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations, and gains of $7 million which were recorded in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included the sale of its remaining limited partnership interests in Northern Border Partners L.P.; the sale of its investments in the Alliance Pipeline and the associated Aux Sable natural gas liquids plant, Foothills Pipe Lines Ltd., and Vector Pipeline; the sale of Pacific Northern Gas Ltd.; and the sale of two office buildings.

•	Field Services sales of assets totaled $141 million in proceeds. Those sales resulted in gains of $11 million which were recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales included Field Services’ Class B units of TEPPCO Partners, L.P.

•	Duke Energy North America’s (DENA) asset sales totaled $372 million in proceeds. The sale of DENA’s 50% ownership interest in Duke/UAE Ref-Fuel resulted in a gain of $178 million, which

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

was recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Impairment charges and net losses on sales, primarily related to the sale of Duke Energy Trading and Marketing, LLC (DETM) contracts, resulted in a net loss of $124 million, which was recorded in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairment charges and losses on the DETM contracts resulted from DENA’s decision to wind-down DETM’s operations. As a result, DENA and its partner are executing a reduction of DETM business in scope and scale and soliciting interest from selected parties for a significant portion of DETM’s contract portfolio. The ultimate financial impact to DENA of the reduction in the scope and sale of DETM and related liquidation of its contract portfolio cannot be reasonably estimated. However, it is possible that DENA will incur additional losses as a result of liquidating the DETM contracts.

The sale of other assets and businesses for approximately $150 million in gross proceeds for 2002 resulted in gains of $32 million recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2002 are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets totaled $81 million in proceeds. Those sales resulted in gains of $32 million, which were included in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales included a portion of Natural Gas Transmission’s limited partnership interests in Northern Border Partners L.P.

•	Other Operations’ sales of assets and businesses totaled $69 million in proceeds with net gains and losses of zero. Significant sales included portions of the Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) businesses.

3. Business Segments

Duke Capital operates the following business units, Natural Gas Transmission, Field Services, DENA, International Energy and Other Operations. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit, except for Other Operations, have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Capital business units are considered reportable segments under SFAS No. 131, except for Other Operations, which is related to other business activities and operating segments that are not reportable.

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the East Coast and Southern U.S., the Pacific Northwest, and in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and gas transportation and processing services to customers in Western Canada. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy Gas Transmission Corporation’s natural gas transmission and storage operations in the U.S. are subject to the Federal Energy Regulatory Commission’s (FERC’s), the Texas Railroad Commission’s, and the U.S. Department of Transportation’s rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the rules and regulations of the National Energy Board (NEB) or the Ontario Energy Board (OEB).

Field Services gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and produces, transports, trades and markets, and stores natural gas liquids. It conducts operations primarily through DEFS, which is approximately 30% owned by ConocoPhillips and approximately 70% owned by Duke Energy. Field Services gathers natural gas from production wellheads in Western Canada and 10 states in the U.S. Those systems serve major natural gas-producing regions in the Western Canadian Sedimentary Basin,

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Rocky Mountain, Permian Basin, Mid-Continent and East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas.

DENA operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power around its generation assets and contractual positions. DENA conducts business throughout the U.S. and Canada generally through Duke Energy North America, LLC and DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. In 2003, Duke Capital discontinued the proprietary trading business at DENA, commenced actions to unwind DETM, and announced its intent to reduce its investment in merchant power generation facilities by selling its facilities in the Southeast U.S. and reducing its interests in partially constructed facilities in the Western U.S.

International Energy develops, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC and its activities target power generation in Latin America. During 2003, International Energy began the process to discontinue proprietary trading, and is in the process of exiting its European and Australian operations.

Beginning in 2003, the business segments formerly known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations. Other Operations is composed of diverse businesses, operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke/Fluor Daniel (D/FD). Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings primarily in the Southeastern and Southwestern U.S. DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. During 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Other Operations also included Energy Delivery Services Inc., an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale on December 31, 2003. Additionally, Duke Capital Partners, LLC (DCP), a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been included as part of Other Operations but is now classified as discontinued operations.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in Note 1. Management evaluates segment performance primarily based on income from continuing operations before interest and taxes (EBIT) after deducting minority interest expense related to those profits.

Consolidated EBIT is viewed as a non-GAAP measure under the rules of the SEC. Duke Capital includes consolidated EBIT in its disclosures because it is one of the measures used by management to evaluate total company and segment performance for continuing operations. On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Capital. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances, and third-party interest income on those balances, are generally excluded from the segments’ EBIT. Management considers segment EBIT to be a

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Capital’s ownership interest in operations without regard to financing methods or capital structures.

On a consolidated basis, EBIT is also used as a performance measure and represents the combination of operating income, and other income and expenses as presented on the Consolidated Statements of Operations. The use of EBIT on a consolidated basis follows its use for assessing segment performance, and is consistent with the approach used by its parent, Duke Energy.

Components of EBIT and Reconciliation of Operating (Loss) Income to Net (Loss) Income

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating (loss) income	$(1,805)	$1,451	$2,868
Other income and expenses(a)	498	365	237

EBIT	(1,307)	1,816	3,105
Interest expense	1,070	861	536
Minority interest expense	42	72	283

(Loss) earnings from continuing operations before income taxes	(2,419)	883	2,286
Income tax (benefit) expense from continuing operations	(918)	281	852

(Loss) income from continuing operations	(1,501)	602	1,434
Loss from discontinued operations, net of tax	(164)	(281)	(15)

(Loss) income before cumulative effect of change in accounting principle	(1,665)	321	1,419
Cumulative effect of change in accounting principle, net of tax and minority interest	(133)	—	(69)

Net (loss) income	$(1,798)	$321	$1,350

(a)	Includes gains on sale of equity investments

EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Capital’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Transactions between reportable segments are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements. The “Other” line item primarily includes certain unallocated corporate costs, and the elimination of intercompany profits. The table also provides information on segment assets, net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2003
Natural Gas Transmission	$2,942	$255	$3,197	$1,317	$393	$766	$16,384
Field Services	8,027	753	8,780	192	303	211	6,417
Duke Energy North America	4,144	177	4,321	(3,341)	251	277	9,702
International Energy	597	—	597	210	57	71	4,550

Total reportable segments	15,710	1,185	16,895	(1,622)	1,004	1,325	37,053
Other Operations	783	5	788	206	29	307	1,894
Other	25	85	110	6	19	87	1,737
Eliminations, reclassifications and minority interests	—	(1,275)	(1,275)	65	—	—	(579)
Third-party interest income	—	—	—	14	—	—	—
Foreign currency remeasurement gain	—	—	—	24	—	—	—

Total consolidated	$16,518	$—	$16,518	$(1,307)	$1,052	$1,719	$40,105

Year Ended December 31, 2002
Natural Gas Transmission	$2,200	$264	$2,464	$1,161	$324	$2,878	$15,189
Field Services	4,920	1,137	6,057	148	290	309	6,992
Duke Energy North America	2,713	(1,161)	1,552	169	190	2,013	14,009
International Energy	742	1	743	102	54	412	5,804

Total reportable segments	10,575	241	10,816	1,580	858	5,612	41,994
Other Operations	715	57	772	281	27	460	2,316
Other	—	—	—	(175)	12	(23)	2,042
Eliminations, reclassifications and minority interests	122	(298)	(176)	42	—	—	(1,246)
Third-party interest income	—	—	—	77	—	—	—
Foreign currency remeasurement gain	—	—	—	11	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(77)	—

Total consolidated	$11,412	$—	$11,412	$1,816	$897	$5,972	$45,106

Year Ended December 31, 2001
Natural Gas Transmission	$922	$138	$1,060	$607	$141	$748	$5,047
Field Services	6,812	1,620	8,432	335	275	587	7,277
Duke Energy North America	4,505	(1,491)	3,014	1,487	103	3,213	14,107
International Energy	669	15	684	236	62	442	5,115

Total reportable segments	12,908	282	13,190	2,665	581	4,990	31,546
Other Operations	1,013	129	1,142	170	61	786	2,071
Other	—	108	108	(25)	30	93	2,754
Eliminations, reclassifications and minority interests	—	(519)	(519)	231	—	—	(1,164)
Third-party interest income	—	—	—	61	—	—	—
Foreign currency remeasurement gain	—	—	—	3	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(17)	—

Total consolidated	$13,921	$—	$13,921	$3,105	$672	$5,852	$35,207

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2003
Consolidated revenues	$10,981	$4,854	$556	$127	$16,518
Consolidated long-lived assets	20,266	9,272	2,449	1,589	33,576
2002
Consolidated revenues	$9,359	$1,308	$674	$71	$11,412
Consolidated long-lived assets	24,610	7,895	2,118	2,234	36,857
2001
Consolidated revenues	$11,643	$1,771	$197	$310	$13,921
Consolidated long-lived assets	21,988	516	2,573	1,594	26,671

4. Regulatory Matters

Regulatory Assets and Liabilities.    Duke Capital’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (See Note 1.)

Duke Capital’s Regulatory Assets and Liabilities

	December 31,
Assets (Liabilities)	2003	2002
	(in millions)
Net regulatory asset related to income taxes(a)	$771	$554
Deferred debt expense(a)	21	24
Project costs(a)	17	20
Environmental cleanup costs(a)	8	10
Vacation accrual(a)	8	—
Asset retirement obligation costs(a)	2	—
Gas purchase costs(c)	(28)	44
Removal costs(b)	(17)	—

(a)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets
(b)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets
(c)	Included in Accounts Payable and Receivables on the Consolidated Balance Sheets

Duke Capital periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost, and write-off their associated regulatory assets and liabilities.

Natural Gas Transmission.    Rate Related Information.    The British Columbia Pipeline System (BC Pipeline) and the field services business in western Canada have recorded approximately $543 million of regulatory assets related to deferred income tax liabilities. Under the current NEB-authorized rate structure, income tax costs are recovered in rates based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that the transportation and field services’ rates will be

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.

When evaluating the recoverability of the BC Pipeline and the field services’ regulatory assets, management takes into consideration the NEB regulatory environment, natural gas reserve estimates for reserves located, or expected to be located, near these assets, the ability to remain competitive in the markets served, and projected demand growth estimates for the areas served by BC Pipeline and the field services business. Based on current evaluation of these factors, management believes that recovery of these tax costs is probable over the periods described above.

On December 1, 2003, BC Pipeline filed an application with the NEB for an order approving cost of service based tolls for 2004. It is not possible to predict at this time what the final result of those applications, including the impact on tolls and rates, will be.

Union Gas Limited (Union Gas) has rates that are approved by the OEB. Rates for the sale of gas are adjusted quarterly to reflect updated commodity price forecasts. The difference between the approved and the actual cost of gas incurred in the current period is deferred for future recovery from or return to customers, subject to approval by the OEB. These differences are directly flowed through to customers and, therefore, no rate of return is earned on the related deferred balances. The OEB’s review and approval of these gas purchase costs primarily considers the prudence of the costs incurred.

The process for OEB approval of Union Gas’ rates for 2004 is currently underway, with an OEB decision expected during the first quarter of 2004.

During 2002, Union Gas applied to the OEB for a change to the formula used to set the return on equity (ROE). In September 2003, the OEB consolidated this application with a similar application brought by Enbridge Gas Distribution. The proposed methodology had the effect of increasing the ROE awarded to Union Gas. In January 2004, the OEB issued its decision which reaffirmed the existing formula.

The OEB has proposed changes to the implementation dates for the Gas Distribution Access Rule (GDAR). GDAR provides the means by which gas vendors access gas distribution systems in Ontario. A March 2004 compliance deadline established by the OEB is expected to be extended to February 1, 2005. Union Gas has been granted leave to appeal the vendor consolidated billing provisions of GDAR by the Court of Appeal for Ontario.

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

Management believes that the effects of these matters will have no material adverse effect on Duke Capital’s future consolidated results of operations, cash flows or financial position.

Notices of Proposed Rulemaking (NOPR).     NOPR on Standards of Conduct. In November 2003, the FERC issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines previously subject to differing standards. There remain two key issues regarding which Duke Capital has filed a formal request for clarification and rehearing with the FERC. The issues concern the Order’s (i) restriction on

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

how companies and their affiliates interact and share information, including corporate governance information, and (ii) expansion of coverage to affiliated gatherers, processors, and intrastate pipelines. A response to the request is anticipated in the second quarter of 2004. Full compliance with Order 2004 is required by June 1, 2004.

NOPR on Amendments to Blanket Sales Certificates and Order Proposing to Amend Market-Based Tariffs and Authorizations.    In November 2003, the FERC issued two separate orders which condition market-based rate and blanket certificate authority on compliance with market behavior rules and codes of conduct addressing market manipulation, price reporting and record retention. Violation of the new conditions could result in disgorgement of unjust profits or suspension or revocation of a company’s tariff or certificate. Duke Capital does not anticipate any significant financial impacts resulting from compliance with these new rules.

Final Rule on Cash Management Practices.    In October 2003, the FERC issued a Final Rule implementing documentation and reporting requirements for FERC-regulated entities that participate in cash management programs. Management expects the Final Rule to have no material adverse effect on the consolidated results of operations, cash flows or financial position.

5. Income Taxes

The following details the components of income tax (benefit) expense from continuing operations:

Income Tax (Benefit) Expense from Continuing Operations

	For the Years Ended December 31,
	2003		2002	2001
	(in millions)
Current income taxes
Federal	$(287)		$(197)	$496
State	(83)		(7)	61
Foreign	130		18	28

Total current income taxes	(240)		(186)	585

Deferred income taxes
Federal	(641)		398	221
State	(4)		21	13
Foreign	(33)		48	33

Total deferred income taxes	(678)		467	267

Total income tax (benefit) expense from continuing operations	$(918	)(a)	$281	$852	(b)

(a)	Excludes $78 million of deferred federal, state and foreign tax benefits related to the cumulative effect of change in accounting principle recorded net of tax.
(b)	Excludes $42 million of deferred federal and state tax benefits related to the cumulative effect of change in accounting principle recorded net of tax.

The taxes recorded for discontinued operations are excluded from the continuing operations section above. They are presented as a separate column in Note 11.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

(Loss) Earnings From Continuing Operations Before Income Taxes

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Domestic	$(2,721)	$587	$2,067
Foreign	302	296	219

Total (loss) income	$(2,419)	$883	$2,286

Income Tax (Benefit) Expense from Continuing Operations Reconciliation to Statutory Rate

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Income tax (benefit) expense, computed at the statutory rate of 35%	$(847)	$306	$800
State income tax, net of federal income tax effect	(57)	9	48
Tax differential on foreign earnings	(9)	(38)	(16)
Other items, net	(5)	4	20

Total income tax (benefit) expense from continuing operations	$(918)	$281	$852

Effective tax rate	37.9%	31.8%	37.3%

Net Deferred Income Tax Liability Components

	December 31,
	2003	2002
	(in millions)
Deferred credits and other liabilities	$486	$736
Other	26	101

Total deferred income tax assets	512	837
Valuation allowance	(39)	(41)

Net deferred income tax assets	473	796

Investments and other assets	(681)	(950)
Accelerated depreciation rates	(1,038)	(2,187)
Regulatory assets and deferred debits	(855)	(560)

Total deferred income tax liabilities	(2,574)	(3,697)

Total net deferred income tax liabilities	$(2,101)	$(2,901)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2003	2002
	(in millions)
Current deferred tax assets, included in other current assets	$62	$59
Non-current deferred tax assets, included in other investments and other assets	197	296
Non-current deferred tax liabilities	(2,360)	(3,256)

Total net deferred income tax liabilities	$(2,101)	$(2,901)

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Valuation allowances have been established for certain foreign net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. The net change in the total valuation allowance is included in “Tax differential on foreign earnings” of the Reconciliation to Statutory Rate.

Deferred income taxes have not been provided on certain undistributed earnings of Duke Capital’s foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2003, on which Duke Capital has not provided deferred income taxes, is approximately $630 million. During 2003 Duke Capital utilized certain losses that relate to the foreign currency adjustment in the amount of $114 million.

6. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143 which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Asset retirement obligations at Duke Capital relate primarily to the retirement of certain gathering pipelines and processing facilities, the retirement of some gas-fired power plants, obligations related to right-of-way agreements and contractual leases for land use.

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

In accordance with SFAS No. 143, Duke Capital identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable. These assets included on-shore and some off-shore pipelines, certain processing plants and distribution facilities and some gas-fired power plants. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

Upon the adoption of SFAS No. 143, Duke Capital’s regulated natural gas operations classified removal costs for property that does not have an associated legal retirement obligation as a regulatory liability in accordance with regulatory treatment. The total amount of removal cost included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $17 million as of December 31, 2003. The total amount of removal costs included as a liability in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $21 million as of December 31, 2002.

SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and was adopted by Duke Capital on January 1, 2003. As of January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in total assets of $43 million, consisting primarily of an increase in net property, plant and equipment. Liabilities increased by $53 million, primarily representing the establishment of an asset retirement obligation liability of $69 million, reduced by the amount that was already recorded for a cost of removal. A net-of-tax cumulative effect of a change in accounting principle adjustment of $10 million was recorded in the first quarter of 2003 as a reduction in earnings.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The following table shows the asset retirement obligation liability as though SFAS No. 143 had been in effect for the three prior years.

Pro forma Asset Retirement Obligation Liability
(in millions)
January 1, 2001	$37
December 31, 2001	46
December 31, 2002	69

The pro forma net income effects of adopting SFAS No. 143 are not shown due to their immaterial impact.

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability for the Year Ended December 31, 2003
(in millions)
Balance as of January 1, 2003	$69
Liabilities settled	(2)
Accretion expense	5
Revisions in estimated cash flows	(2)
Foreign currency adjustment	6

Balance as of December 31, 2003	$76

7. Risk Management and Hedging Activities, Credit Risk, and Financial Instruments

Duke Capital is exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of its ownership of energy related assets, interests in structured contracts and remaining proprietary trading activities. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Capital is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. Duke Capital employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, swaps, options and swaptions.

Duke Capital’s Derivative Portfolio Carrying Value as of December 31, 2003
Asset/(Liability)	Maturity in 2004	Maturity in 2005	Maturity in 2006	Maturity in 2007 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$156	$26	$105	$152	$439
Trading	151	22	28	(16)	185
Undesignated	(20)	1	(45)	(156)	(220)

Total	$287	$49	$88	$(20)	$404

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for Unrealized Gains and Losses on Mark-to-Market and Hedging Transactions on Duke Capital’s Consolidated Balance Sheets. All amounts in the table represent fair value except that certain hedging amounts include assets related to the application of the normal purchases and normal sales exception for electricity contracts of $267

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

million as of December 31, 2003. Duke Capital began applying the normal purchases and normal sales exception of DIG Issue C15 for electricity contracts July 1, 2001. For those contracts that were previously designated as cash flow hedges, Duke Capital treated the change as a de-designation under SFAS No. 133, and the fair value of each qualifying contract on July 1, 2001 became the contract’s net carrying amount. The contract’s net carrying amount will reduce upon settlement of the associated contracts.

Commodity Cash Flow Hedges.    Some Duke Capital subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Capital uses commodity instruments, such as swaps, futures, forwards and options, as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Capital is hedging exposures to the price variability of these commodities for a maximum of 18 years.

The ineffective portion of commodity cash flow hedges resulted in a gain of $4 million in 2003 and a loss of $8 million in 2002, net of taxes. The amount recognized for transactions that no longer qualified as cash flow hedges was a gain of $187 million, net of tax, in 2003 and was less than $1 million, net of tax, in 2002. The 2003 disqualified cash flow hedges were primarily associated with gas hedges of impaired DENA plants.

As of December 31, 2003, $89 million of after-tax deferred net gains on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in a separate component of stockholder’s equity, in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Commodity Fair Value Hedges.    Some Duke Capital subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Capital actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. For 2003 and 2002, the ineffective portion of commodity fair value hedges was not material. The amount recognized for transactions that no longer qualified as hedged firm commitments was a loss of $367 million, net of tax, in 2003 and was immaterial in 2002. The 2003 disqualified fair value hedges were associated with power hedges of impaired DENA plants.

Normal Purchases and Normal Sales Exception.    Duke Capital has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by DIG Issue C15, to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate to the delivery of electricity over the next 12 years, are not included in the table above.

Interest Rate (Fair Value or Cash Flow) Hedges.    Changes in interest rates expose Duke Capital to risk as a result of its issuance of variable-rate debt and commercial paper. Duke Capital manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Capital’s existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2003 and 2002.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Gains and losses deferred in anticipation of planned financing transactions on interest rate swap derivatives are included in AOCI and amortized over the life of the underlying debt once issued. These deferred gains and losses were not material in 2003 or 2002.

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges.    Duke Capital is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Capital may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. At December 31, 2003, $113 million of net losses were included in the cumulative translation adjustment for hedges of net investments in foreign operations. At December 31, 2002, a $4 million net loss was included in the cumulative translation adjustment for hedges of net investments in foreign operations. To monitor its currency exchange rate risks, Duke Capital uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

Other Derivative Contracts.    Trading.    Duke Capital is exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. During 2003, Duke Capital discontinued proprietary trading and therefore the fair value of trading contracts as of December 31, 2003 relates to contracts entered into prior to the announced discontinuation of proprietary trading activities. Duke Capital’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

Changes in Fair Value of Duke Energy’s Trading Contracts During 2003
(in millions)
Fair value of contracts outstanding at the beginning of the year	$488
Amounts reclassified to cumulative effect of change in accounting principle and re-characterized as undesignated as discussed below(a)	(245)
Contracts realized or otherwise settled during the year	(35)
Net premiums received for new option contracts during the period	(13)
Other changes in fair values	(10)

Fair value of contracts outstanding at the end of the year	$185

(a)	Amount represents $251 million in fair value of energy-related (non-derivative) contracts as of January 1, 2003 which were charged to cumulative effect of change in accounting principle on the Consolidated Statements of Operations. This is partially off-set by $6 million in identified contracts re-characterized as undesignated as a result of implementing the remaining provisions of EITF Issue No. 02-03.

Fair Value of Duke Capital’s Trading Contracts as of December 31, 2003
Asset/(Liability) Sources of Fair Value	Maturity in 2004	Maturity in 2005	Maturity in 2006	Maturity in 2007 and thereafter	Total Fair Value
	(in millions)
Prices supported by quoted market prices and other external sources	$160	$—	$24	$(21)	$163
Prices based on models and other valuation methods	(9)	22	4	5	22

Total	$151	$22	$28	$(16)	$185

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The “prices supported by quoted market prices and other external sources” category includes Duke Capital’s New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 54 months. In addition, this category includes Duke Capital’s forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. On average, OTC quotes for natural gas and power forwards and swaps extend 42 and 48 months into the future, respectively. OTC quotes for natural gas and power options extend 12 months into the future, on average. Duke Capital values these positions using internally developed forward market price curves that are constantly updated to conform with OTC broker quotes. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

The “prices based on models and other valuation methods” category includes (i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. In certain instances structured transactions can be decomposed and modeled by Duke Capital as simple forwards and options based on actively quoted prices. Although the valuation of the individual simple structures may be based on quoted market prices, the effective model price for any given period is a combination of prices from two or more different instruments and such transactions therefore are included in this category due to its complex nature. As a result of the adoption of EITF Issue No. 02-03 in January 2003, all of the contracts in the “prices based on models and other valuation methods” category as of December 31, 2003 are derivatives as defined by SFAS No. 133.

Proprietary trading exposes Duke Capital to a variety of market risks. Validation of a contract’s fair value is performed by the Risk Management Group, an internal group independent of Duke Capital’s trading areas. While Duke Capital uses common industry practices to develop its valuation techniques, changes in Duke Capital’s pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Undesignated. In addition, Duke Capital uses derivative contracts to manage the market risk exposures that arise from energy supply, structured origination, marketing, risk management, and commercial optimization services to large energy customers, energy aggregators and other wholesale companies, and to manage interest rate and foreign currency exposures.

Credit Risk.    Duke Capital’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. Duke Capital has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Capital’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Capital analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Capital’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Capital frequently uses master collateral agreements to mitigate certain credit exposures, primarily in its trading and marketing and risk management operations. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Capital may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Capital’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Capital and its affiliates.

The change in market value of NYMEX-traded futures and options contracts requires daily cash settlement in margin accounts with brokers.

Duke Capital’s claims made in the Enron Corporation (Enron) bankruptcy case exceeded its non-collateralized accounting exposure. Bankruptcy claims that exceed this amount primarily relate to termination and settlement rights under normal purchases and normal sales contracts where Enron was the counterparty.

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Capital has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Capital affiliate, Companhia de Geracao de Energia Electrica Paranapanema (Paranapanema), and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company approximately 100% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Capital’s predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period.

Duke Capital also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments.    The fair value of financial instruments not currently carried at market value is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2003 and 2002, are not necessarily indicative of the amounts Duke Capital could have realized in current markets.

Financial Instruments
	2003		2002
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$14,844	$16,340	$16,851	$17,767
Guaranteed preferred beneficial interests in subordinated notes of Duke Capital	—	—	825	864

(a)	Includes current maturities

The fair value of cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

8. Goodwill

Duke Capital evaluates the impairment of goodwill under the guidance of SFAS No. 142. As a result of the annual impairment tests required by SFAS No. 142, Duke Capital recorded a $254 million goodwill impairment

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

charge in the third quarter 2003 to write off all DENA goodwill, most of which related to DENA’s trading and marketing business. This impairment charge reflects the reduction in scope and scale of DETM’s business and the continued deterioration of market conditions affecting DENA during 2003. Duke Capital used a discounted cash flow analysis to determine fair value. Key assumptions in the analysis included the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, Duke Capital incorporated current market information, historical factors and fundamental analysis, and other factors into its forecasted commodity prices. This charge is recorded in the Consolidated Statements of Operations as Impairment of Goodwill.

In 2002, Duke Capital recorded a goodwill impairment charge of $194 million related to International Energy’s European trading and marketing business, a portion of which was sold in the fourth quarter of 2003. Significant changes in the European market and operating results adversely affected Duke Capital’s outlook for this reporting unit. The exit of key market participants and a tightening of credit requirements were the primary drivers of this revised outlook. The fair value of the European reporting unit was estimated using a discounted cash flow analysis, which included key assumptions including the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, Duke Capital incorporated current market information, historical factors and fundamental analysis, and other factors in determining estimated future cash flows. This charge is recorded in the Consolidated Statements of Operations in Discontinued Operations—Net Operating Loss, net of tax. See Note 11 for further information regarding the European reporting unit and its treatment as discontinued operations in the Consolidated Statements of Operations.

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2002	Acquired Goodwill	Impairments	Dispositions(c)	Other(a)	Balance December 31, 2003
	(in millions)
Natural Gas Transmission	$2,760	$—	$—	$(27)	$491	$3,224
Field Services	481	—	—	—	12	493
Duke Energy North America	100	—	(100)	—	—	—
International Energy	246	—	—	(5)	(3)	238
Other Operations	6	—	—	—	1	7
Other(b)	154	—	(154)	—	—	—

Total consolidated	$3,747	$—	$(254)	$(32)	$501	$3,962

	Balance December 31, 2001	Acquired Goodwill	Impairments	Dispositions	Other(a)	Balance December 31, 2002
Natural Gas Transmission	$481	$2,279	$—	$—	$—	$2,760
Field Services	571	—	—	—	(90)	481
Duke Energy North America	91	—	—	—	9	100
International Energy	427	18	(194)	—	(5)	246
Other Operations	6	—	—	—	—	6
Other(b)	154	—	—	—	—	154

Total consolidated	$1,730	$2,297	$(194)	$—	$(86)	$3,747

(a)	Amounts consist primarily of foreign currency translation and purchase price adjustments to prior year acquisitions.
(b)	Amount represents corporate goodwill that is allocated to DENA for the purpose of impairment testing pursuant to SFAS No. 142. As a result, the impairment charge in 2003 was recorded in the DENA segment.
(c)	Amounts were included in the disposal of a portion of a reporting unit within Natural Gas Transmission and International Energy.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The following table shows what net income would have been if amortization (including any related tax effects) related to goodwill that is no longer being amortized (effective January 1, 2002) had been excluded from the year ended December 31, 2001.

For the year ended December 31, 2001
(in millions)
Net Income
Reported net income	$1,350
Add back: Goodwill amortization, net of tax	70

Adjusted net income	$1,420

9. Investment in Unconsolidated Affiliates

Investments in domestic and international affiliates that are not controlled by Duke Capital, but over which it has significant influence, are accounted for using the equity method. Duke Capital received distributions of $263 million in 2003, $369 million in 2002 and $158 million in 2001 from those investments. Duke Capital’s share of net income from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates. (See Note 2 for 2003 dispositions.)

As of December 31, 2003 investment in affiliates were carried at approximately $66 million less than the amount of underlying equity in net assets (5% of total investment in affiliates as of December 31, 2003). This amount is related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets and the amounts are being amortized into income over the life of the underlying related long-lived assets.

As of December 31, 2002 investment in affiliates were carried at approximately $330 million less than the amount of underlying equity in net assets (16% of total investment in affiliates as of December 31, 2002). Approximately $146 million related to recording investments acquired as part of the Westcoast acquisition at fair value. These assets were sold in 2003. Approximately $161 million related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets, and the amounts are being amortized into income over the life of the underlying related long-lived assets.

Natural Gas Transmission.    As of December 31, 2003 investments primarily included a 50% interest in Gulfstream Natural Gas System, LLC (Gulfstream). Gulfstream is an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida. Although Duke Capital owns a significant portion of Gulfstream, it is not consolidated as Duke Capital does not hold a majority of voting control.

Field Services.    As of December 31, 2003 investments primarily included a 33% interest in Discovery Producer, LLC, a natural gas gathering and processing system that includes a pipeline in the Gulf of Mexico and natural gas processing and fractionation facilities in Louisiana.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Duke Energy North America.    As of December 31, 2003 investments primarily included a 50% interest in Southwest Power Partners, LLC. Southwest Power Partners, LLC is a gas-fired combined-cycle facility in Arizona that serves markets in Arizona, Nevada and California. Although Duke Capital owns a significant portion of this investment, it is not consolidated as it does not hold a majority of voting control.

International Energy.    As of December 31, 2003 significant investments included a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

Other Operations.    As of December 31, 2003 investments included participation in various construction and support activities for fossil-fueled generating plants through D/FD and various real estate development projects through Crescent.

Investment in Unconsolidated Affiliates

	As of:
	December 31, 2003			December 31, 2002
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$787	$5	$792	$1,044	$191	$1,235
Field Services	194	—	194	239	—	239
Duke Energy North America	139	39	178	296	43	339
International Energy	—	147	147	—	122	122
Other Operations	49	6	55	77	5	82
Other	14	—	14	6	—	6

Total	$1,183	$197	$1,380	$1,662	$361	$2,023

Equity in Earnings of Unconsolidated Affiliates

	For the years ended:
	December 31, 2003			December 31, 2002			December 31, 2001
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$19	$8	$27	$87	$19	$106	$38	$7	$45
Field Services	56	—	56	60	—	60	45	—	45
Duke Energy North America	22	(2)	20	39	5	44	54	—	54
International Energy	—	27	27	—	63	63	—	35	35
Other Operations	54	2	56	108	(1)	107	51	—	51
Other(a)	(63)	—	(63)	(162)	—	(162)	(47)	—	(47)

Total	$88	$35	$123	$132	$86	$218	$141	$42	$183

(a)	Includes equity investments at the corporate level and the elimination of 50% of the profit earned by D/FD on construction projects with DENA and Duke Power. D/FD is included in Other Operations investments in affiliates and is 50% owned by Duke Capital. (See Note 18)

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2003	2002
	(in millions)
Balance Sheet
Current assets	$1,552	$2,233
Noncurrent assets	8,435	14,865
Current liabilities	(979)	(1,711)
Noncurrent liabilities	(4,062)	(8,665)

Net assets	$4,946	$6,722

	For the Years Ended December 31,
	2003	2002	2001
Income Statement
Operating revenues	$6,253	$6,072	$5,177
Operating expenses	5,526	5,094	4,525
Net income	550	830	475

10. Impairment and Other Related Charges

Impairment and Other Related Charges	For the Years Ended December 31,
	2003	2002
	(in millions)
Duke Energy North America	$2,903	$207
Field Services	—	78
International Energy	—	75
Other	50	4

Total impairment and other related charges	$2,953	$364

Duke Capital did not have any impairment and other related charges for 2001.

Duke Energy North America.    During the past two years, the merchant energy industry in the U.S. suffered from oversupply of merchant generation, low commodity pricing and volatility, and a steep decline in trading and marketing activity. These market conditions are expected to continue for several years. As a result of these market conditions, Duke Capital made decisions in 2003 and 2002 that caused Duke Capital to evaluate the carrying values of certain long-lived assets at DENA.

In the fourth quarter of 2003, Duke Capital decided to exit the merchant power generation business in the Southeastern U.S. and intends to sell DENA’s eight plants in this region. The carrying value of these assets exceeded the fair value, resulting in an impairment charge in 2003. The fair value of the Southeastern U.S. power generation assets was estimated primarily based on third party comparable sales, analysis from outside advisors and information available from efforts to sell certain of these assets.

Also in the fourth quarter of 2003, Duke Capital decided not to fund completion of construction of three DENA merchant power plants located in Washington, Nevada and New Mexico (the deferred plants). Duke Capital intends to either sell the deferred plants “as is,” complete construction of the plants in conjunction with a partner, or identify an alternative use for the facilities. The carrying value of these assets exceeded the fair value,

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

resulting in an impairment charge in 2003. The fair value of the deferred plants was estimated based primarily on analysis from outside advisors and information available from efforts to sell certain of these assets.

During 2003, Duke Capital agreed to sell a power generation plant in Maine and classified the asset as held for sale. The carrying value exceeded the negotiated sales price for the plant so an impairment charge was recorded in 2003. Subsequently, the anticipated transaction did not occur, and management decided not to sell the plant, thus removing the asset from held for sale.

Duke Capital recorded additional impairment charges in 2003, primarily associated with a change in the expected dispatch of a plant in California and a plan to sell an investment in an unconsolidated affiliate. Fair value of these assets was estimated based primarily on discounted cash flow analysis.

Certain forward power contracts related to the power generation assets in the Southeastern U.S. and the deferred plants had been primarily designated as normal purchases and sales in accordance with SFAS No. 133. In addition, certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges.

As a result of these decisions, Duke Capital recorded impairment charges in 2003 of $2,903 million, primarily related to electric generation plants which are classified as Property, Plant and Equipment on the Consolidated Balance Sheets and to mark the derivative contracts to market value and reclassify the hedge amounts previously included in AOCI in accordance with SFAS No. 133.

The 2002 impairment and other related charges included a partial impairment of uninstalled turbines and the termination of other turbines on order. Additionally, charges were recorded in 2002 to impair one of DENA’s merchant power facilities, and write-off site development costs in California and an abandoned information technology system. These impairments were primarily related to electric generation plants which are classified as Property, Plant and Equipment on the Consolidated Balance Sheets. Fair value of these assets was estimated based on comparable sales or discounted cash flow analysis.

Field Services.    The 2002 charges were primarily to write-off inventory and other current assets to their net realizable value.

International Energy.    The 2002 charges were to write-off site development costs in Brazil and Bolivia, and to partially impair uninstalled turbines.

Other.    The 2003 charges were due primarily to the abandonment of a corporate risk management information system, primarily due to DENA exiting the proprietary trading business and the reduction of scope and scale of DETM’s business.

11. Assets Held for Sale and Discontinued Operations

During 2003, Duke Capital began activities to sell certain long-lived assets or businesses, which are classified as Assets Held for Sale on the Consolidated Balance Sheets as of December 31, 2003 in accordance with SFAS No. 144.

As a result of the continued decline in the merchant energy industry, during 2003 Duke Capital decided to sell certain turbines and related equipment owned by DENA. In connection with the sales plan, a loss of $66

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

million was recorded, which represents the excess of the carrying value over the estimated fair value of the turbines and related equipment, less estimated costs to sell, and was included in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Fair value of the turbines was based primarily on comparable third party sales. (See Note 22.)

In order to eliminate exposure to international markets outside of Latin America and Canada, in 2003 Duke Capital decided to pursue a possible sale or initial public offering of International Energy’s Asia-Pacific power generation and natural gas transmission business. This business is expected to be sold or spun-off within twelve months. As a result of this decision, International Energy recorded a pre-tax loss, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. Fair value of the business was estimated based primarily on comparable third party sales and analysis from outside advisors. This loss was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

Additionally in 2003, International Energy restructured and began exiting its operations in Europe. This business is expected to be sold or the contracts matured over the next twelve months. Also in 2003, International Energy sold its Dutch gas marketing business for $84 million and sold a power generation plant in France for $79 million. Duke Capital recorded a pre-tax net gain on these sales, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. An income tax benefit was recorded in 2003, primarily associated with the goodwill impairment recognized in 2002 for the gas marketing business in Europe, the 2003 sale of that business and certain other exit costs. This tax benefit was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

During 2003, Duke Capital decided to exit the merchant finance business conducted by DCP. As a result, Duke Capital recorded a pre-tax loss, which represents the excess of the carrying value of the notes receivable over the fair value, less costs to sell. Fair value of the notes receivable was estimated based primarily on discounted cash flow analysis. The loss was included in Discontinued Operations—Net Loss on Dispositions, in the Consolidated Statements of Operations. Duke Capital expects that the remaining notes receivable portfolio will either mature or be sold within twelve months.

Crescent routinely develops real estate projects and operates those facilities until they are substantially leased and a sales agreement is finalized. If a project has distinguishable operations and cash flows and Crescent does not retain any continuing involvement in the project after it is sold and cash flows of the sold projects have been eliminated from Crescent’s ongoing operations, SFAS No. 144 requires these real estate projects be classified as discontinued operations. During 2003, Crescent sold three retail centers and one apartment complex, all located in Florida, for a total sales price of approximately $77 million. The pre-tax gain on these sales was included in Discontinued Operations—Net Loss on Dispositions, in the Consolidated Statements of Operations.

Negotiations for dispositions or transfers of some of these assets are at various stages with prospective buyers. In the event that Duke Capital agrees to dispose of assets at prices less than their December 31, 2003 carrying value, additional losses would be recorded.

The following table presents the carrying amount as of December 31, 2003 of the major classes of assets and liabilities held for sale in the Consolidated Balance Sheets. These assets and liabilities are intended to be either disposed of or transferred in the sales transactions.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Summarized Balance Sheet Information for Assets Held for Sale

(in millions)
Current assets	$424
Investments and other assets	379
Property, plant and equipment, net	1,065

Total assets held for sale	1,868

Current liabilities	$651
Long-term debt	514
Deferred credits and other liabilities	223

Total liabilities associated with assets held for sale	$1,388

Additionally in 2003 Duke Capital initiated efforts to focus on its core energy business, exiting businesses not considered strategic. The following operations were discontinued and sold in 2003.

DEFS sold two packages of assets for a total sales price of $90 million. The gain on these sales was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. The assets sold consisted of various gas processing plants and gathering pipelines in Mississippi, Texas, Alabama, Louisiana and Oklahoma.

International Energy completed the sale of its 85.7% majority interest in P.T. Puncakjaya Power (PJP) in Indonesia for $78 million. The sale resulted in a reduction to Duke Capital’s consolidated indebtedness of $259 million. Duke Capital recorded a loss on the sale, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

Discontinued Operations
		Operating Loss			Loss on Disposition
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax
	(in millions)
Year Ended December 31, 2003
Field Services	$160	$3	$2	$1	$18	$7	$11
International Energy	740	(48)	(4)	(44)	(242)	(119)	(123)
Other Operations	27	(6)	(1)	(5)	(8)	(4)	(4)

Total consolidated	$927	$(51)	$(3)	$(48)	$(232)	$(116)	$(116)

Year Ended December 31, 2002
Field Services	$194	$(23)	$(9)	$(14)	$—	$—	$—
International Energy	128	(266)	7	(273)	—	—	—
Other Operations	34	10	4	6	—	—	—

Total consolidated	$356	$(279)	$2	$(281)	$—	$—	$—

Year Ended December 31, 2001
Field Services	$240	$—	$—	$—	$—	$—	$—
International Energy	107	(18)	(3)	(15)	—	—	—
Other Operations	18	—	—	—	—	—	—

Total consolidated	$365	$(18)	$(3)	$(15)	$—	$—	$—

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The 2002 discontinued operations pre-tax operating income (loss) for International Energy included a goodwill impairment loss of $194 million, which was not deductible for tax purposes until 2003 when the business was restructured.

12. Property, Plant and Equipment

	December 31,
	2003	2002
	(in millions)
Land	$842	$617
Plant
Electric generation(a)	6,234	7,339
Natural gas transmission and distribution	11,536	10,801
Gathering and processing facilities(a)	5,435	5,167
Other buildings and improvements	75	156
Equipment	597	461
Vehicles	102	121
Construction in process(b)	676	3,131
Other(a)	1,311	1,445

Total property, plant and equipment	26,808	29,238
Total accumulated depreciation(c)	(4,489)	(4,005)

Total net property, plant and equipment	$22,319	$25,233

(a)	Includes capitalized leases: $243 million for 2003 and $375 million for 2002.
(b)	Includes $49 million as of December 31, 2003 and $1,165 million as of December 31, 2002 related to DENA merchant plants for which construction has been deferred. The majority of deferred merchant plant costs were written down in 2003 due to impairment. (See Note 10 for additional information on impairment and other related charges.)
(c)	Includes accumulated amortization of capitalized leases: $62 million for 2003 and $115 million for 2002.

Capitalized interest impact of $77 million for 2003, $193 million for 2002 and $134 million for 2001 is included in the Consolidated Statements of Operations.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

13. Debt and Credit Facilities

Summary of Debt and Related Terms
	Weighted- Average Rate	Year Due	December 31,
			2003	2002
			(in millions)
Unsecured debt	7.1%	2004–2032	$12,082	$13,058
Secured debt	3.0%	2004–2019	2,044	2,654
Capital leases	9.0%	2005–2032	349	321
Trust preferred securities(a)	8.4%	2029	258	—
Other debt	2.1%	2004–2006	127	331
Commercial paper(b)	2.8%		12	1,148
Fair value hedge carrying value adjustment		2004–2030	50	82
Unamortized debt discount and premium, net			(26)	(60)

Total debt(c), (d)			14,896	17,534
Current maturities of long-term debt			(1,192)	(1,148)
Short-term notes payable and commercial paper(e)			(52)	(683)

Total long-term debt			$13,652	$15,703

(a)	Upon the implementation of SFAS No. 150, effective July 1, 2003, the trust preferred securities were reclassified to Long-term Debt from Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital Corporation. Additionally, upon the adoption of the provisions of FIN 46R as of December 31, 2003, Duke Capital’s remaining trust subsidiary that had issued the trust preferred securities was deconsolidated since Duke Capital was not the primary beneficiary of the trust subsidiary. This resulted in Duke Capital reflecting debt to an affiliate in the December 31, 2003 Long-term Debt balance.
(b)	Includes $500 million as of December 31, 2002 that was classified as Long-term Debt on the Consolidated Balance Sheets. As of December 31, 2003, there was no commercial paper classified as Long-term Debt on the Consolidated Balance Sheets. The weighted-average days to maturity were 6 days as of December 31, 2003 and 19 days as of December 31, 2002.
(c)	As of December 31, 2003, $437 million of debt was denominated in Brazilian reais with the principal indexed annually to Brazilian inflation and $3,673 million of debt was denominated in Canadian dollars. As of December 31, 2002, $675 million of debt was denominated in Australian dollars, $346 million of debt was denominated in Brazilian reais with the principal indexed annually to Brazilian inflation and $3,462 million of debt was denominated in Canadian dollars.
(d)	Excludes $883 million of long-term debt, notes payable and commercial paper denominated in Australian dollars related to International Energy’s Australian operations. As of December 31, 2003, International Energy’s Australian operations were classified as discontinued operations, and the debt associated with the Australian operations was reclassified to Current and Non-Current Liabilities Associated with Assets Held for Sale as the debt is intended to be transferred in the sale transaction and subsequently retired.
(e)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 2.3% as of December 31, 2003 and 3.0% as of December 31, 2002.

Floating Rate Debt.    Unsecured debt, secured debt and other debt included $1,745 million of floating-rate debt as of December 31, 2003, and $3,200 million as of December 31, 2002. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars, and Banker’s Acceptances for debt denominated in Canadian dollars. As of December 31, 2003, the average interest rate associated with floating-rate debt was 2.0%.

Convertible Debt.    As of December 31, 2003 and 2002, unsecured debt included $1,625 million of Equity Units. The Equity Units consist of senior notes of Duke Capital, and forward purchase contracts obligating the investors to purchase shares of Duke Energy’s common stock in 2004. The number of shares of common stock to be issued in 2004 will be based on the price of the common stock at the date of maturity of the forward purchase contract. Based upon the price of the common stock on December 31, 2003, the forward purchase contracts to be settled in May 2004 and November 2004 will result in the issuance of approximately 22.5 million shares of common stock and 18.7 million shares of common stock, respectively.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Secured Debt.    As of December 31, 2003, secured debt consisted of various project financings, including THOR Investors, LLC, Maritimes & Northeast Pipeline, LLC, Maritimes & Northeast Pipeline, LP and certain projects at Crescent. A portion of the assets, ownership interest and business contracts in these various projects are pledged as collateral.

Related Party Debt.    Other debt included $78 million related to a loan with D/FD as of December 31, 2003, and $282 million as of December 31, 2002. As part of the D/FD partnership agreement, excess cash has been loaned, without stated repayment terms, at current market rates to Duke Capital and Fluor Enterprises, Inc. The weighted-average rate of this loan was 1.52% as of December 31, 2003 and 2.50% as of December 31, 2002. During 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. The entire outstanding balance of the loan with D/FD has been classified as Current Maturities of Long-term Debt on the December 31, 2003 Consolidated Balance Sheet.

Additionally, upon the adoption of the provisions of FIN 46R as of December 31, 2003, as discussed in Note 1, Duke Capital’s remaining trust subsidiary that had issued trust preferred securities was deconsolidated since Duke Capital was not the primary beneficiary of the trust subsidiary. The deconsolidation of the remaining trust subsidiary resulted in Duke Capital reflecting debt to an affiliate of $258 million to the trust subsidiary in Long-term Debt on the December 31, 2003 Consolidated Balance Sheet. As of December 31, 2003, the debt to the affiliate consisted of $258 million of 8.375% notes due in 2029. Duke Capital has the option to repay this debt to the affiliate early, and could potentially repay this debt to the affiliate in 2004.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2003
(in millions)
2004	$1,192
2005	2,171
2006	2,525
2007	605
2008	366
Thereafter	7,985

Total long-term debt (a)	$14,844

(a)	Excludes short-term notes payable and commercial paper of $52 million.

Annual maturities after 2008 include $350 million of long-term debt with call options, which provide Duke Capital with the option to repay the debt early. Based on the years in which Duke Capital may first exercise its redemption options, it could potentially repay $250 million in 2004 and $100 million in 2005.

Subsequent Debt Issuances and Redemptions.    In February 2004, Duke Capital remarketed $875 million of its 5.87% senior notes due in 2006. As a result of the remarketing, the interest rate on the notes was reset to 4.302%. The remarketing was required under the terms of the Equity Units originally issued in March 2001. Proceeds from the remarketed senior notes were used to purchase U.S. Treasury securities being held by a collateral agent to satisfy the forward stock purchase contracts component of the Equity Units. In May 2004, Duke Energy intends to receive $875 million from the collateral agent, and to issue approximately 22.5 million shares of Duke Energy common stock pursuant to the forward stock purchase contracts. Additionally, in

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

February 2004, Duke Capital issued $200 million of 4.37% senior unsecured notes due in 2009 and $288 million of 5.50% senior unsecured notes due in 2014 in exchange for $475 million of the principal amount of remarketed senior notes. After the exchange, $400 million of the principal amount of the remarketed senior notes remained outstanding.

Available Credit Facilities and Restrictive Debt Covenants. During 2003, Duke Capital, Westcoast, Union Gas, DEFS and Duke Australia Finance Pty Ltd. (a wholly owned subsidiary of Duke Capital) replaced portions of their expiring credit facilities, thereby reducing the total amount of credit facilities available by approximately $2.0 billion. The credit facilities that have replaced the expired credit facilities are included in the following table which summarizes Duke Capital’s credit facilities and related amounts outstanding as of December 31, 2003. The majority of the credit facilities support commercial paper programs. The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Capital was in compliance with those covenants. In addition, certain of the credit agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Credit Facilities Summary as of December 31, 2003

			Amounts Outstanding
	Expiration Date	Credit Facilities Available	Commercial Paper	Letters of Credit	Other Borrowings	Total
	(in millions)
Duke Capital LLC
$252 364-day syndicated letter of credit(a),(b),(c)	April 2004
$538 multi-year syndicated letter of credit(b),(c)	April 2004
$550 multi-year syndicated(a),(b),(c)	August 2004
Total Duke Capital LLC		$1,340	$—	$483	$—	$483
Westcoast Energy Inc.
$155 364-day syndicated(a),(b),(d)	July 2004
$77 two-year syndicated(b),(e)	July 2005
Total Westcoast Energy Inc.		232	12	—	—	12
Union Gas Limited
$263 364-day syndicated(a),(f)	July 2004	263	—	—	—	—
Duke Energy Field Services, LLC
$350 364-day syndicated(a),(c),(g)	March 2004	350	—	—	—	—
Duke Australia Finance Pty Ltd.
$237 364-day syndicated(c),(h),(i)	March 2004	237	135	—	—	135
Duke Australia Pipeline Finance Pty Ltd.
$234 multi-year syndicated(i),(j)	February 2005	234	—	—	212	212

Total(k)		$2,656	$147	$483	$212	$842

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility contains an interest coverage covenant.
(d)	Credit facility is denominated in Canadian dollars, and was 200 million Canadian dollars as of December 31, 2003.
(e)	Credit facility is denominated in Canadian dollars, and was 100 million Canadian dollars as of December 31, 2003.
(f)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 340 million Canadian dollars as of December 31, 2003.
(g)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 53%.
(h)	Credit facility is guaranteed by Duke Capital, is denominated in Australian dollars, and was 316 million Australian dollars as of December 31, 2003.
(i)	Credit facility pertains to operations that are classified as discontinued operations as of December 31, 2003. Therefore, the outstanding debt associated with the credit facility was reclassified to Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet.
(j)	Credit facility is guaranteed by Duke Capital, is denominated in Australian dollars, and totaled 312 million Australian dollars as of December 31, 2003. Duke Australia Pipeline Finance Pty Ltd. is a wholly owned subsidiary of Duke Capital.
(k)	Various operating credit facilities and credit facilities that support commodity, foreign exchange, derivative and intra-day transactions are not included in this credit facilities summary.

Duke Capital has approximately $2,300 million of credit facilities which expire in 2004. It is Duke Capital’s intent to resyndicate less than the total $2,300 million of expiring credit facilities.

14. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital

Duke Capital has formed trust subsidiaries for which it owns all the common securities. The trust subsidiaries issue and sell preferred securities and invest the gross proceeds in junior subordinated notes issued by Duke Capital. The trust subsidiaries are wholly owned financing subsidiaries of Duke Capital, and Duke Capital has fully and unconditionally guaranteed payment of the preferred securities to preferred note holders. Payment under the guarantee is made only to the extent that the trust subsidiary has legally and immediately available funds for distribution.

Upon the implementation of SFAS No. 150, effective July 1, 2003, as discussed in Note 1, the Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital were reclassified to Long-term Debt and the

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

related unamortized debt discount was reclassified to Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The trust preferred securities are mandatorily redeemable financial instruments under the provisions of SFAS No. 150, since the trust preferred securities are redeemable in cash, at par value, on or prior to a specified maturity date, ranging from 2029 to 2038. In addition, Duke Capital has the option to redeem these financial instruments before their maturity date any time after five years from the date of issuance, or upon the occurrence of certain contingent events. Also, effective July 1, 2003, in accordance with the provisions of SFAS No. 150, the amortization of related debt issue costs and interest payments associated with the trust preferred securities have been classified on the Consolidated Statements of Operations as Interest Expense rather than Minority Interest Expense. In accordance with the requirements of SFAS No. 150, prior period amounts were not reclassified.

In June 2003, prior to the implementation of SFAS No. 150, Duke Capital redeemed $250 million of its 7.375% trust preferred securities due in 2038. An approximate loss of $8 million on the early extinguishment of the trust preferred securities was included in Retained Earnings on the Consolidated Balance Sheets. In December 2003, subsequent to the implementation of SFAS No. 150, Duke Capital redeemed $350 million of its 7.375% trust preferred securities due in 2038. An approximate loss of $10 million on the early extinguishment of the trust preferred securities was recorded as Interest Expense in the Consolidated Statements of Operations.

Additionally, upon the adoption of the provisions of FIN 46R as of December 31, 2003, as discussed in Note 1, Duke Capital’s remaining trust subsidiary that had issued trust preferred securities was deconsolidated since Duke Capital was not the primary beneficiary of the trust subsidiary. The deconsolidation of the remaining trust subsidiary resulted in Duke Capital reflecting debt to an affiliate of $258 million to the trust subsidiary in Long-term Debt on the December 31, 2003 Consolidated Balance Sheet. Consistent with SFAS No. 150, beginning January 1, 2004, the amortization of related debt issue costs and interest payments associated with the trust preferred securities will be classified on the Consolidated Statements of Operations as Interest Expense rather than Minority Interest Expense. As permitted by FIN 46R, prior period amounts have not been reclassified.

The following table details the Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital as of the December 31, 2002 Consolidated Balance Sheet. See Note 13 for details on the December 31, 2003 outstanding balance of the debt to an affiliate related to the trust preferred securities.

Trust Preferred Securities

Issued	Rate	Due	December 31, 2002
	(in millions)
1998	7.375%	2038	$350
1998	7.375%	2038	250
1999	8.375%	2029	250
Unamortized debt discount			(25)

Total			$825

Included in Minority Interest Expense on the Consolidated Statements of Operations are dividends related to the trust preferred securities of $33 million for 2003, and $65 million for 2002 and 2001.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

15. Preferred and Preference Stock of Duke Capital’s Subsidiaries

Upon the adoption of SFAS No. 150 on July 1, 2003, $23 million of DEFS’ preferred members’ interest held by ConocoPhillips, which had previously been included on the Consolidated Balance Sheets as Minority Interests was reclassified to Long-term Debt. The $23 million of preferred members’ interest were mandatorily redeemable financial instruments under the provisions of SFAS No. 150, since the redemption of the securities was required in cash, at par value, upon the earlier of 30 years from the date of issuance (August 2030) or an initial public offering of equity securities by DEFS. As of December 31, 2003, DEFS had redeemed all outstanding amounts of the preferred members’ interest.

In connection with the Westcoast acquisition, Duke Capital assumed approximately $411 million of authorized and issued redeemable preferred and preference shares at Westcoast and Union Gas. As of December 31, 2003, these preferred and preference shares at Westcoast and Union Gas totaled $401 million. Since these preferred and preference shares are redeemable at the option of holder, as well as Westcoast and Union Gas, these preferred and preference shares do not meet the definition of a mandatorily redeemable instrument under SFAS No. 150. As such, these preferred and preference shares are considered contingently redeemable shares and are included in Minority Interests on the Consolidated Balance Sheets.

16. Commitments and Contingencies

General Insurance

Duke Capital carries insurance coverage consistent with companies engaged in similar commercial operations with similar type properties. Duke Capital’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Capital’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Duke Capital also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size. The cost of Duke Capital’s general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

Environmental

Duke Capital is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities.    Duke Capital and its affiliates are responsible for environmental remediation at various impacted properties or contaminated sites similar to others in the energy industry. These include some properties that are part of ongoing Duke Capital’s operations, as well as sites formerly owned or used by Duke Capital entities and sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state and local agencies. These sites or matters vary, for example, with respect to site conditions and location,

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby Duke Capital or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Capital may share any liability associated with contamination with other potentially responsible parties, and Duke Capital may benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of the respective business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control.    In 1998, the Environmental Protection Agency (EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA rule was challenged in court by various states, industry and other interests, including Duke Energy. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004. Duke Capital has incurred approximately $3 million in capital costs for emission controls through 2003 for compliance with the EPA’s rule.

Global Climate Change.    The United Nations-sponsored Kyoto Protocol prescribes specific greenhouse gas emission reduction targets to developed countries as a response to concerns over global warming and climate change, with a focus on lowering such emissions at the source, including among others fossil-fueled electric power generation and natural gas operations. In 2001 President George W. Bush declared that the U.S. would not ratify the Kyoto Protocol. Canada is presently the only country in which Duke Capital has assets that would have a greenhouse gas reduction obligation under the Kyoto Protocol. If Russia ratifies the Kyoto Protocol, it will enter into force and Canada will be obligated to reduce its average greenhouse gas emissions to 6% below 1990 levels over the period 2008 to 2012. The Canadian government is in the process of developing an implementation plan that includes a carbon dioxide (CO2) cap and trade program for large industrial emitters (LIE), and Parliament is expected to consider authorizing legislation by the end of 2004. If an LIE program is enacted then all of Duke Capital’s Canadian operations would likely be subject to such a program, with compliance options ranging from purchase of CO2 emissions credits to actual emissions reductions at the source, or a combination of strategies. Canada’s new Prime Minister, Paul Martin, has voiced some questions regarding Canadian climate change strategy, and intends to review it this year. Canadian carbon emissions management policy could change as a result, or if the Kyoto Protocol does not enter into force. The final outcome is still highly uncertain.

In the U.S., administration greenhouse gas policy currently favors voluntary actions, continued research, and technology development over near-term mandatory greenhouse gas reduction requirements. Although several bills have been introduced in Congress that would compel CO2 emissions reductions, none have advanced through the legislature and there are presently no federal mandatory greenhouse gas reduction requirements. The likelihood of any federal mandatory CO2 emissions reduction regime being enacted in the near future, or the specific requirements of any such regime that were to become law, is highly uncertain. Some states are contemplating or have taken steps to manage greenhouse gas emissions, and while a number of states in the Northeast and far West recently began discussing the possible implementation of regional greenhouse gas reduction programs in the future, the outcome of such discussions is very uncertain. To the extent that a Kyoto Protocol emissions reductions regime comes into legal effect, or that significant greenhouse gas emissions reduction policies are legally adopted or promulgated in non-Kyoto jurisdictions, including the United States or its various states, such mandatory emissions reduction requirements could have far-reaching and significant implications for industry in those jurisdictions, including the respective energy sectors. Duke Capital cannot estimate with certainty the potential effect of the Canadian greenhouse gas reduction policy currently under development or estimate the potential effect of U.S. federal or state level greenhouse gas policy on future

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

consolidated results of operations, cash flows or financial position due to the uncertainty of the Canadian policy and the speculative nature of U.S. federal and state policy. Duke Capital stays abreast of and engaged in the greenhouse gas policy developments of the countries, states and regions in which it operates, and will continue to assess and respond to their potential implications for Duke Capital’s business operations in the U.S., Canada and around the world.

Extended Environmental Activities, Accruals.    Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities were accruals related to extended environmental-related activities of $85 million as of December 31, 2003 and $84 million as of December 31, 2002. The accrual for extended environmental-related activities represents Duke Capital’s provisions for costs associated with some of its current and former sites and certain other environmental matters. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Litigation

Western Energy Litigation.    Commencing in November 2000, plaintiffs have filed and served 29 lawsuits in state and federal courts in California and Montana against numerous other energy companies, including Duke Capital affiliates, and current and former Duke Energy executives. These suits cumulatively seek class action certification on behalf of purchasers of electric and/or natural gas energy residing in the states of California, Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of various state and/or federal antitrust, unfair business practices, and other laws. Plaintiffs further allege that such activities, including allegedly engaging in “round trip” trades, providing false information to natural gas trade publications, and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. To date, eight suits have been dismissed on filed rate and federal preemption grounds. Plaintiffs are appealing the dismissals. While several of these cases have been pending for a significant period of time, these matters still are in very early stages. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits.

Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE) have initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bilateral power contracts between the parties in early 2001. PG&E seeks in excess of $25 million from DETM pursuant to a disputed “true-up” agreement between the parties. SCE disputes DETM’s termination calculation and seeks in excess of $80 million.

Western Energy Regulatory Matters and Investigations.    Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. In the FERC refund proceedings, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In December 2002, the presiding administrative law judge in the FERC refund proceedings issued preliminary estimates that indicated DETM had refund liability of approximately $95 million.

On March 26, 2003, the FERC issued staff recommendations and an order relating to the refund proceeding and investigations into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. The Order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. Duke Capital cannot predict with certainty the outcome of the methodology change, but Platts, an energy industry publication, reported that a FERC spokesman announced that the methodology change could result in an

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

increase in the total refund amount from $1.8 billion to at least $3.3 billion. The March 26 order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. DENA and DETM submitted gas cost data to the FERC and sought a gas price credit in the range of $72 million. The California parties are challenging both the amount and availability of the credit. The FERC has not ruled on the gas credit issues. The FERC initially ordered the California Power Exchange (CalPX) and the California Independent System Operator (CAISO) to calculate the refund amounts (before taking into account any fuel cost credits) by mid-March 2004. Subsequent filings by CalPX and CAISO indicate that they will not complete these calculations until several months after the March 2004 deadline. Duke Capital continues to maintain a reserve in the amount of $90 million relating to the refund exposure, and while future FERC rulings could give rise to exposure exceeding the reserve, Duke Capital believes the reserve amount is appropriate based on information known at this time.

In late June 2003, the FERC issued an Order to Show Cause concerning Enron-type gaming behavior and a companion Order requiring suppliers, including DETM, to justify bids in the CAISO and CalPX markets made above the level of $250 per megawatt during the period May 1, 2000 through October 1, 2000. On December 19, 2003, the FERC Staff and Duke Energy announced agreements to resolve all matters at issue in both of these orders. Duke Capital agreed to pay up to $4.59 million to the benefit of California and Western electricity consumers, pending final approval by the FERC. The FERC approved the agreement involving bidding practices and rejected the California parties’ objections to the agreement. The California parties have sought review of the FERC’s ruling on this agreement from the 9th Circuit U.S. Court of Appeals. The remaining agreement is pending before an administrative law judge for review, and the California parties have filed objections to this agreement. These agreements will resolve all California related matters pending before the FERC except for the ongoing refund proceeding involving all participants in the California market.

At the state level, the California Public Utilities Commission, a California State Senate Select Committee, the California Attorney General (with participation by the Attorneys General of Washington and Oregon) and the San Diego District Attorney are conducting formal and informal investigations involving some Duke Energy entities regarding the California energy markets, including review of alleged manipulation of energy prices. In addition, the U.S. Attorney’s Office in San Francisco served a grand jury subpoena on Duke Energy in November 2002 seeking, in general, information relating to possible manipulation of the electricity markets in California, including potential antitrust violations. Duke Energy is cooperating with these governmental entities in connection with their investigations. Duke Capital cannot predict the outcome of these investigations.

Trading Related Litigation.    Beginning in April 2002, 17 shareholder class-action lawsuits were filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. These lawsuits arose out of allegations that Duke Energy improperly engaged in “round trip” trades which resulted in an alleged overstatement of revenues over a three-year period. By November 2003, the two federal courts had dismissed all 17 lawsuits. Plaintiffs in the New York cases have appealed the dismissal order to the Second Circuit United States Court of Appeals. Duke Energy intends to vigorously defend against this appeal.

In July 2003, a former trader with Duke Energy Merchants, LLC (DEM) (an affiliate of Duke Capital) brought a lawsuit against Duke Energy, DENA and DEM in federal court in the Southern District of Texas that included allegations of round trip trading and accounting issues and asserted claims of securities fraud and employment related claims relating to options and stock acquired by him as part of his compensation package. The parties settled the lawsuit, and the court dismissed the case in December 2003. The settlement was not material.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Since August 2003, plaintiffs have filed three class action lawsuits brought on behalf of entities who bought and sold natural gas futures and options contracts on the NYMEX during the years 2000 through 2002 in federal court in New York. The lawsuits initially named Duke Energy as a defendant, along with numerous other entities. In the latest consolidated complaint, the plaintiffs dropped Duke Energy from the cases and added DETM as a defendant. Plaintiffs claim defendants violated the Commodities Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. These cases are in very early stages. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits.

Trading Related Investigations.    In 2002 and 2003, Duke Energy responded to information requests and subpoenas from the FERC, the SEC, and the Commodity Futures Trading Commission (CFTC), and to grand jury subpoenas issued by the U.S. Attorney’s office in Houston, Texas. All information requests and subpoenas seek documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in mid-October 2002 that the SEC formalized its trading-related investigation. The SEC and Houston grand jury investigations remain open, and Duke Energy is cooperating with these governmental agencies. Duke Capital cannot predict the outcome of these investigations.

In the fourth quarter of 2002, the CFTC issued data requests to DETM seeking information concerning natural gas price data submitted to publishers of natural gas price indices. In September 2003, DETM and the CFTC reached a settlement regarding reporting of natural gas trading information that occurred prior to September 2002. On September 17, 2003, the CFTC filed and simultaneously approved an order settling an administrative action against DETM. The CFTC order states DETM’s Houston offices knowingly reported trades that did not occur and reported certain trades at false prices and/or volumes. DETM agreed to pay a civil penalty of $28 million without admitting or denying the CFTC’s findings. Duke Capital recorded a $17 million charge, net of minority interest, in the third quarter of 2003 to reflect the settlement. The previous practices in question were isolated in one area of DETM, its natural gas trading operation in the Eastern market, based in Houston. In February 2004, Duke Energy received a request for information from the U. S. Attorney’s office in Houston focused on the natural gas price reporting activity of a former DETM trader. Duke Energy is cooperating with the government in this investigation.

Sonatrach/Citrus Trading Corporation (Citrus).    Duke Energy LNG Sales, Inc. (Duke LNG) claims in this arbitration that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claim that Duke LNG repudiated the LNG Agreements by allegedly failing to perform LNG marketing obligations. On July 11, 2003, the arbitration panel issued its Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping, rendering them liable to Duke LNG for any resulting damages. The arbitration panel also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. In July 2003, Sonatrading terminated the LNG Agreements and seeks in the arbitration to recover resulting damages from Duke LNG. The damages phase of this proceeding has not yet been scheduled.

In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in Texas in March 2003 against Duke LNG alleging that Duke LNG breached the parties’ natural gas purchase contract the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks unspecified damages and a judicial determination that Duke LNG did not experience a loss of LNG supply. Duke LNG subsequently terminated the Citrus Agreement and filed a counterclaim in the Texas action asserting that Citrus breached the terms of the Citrus Agreement by failing to provide sufficient security for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach entitling Citrus to terminate the agreement and recover damages. Discovery is proceeding in this matter. No trial date has been set. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with the Sonatrach and Citrus matters.

Enron Bankruptcy.    In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additional affiliates have filed for bankruptcy since that date. Certain affiliates of Duke Energy engaged in transactions with various Enron entities prior to the bankruptcy filings. In 2001, Duke Capital recorded a reserve to offset its exposure to Enron. In mid-November 2002, various Enron trading entities demanded payment from DETM for certain energy commodity sales transactions without regard to any set-off rights. In December, 2002, DETM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. In December 2003, DETM and other Duke Energy affiliates entered into an agreement in principle with Enron and its trading entities to resolve the outstanding disputes pending before the bankruptcy court. The proposed agreement has been approved by the Unsecured Creditor’s Committee and on March 11, 2004, the bankruptcy court approved the settlement. The settlement agreement is subject to an appeal, a process which likely will extend into the second quarter of 2004. The terms of the agreement are confidential at this point, but the results of the agreement, when approved by the court, will not have an adverse financial effect on Duke Capital.

AES Puerto Rico LP (AES).    On June 9, 2003, AES filed suit against Duke/Fluor Daniel Caribbean, S.E. (D/FD Caribbean) and others, including Duke Capital, in Delaware federal court, alleging claims in excess of $100 million arising out of the construction by D/FD Caribbean of a coal fired power plant in Puerto Rico. D/FD Caribbean disputed the allegations made by AES and alleged its own claims, in excess of $50 million. Duke Capital holds an indirect 50% ownership interest in D/FD Caribbean through its affiliate D/FD. The parties settled their disputes in November 2003. The results of the settlement did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Hubline Construction Disputes.    A number of disputes arose during 2003 between Algonquin Gas Transmission (Algonquin) and Maritimes & Northeast Pipeline, L.L.C. (Maritimes) and several of their contractors who provided construction and related services for Algonquin’s “Hubline” gas pipeline constructed in and around Boston Harbor, Massachusetts and the related Phase III expansion of the Maritimes pipeline. Algonquin and Maritimes participated in dispute resolution proceedings in late 2003 with Stolt Offshore Inc. (Stolt), Algonquin’s main contractor on the Hubline project and with Michels Corporation (Michels), a contractor on both the Hubline and Phase III projects. Algonquin and Maritimes have resolved all material claims arising out of the Hubline and Phase III projects. The Stolt settlement includes Stolt’s commitment to indemnify Algonquin with respect to any remaining subcontractor claims and lawsuits. Only immaterial claims relating to Murphy Bros. and its work on the related Phase III expansion of Maritimes remain open. The results of these settlements will not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Other Litigation and Legal Proceedings.    Duke Capital and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

performance, contracts, royalty disputes, mismeasurement and mispayment claims (some of which are brought as class actions), and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position.

Duke Capital expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

As part of its normal business, Duke Capital is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. Duke Capital would record a reserve if events occurred that required that one be established. (See Note 17.)

In addition, Duke Capital enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

Operating Lease Commitments

Duke Capital leases assets in several areas of its operations. Consolidated rental expense for operating leases was $81 million in 2003, $70 million in 2002 and $72 million in 2001. Amortization of assets recorded under capital leases was included in depreciation expense. The following is a summary of future minimum rental payments under operating leases, which at inception had a noncancelable term of more than one year, as of December 31, 2003:

2004	$52
2005	37
2006	33
2007	28
2008	24
Thereafter	157

Total future minimum lease payments	$331

Sale-Leaseback Transaction.    In May 2003, Duke Capital entered into an agreement to sell its 5400 Westheimer Court office building in Houston, Texas to an unrelated third-party for approximately $78 million, which has been included as an investing activity in the Consolidated Statements of Cash Flows. The transaction has been accounted for as a sale-leaseback transaction whereby Duke Capital sold the building but will lease it back over a 15-year lease term. The lease expires in April 2018, with two five-year extensions exercisable at Duke Capital’s option. Duke Capital may also terminate the lease early, in April 2016, without penalty. The future minimum lease payments under the lease are approximately $100 million. Duke Capital does not have an option to purchase the leased facilities at the end of the minimum lease term and has not issued any residual

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

value guarantee of the value of the leased facilities. As such, the gain on the sale of approximately $17 million will be amortized over the minimum term of the lease, which has been accounted for as an operating lease by Duke Capital.

17. Guarantees and Indemnifications

Duke Capital and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Capital enters into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Mixed Oxide (MOX) Guarantees.    DCS is the prime contractor to the DOE under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of December 31, 2003, Duke Capital, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS. Additionally, Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare the McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to provide for certain terms and conditions applicable to the purchase of MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

DPSG and the other owners of DCS have issued a guarantee to the DOE (the DOE Guarantee) pursuant to which the owners of DCS jointly and severally guarantee to the DOE all of DCS’ payment and performance obligations under the Prime Contract. The Prime Contract consists of a “Base Contract” phase and four option phases. The DOE has the right to extend the term of the Prime Contract to cover the four option phases on a sequential basis, subject to DCS and DOE reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Each of the four option phases will be negotiated separately, as the time for exercising each option phase becomes due under the Prime Contract. If the DOE does not exercise its right to extend the term of the Prime Contract to cover any or all of the option phases, DCS’ performance obligations under the Prime Contract will end upon completion of the then-current performance phase. Additionally, the DOE has the right to terminate the Prime Contract for convenience at any time. Under the Base Contract phase, which covers the design of the MOX FFF and design modifications to the Nuclear Reactors, DCS is to receive cost reimbursement plus a fixed fee. The first option phase includes the modification of Nuclear Reactors and related Duke Power facilities, and provides for DCS to receive cost reimbursement plus an incentive fee. The second option phase includes the construction and cold startup of the MOX FFF and provides for DCS to receive cost reimbursement plus an incentive fee. The third option phase provides for taking the MOX FFF from cold to hot startup, operation of the MOX FFF, and irradiation of the MOX fuel in the Nuclear Reactors; and provides for DCS to receive a cost reimbursement plus an incentive fee through hot startup and, thereafter, cost-sharing plus a fee. The fourth option phase involves DCS’ deactivation of the MOX FFF in exchange for a fixed price payment. In September 2003, the DOE exercised its right to extend the term of the Prime Contract to cover the first option and add the related terms and conditions. As of December 31, 2003, DCS’ performance obligations under the Prime Contract included only the Base Contract phase and the first option phase.

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS’ payment

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a “Base Subcontract” phase and three option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the three option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel and will receive cost reimbursement plus a fixed fee. The first option phase includes Duke Power’s modification of the Nuclear Reactors and related Duke Power facilities, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase includes Duke Power performance of additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The third option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the first option phase. In October 2003, DCS exercised its right to extend the term of the Duke Power Subcontract to cover the first option phase and add the related terms and conditions. As of December 31, 2003, Duke Power’s performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and the first option phase.

The cost reimbursement nature of DCS’ commitment under the Prime Contract and the Duke Power Subcontract limits the exposure of DCS. Credit risk to DCS is limited in that the Prime Contract is with the DOE, a U.S. governmental entity. DCS is under no obligation to perform any contract work under the Prime Contract before funds have been appropriated from the U.S. Congress with respect to such work.

Duke Capital is unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: (i) the DOE will exercise its options under the Prime Contract; (ii) the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and (iii) the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Even though neither the DOE Guarantee nor the Duke Power Guarantee provide for a specific limitation on a guarantor’s payments, any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

As of December 31, 2003, Duke Capital had no liabilities recorded on its Consolidated Balance Sheet for the above mentioned MOX guarantees.

Other Guarantees and Indemnifications.    Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of December 31, 2003 was approximately $2.3 billion. Of this amount, approximately $1.7 billion relates to guarantees of the payment and performance of affiliated entities such as DEM and approximately $375 million relates to the payment and performance of less than wholly consolidated entities. Approximately $50 million of the performance guarantees expire in 2004, approximately $75 million expire in 2005, and approximately $500 million expire in 2006 and thereafter, with the remaining performance guarantees having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to certain of the D/FD project owners, which guarantee the performance of D/FD under its

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises, Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the D/FD partners is responsible for 50% of any payments to be made under these guarantee contracts.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method projects, and of entities previously sold by Westcoast to third parties. These performance guarantees require Westcoast to make payment to the guaranteed third party upon the failure of the unconsolidated entity to make payment under certain of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees as of December 31, 2003 was approximately $50 million. Of these guarantees, approximately $30 million expire from 2004 to 2007, with the remainder expiring after 2007 or having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer under the letter of credit due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. These letters of credit principally expire in 2004. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of December 31, 2003 was approximately $250 million. Of this amount, approximately $150 million relates to letters of credit issued on behalf of less than wholly owned consolidated entities, and approximately $50 million relates to affiliated entities such as DEM.

Duke Capital has guaranteed the issuance of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of December 31, 2003, Duke Capital had guaranteed approximately $100 million of outstanding surety bonds related to obligations of non-wholly owned entities. Of this amount approximately $25 million relates to affiliated entities such as DEM. These bonds expire in various amounts, primarily in 2004. Of this amount, approximately $15 million relates to obligations of less than wholly owned consolidated entities.

Natural Gas Transmission and International Energy have issued certain guarantees of debt associated with non-consolidated entities and less than wholly-owned entities. In the event that non-consolidated entities or less than wholly-owned entities default on the debt payments, Natural Gas Transmission or International Energy would be required to perform under the guarantees and make payment on the outstanding debt balance of the non-consolidated entity. As of December 31, 2003, Natural Gas Transmission was the guarantor of approximately $15 million at Westcoast of debt associated with less than wholly-owned entities, with no contractual expiration. International Energy was the guarantor of approximately $10 million of debt associated with less than wholly-owned entities, which principally expire in 2004.

Duke Capital has certain guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned but which have been sold to third parties, such as DukeSolutions and DE&S. These guarantees are primarily related to payment of lease obligations, debt obligations and performance guarantees related to goods and services provided. In connection with the sale of DE&S, Duke Capital has received back-to-back indemnification from the buyer indemnifying Duke Capital for any amounts paid by Duke Capital related to the DE&S guarantees. In connection with the sale of DukeSolutions, Duke Capital received indemnification from the buyer for the first $2.5 million paid by Duke Capital related to the DukeSolutions guarantees. Additionally, for certain performance guarantees, Duke Capital

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2004 to 2019, with others having no specific term. Duke Capital is unable to estimate the total maximum potential amount of future payments under these guarantees since some of the underlying guaranteed agreements contain no limits on potential liability.

Duke Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. Duke Capital’s maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. Duke Capital is unable to estimate the total maximum potential amount of future payments under these indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities.

As of December 31, 2003, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial both individually and in the aggregate.

18. Stock-Based Compensation

Certain employees to Duke Capital participate in Duke Energy’s stock compensation plans, including options, restricted stock awards, performance awards and phantom stock awards. Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years.

Upon the acquisition of Westcoast, Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Duke Energy Corporation stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The following tables show information regarding options to purchase Duke Energy’s common stock granted to employees of Duke Capital.

Stock Option Activity

	Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2000	18,284	$31
Granted	5,941	37
Exercised	(1,913)	25
Forfeited	(819)	33

Outstanding at December 31, 2001	21,493	33
Granted (a)	9,088	34
Exercised	(1,381)	23
Forfeited	(3,123)	37

Outstanding at December 31, 2002	26,077	34
Granted	6,972	15
Exercised	(334)	11
Forfeited	(6,660)	34

Outstanding at December 31, 2003	26,055	29

(a)	Includes 2,746,044 converted Westcoast stock options

Stock Options at December 31, 2003

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$5 to $10	174	1.0	$10	174	$10
$11 to $14	4,739	8.9	14	173	13
$15 to $20	2,045	8.9	17	665	19
$21 to $24	498	5.3	22	436	22
$25 to $28	4,915	5.7	26	4,646	26
$29 to $33	3,030	4.9	30	2,927	30
$34 to $37	1,174	7.8	35	441	35
$38 to $39	5,675	8.0	38	3,686	38
> $39	3,805	7.0	43	2,771	43

Total	26,055	7.2		15,919	32

As of December 31, 2002, Duke Energy had 16.0 million exercisable options with a $32 weighted-average exercise price. As of December 31, 2001, Duke Energy had 6.4 million exercisable options with a $28 weighted-average exercise price.

The weighted-average fair value per option granted was $4 for 2003, and $10 for 2002 and 2001. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Weighted-Average Assumptions for Option-Pricing

	2003	2002	2001
Stock dividend yield	3.5%	3.4%	3.4%
Expected stock price volatility	37.5%	30.2%	29.4%
Risk-free interest rates	3.6%	5.0%	5.0%
Expected option lives	7 years	7 years	7 years

The 1998 Plan allows for a maximum of 12 million shares of common stock to be issued in the form of restricted stock awards, performance awards and phantom stock awards. Stock-based performance awards granted under the 1998 Plan vest over periods from three to seven years. Vesting can occur in year three, at the earliest if performance is met. Duke Energy awarded 75,000 shares (fair value of approximately $2 million at grant dates) in 2003, 16,000 shares (fair value of approximately $1 million at grant dates) in 2002 and 24,000 shares (fair value of approximately $1 million at grant dates) in 2001. Compensation expense for the performance awards is charged to earnings over the vesting period, and totaled $2 million in 2003, $3 million in 2002 and $6 million in 2001.

Phantom stock awards granted under the 1998 Plan vest over periods ranging from one to four years. Duke Energy awarded 285,000 shares (fair value of approximately $5 million at grant dates) in 2003, 54,430 shares (fair value of approximately $2 million at grant dates) in 2002 and 407,760 shares (fair value of approximately $15 million at grant dates) in 2001. Compensation expense for the phantom awards is charged to earnings over the vesting period, and totaled $6 million in 2003, $9 million in 2002 and $4 million in 2001.

Restricted stock awards granted under the 1998 Plan vest over periods ranging from one to five years. Duke Energy awarded 19,897 shares (fair value of less than $1 million at grant dates) in 2003, 10,260 shares (fair value of less than $1 million at grant dates) in 2002 and 62,005 shares (fair value of approximately $2 million at grant dates) in 2001. Compensation expense for restricted awards is charged to earnings over the vesting period, and totaled $1 million in 2003, $1 million in 2002 and $3 million in 2001.

Duke Energy’s 1996 Stock Incentive Plan (the 1996 Plan) allowed four million shares of common stock for awards to employees. Restricted stock grants under the 1996 Plan vest over periods ranging from one to five years. Duke Energy awarded no restricted shares in 2003 and 2002 and awarded 50,000 restricted shares (fair value of approximately $2 million at grant date) in 2001. Compensation expense for restricted awards is charged to earnings over the vesting period and totaled less than $1 million in 2003, and $1 million in 2002 and 2001.

19. Employee Benefit Plans

Retirement Plans.    Duke Capital and its subsidiaries participate in Duke Energy’s non-contributory defined benefit retirement plan. The plan covers most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy made a voluntary contribution of $181 million to its defined benefit retirement plan in 2003. No contributions to the Duke Energy plan were necessary in 2002 or 2001. No decision on 2004 contributions has been reached due to significant uncertainty around pending U.S. Congressional action over required interest rates used to determine minimum funding requirements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

The net unrecognized transition asset, resulting from the implementation of accrual accounting, is amortized over approximately 20 years. Investment gains or losses are amortized over five years. Duke Energy uses a September 30 measurement date for its plan.

The fair value of Duke Energy’s plan assets was $2,477 million as of September 30, 2003 and $2,120 million as of September 30, 2002. The projected benefit obligations was $2,763 million as of September 30, 2003 and $2,671 million as of September 30, 2002.

Duke Capital’s net periodic pension benefit, including amounts allocated by Duke Energy, was $25 million for 2003, $37 million for 2002 and $30 million for 2001.

Assumptions Used in Duke Energy’s Pension Benefits Accounting

	2003	2002	2001
	(percents)
Benefit Obligations
Discount rate	6.00	6.75	7.25
Salary increase	5.00	5.00	4.94
Net Period Benefit Cost
Discount rate	6.75	7.25	7.50
Salary increase	5.00	5.00	4.94
Expected long-term rate of return on plan assets	8.50	9.25	9.25

Duke Energy also sponsors, and Duke Capital participates in, an employee savings plan that covers substantially all U.S. employees. Duke Capital expensed plan contributions, including amounts allocated by Duke Energy, of $24 million in 2003, $30 million in 2002 and $27 million in 2001.

Westcoast Canadian Retirement Plans.    Westcoast and its subsidiaries maintain contributory and non-contributory defined benefit (DB) and defined contribution (DC) retirement plans covering substantially all employees. The DB plans provide retirement benefits based on each plan participant’s years of service and final average earnings. Under the DC plans, company contributions are determined according to the terms of the plan and based on each plan participant’s age, years of service and current eligible earnings.

Westcoast’s policy is to fund the DB retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefits to be paid. Contributions to the DC retirement plans are determined in accordance with the terms of the plan. Duke Energy made contributions to the Westcoast pension plans of approximately $11 million in 2003 and $9 million dollars in 2002. Duke Energy anticipates that it will make contributions of approximately $27 million to the Westcoast plans in 2004.

The net unrecognized transition asset and actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the DB retirement plans is 13 years. Westcoast uses a September 30 measurement date for its plans.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Components of Net Periodic Pension Costs for Westcoast—as of December 31,

	2003	2002
	(in millions)
Service cost benefit earned during the year	$7	$6
Interest cost on projected benefit obligation	23	17
Expected return on plan assets	(24)	(19)
Curtailment loss	2	—
Special termination benefit cost	5	—

Net periodic pension costs	$13	$4

Reconciliation of Funded Status to Pre-funded Pension Costs for Westcoast—as of December 31,

	2003	2002
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$334	$324
Service cost	7	6
Interest cost	23	17
Actuarial loss	27	6
Participant contributions	2	—
Benefits paid	(25)	(19)
Curtailment	2	—
Divestiture	(10)	—
Foreign currency exchange rate change	74	—

Obligation at measurement date	$434	$334

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$255	$291
Actual return on plan assets	35	(27)
Benefits paid	(25)	(19)
Employer contributions	11	9
Plan participants’ contributions	2	1
Divestiture	(9)	—
Foreign currency exchange rate change	55	—

Plan assets at measurement date	$324	$255

Funded status	$(110)	$(78)
Unrecognized net experience loss	79	49
Special termination benefits	(5)	—
Contributions made after measurement date	3	2

(Accrued) pension costs	$(33)	$(27)

For Westcoast, the accumulated benefit obligation was $394 million at September 30, 2003 and $303 million at September 30, 2002. The benefit obligation and fair value of plan assets at the beginning of the year 2002 represent balances assumed or acquired in the acquisition of Westcoast as of March 14, 2002.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Amounts recognized in the Consolidated Balance Sheets for Westcoast consist of:

	2003	2002
	(in millions)
Accrued pension liability	$(70)	$(49)
Deferred income tax asset	13	8
Accumulated other comprehensive income	21	14

Net Balance Sheet presentation	$(36)	$(27)

Additional Information for Westcoast:
	2003	2002
	(in millions)
Increase / (decrease) in minimum liability included in other comprehensive income, net of tax	$7	$14

Accumulated Benefit Obligation in Excess of Plan Assets for Westcoast
	2003	2002
	(in millions)
Projected benefit obligation	$432	$324
Accumulated benefit obligation	393	295
Fair value of plan assets	323	247

Assumptions Used for Pension Benefits Accounting for Westcoast
	2003	2002
	(percents)
Benefit Obligations
Discount rate	6.00	6.50
Salary increase	3.25	3.25
Net Period Benefit Cost
Discount rate	6.50	7.25
Salary increase	3.25	3.25
Expected long-term rate of return on plan assets	7.75	8.50

For Westcoast the discount rate used to determine the pension obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

Plan Assets Westcoast:

	Target Allocation	Percentage of Fair Value of Plan Assets at September 30
Asset Category		2003	2002
Canadian equity securities	25%	37%	33%
US equity securities	20	15	13
EAFE securities(a)	20	15	14
Debt securities	35	33	40

Total	100%	100%	100%

(a) EAFE—Europe, Australasia, Far East

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Westcoast assets for registered pension plans are maintained by a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. The asset allocation targets were set after considering the investment objective and the risk profile with respect to the trust. Canadian equities are held for their high expected return. Non-Canadian equities are held for their high expected return as well as diversification relative to Canadian equities and debt securities. Debt securities are also held for diversification.

The long-term rate of return of 7.5% as of September 30, 2003 for the Westcoast assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 3.15% for Canadian equities, 1.27% for U.S. equities, 1.41% for Europe, Australasia and Far East equities, and 1.79% for fixed income securities.

Duke Energy U.S. Other Post-Retirement Benefits.    Duke Capital and most of its subsidiaries, in conjunction with Duke Energy provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is amortized over approximately 20 years.

The fair value of Duke Energy’s plan assets was $242 million as of September 30, 2003 and $227 million as of September 30, 2002. The accumulated post-retirement benefit obligation was $924 million as of September 30, 2003 and $779 million as of September 30, 2002.

Duke Capital’s net periodic post-retirement benefit cost, as allocated by Duke Energy, was $24 million for 2003 and $14 million in 2002.

Assumptions Used in Duke Energy’s Other Postretirement Benefits Accounting

	2003	2002	2001
	(percents)
Benefit Obligations
Discount rate	6.00	6.75	7.25
Salary increase	5.00	5.00	4.94
Net Period Benefit Cost
Discount rate	6.75	7.25	7.50
Salary increase	5.00	5.00	4.94
Expected long-term rate of return on plan assets	8.50	9.25	9.25

For measurement purposes, the net per capita cost of covered health care benefits for employees who are not eligible for Medicare is assumed to have an initial annual rate of increase of 10.5% in 2003 that will gradually decrease to 6% in 2009. For employees who are eligible for Medicare, an initial annual rate of increase of 13.5% in 2003 will gradually decrease to 6% in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in the assumed health care trend rate would change the allocated net periodic post-retirement benefit cost for Duke Capital to increase or decrease by approximately $1 million.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Westcoast Other Post-Retirement Benefits.    Westcoast provides health care and life insurance benefits for retired employees on a non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. Effective December 31, 2003, a new plan was implemented for all non bargaining employees and the majority of bargaining employees retiring on and after January 1, 2006. The new plan is predominantly a defined contribution plan as compared to the existing defined benefit program.

Other post-retirement benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is amortized over the average remaining service period of the active employees covered by the plans. The average remaining service period of the active employees is 18 years.

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast—as of December 31,

	2003	2002
	(in millions)
Service cost benefit earned during the year	$2	$2
Interest cost on accumulated post-retirement benefit obligation	4	2
Curtailment loss	1	—

Net periodic post-retirement benefit costs	$7	$4

Reconciliation of Funded Status to Accrued Post-Retirement Benefit Costs—as of December 31,
	2003	2002
	(in millions)
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$49	$45
Service cost	2	2
Interest cost	4	2
Actuarial loss	30	2
Benefits paid	(2)	(2)
Divestiture	(2)	—
Plan curtailments	1	—
Plan amendments	(12)	—
Foreign currency exchange rate change	11	—

Accumulated post-retirement benefit obligation at measurement date	$81	$49

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$—	$—
Benefits paid	(2)	(2)
Employer contributions	2	2

Plan assets at measurement date	$—	$—

Funded status	$(81)	$(49)
Employer contributions made after measurement date	1	—
Unrecognized net experience loss	32	2
Unrecognized prior service cost	(12)	—

Accrued post-retirement benefit costs	$(60)	$(47)

For Westcoast, the benefit obligation at the beginning of the year 2002 represent balances assumed or acquired in the acquisition of Westcoast as of March 14, 2002

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Assumptions Used for Post-Retirement Benefits Accounting for Westcoast

	2003	2002
	(percents)
Benefit Obligations
Discount rate	6.00	6.50
Salary increase	3.25	3.25
Net Period Benefit Cost
Discount rate	6.50	7.25
Salary increase	3.25	3.25

For Westcoast the discount rate used to determine the pension obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

Assumed Health Care Cost Trend Rates for Westcoast as of December 31,

	2003	2002
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Sensitivity to Changes in Assumed Health Care Cost Trend Rates Westcoast Plans

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$—
Effect on post-retirement benefit obligation	10	(9)

20. Related Party Transactions

Balances due to or due from Duke Energy included in the Consolidated Balance Sheets as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(in millions)
Receivables	$208	$7
Advances receivable(b)	464	533
Accounts payable	155	163
Taxes accrued(a)	(281)	(124)

(a)	December 31, 2003 balance is classified as Other Current Assets on the Consolidated Balance Sheets.
(b)	Advances receivable are classified as Investments and Other Assets—Other on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.

Included in the Consolidated Statements of Operations are operating revenues (including Trading and Marketing net margin) and management fees of $17 million for 2003, $52 million for 2002 and $35 million for 2001 related to intercompany sales to Duke Energy.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Notes Receivable on the Consolidated Balance Sheets included $146 million as of December 31, 2003 and $113 million as of December 31, 2002 due from unconsolidated affiliates. Of the notes outstanding as of December 31, 2003, $128 million related to notes from partners in two projects in which International Energy had 30% and 50% ownership and the majority of the remaining $18 million related to notes that Crescent had with partners in three of its joint ventures. These outstanding notes receivables had interest rates at or above current market rates.

In 2002, Natural Gas Transmission recognized $28 million in earnings for a construction fee received from an unconsolidated affiliate related to the successful completion of Gulfstream.

In 2003, Natural Gas Transmission sold its ownership interest in Alliance Pipeline and Vector Pipeline. However, Natural Gas Transmission has certain commitments to pay for firm capacity on these pipelines. Payments for the year ended December 31, 2003 were $33 million and $30 million for the year ended December 31, 2002.

Subsidiaries of Duke Capital and Fluor Corporation formed the D/FD 50/50 partnership in 1989. The partnership provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fueled plants in the U.S. and internationally. D/FD was the primary builder of DENA’s merchant generation plants. D/FD has built and provides support for some plants for Duke Energy. Fifty percent of the profit earned by D/FD for the construction of affiliates’ generation plants, which is associated with Duke Capital’s ownership, is either deferred in consolidation until the plant is sold or, once the plant becomes operational, the deferred profit is amortized over the plant’s useful life or on an accelerated basis if the plants are impaired. Fifty percent of the profit earned by D/FD for operating and maintenance services for Duke Capital owned plants is eliminated in consolidation. For the year ended December 31, 2003, Duke Capital deferred profit of $59 million for D/FD construction contracts and eliminated profit of less than one million for operating and maintenance services. For the year ended December 31, 2002, Duke Capital deferred profit of $159 million for construction contracts and eliminated profit of $3 million for operating and maintenance services. For the year ended December 31, 2001, Duke Capital deferred profit of $54 million for construction contracts and eliminated profit of $9 million for operating and maintenance services. In addition, as part of the D/FD partnership agreement, excess cash is loaned at current market rates to Duke Capital and Fluor Enterprises, Inc. (See Note 13). During 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership between subsidiaries of the two companies will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005.

In the normal course of business, Duke Capital’s consolidated subsidiaries enter into energy trading contracts or other derivatives with one another. On a separate company basis, each subsidiary accounts for such contracts as if it were transacted with a third party and records the contract using mark-to-market or accrual accounting, as applicable. For example, DETM may enter into a contract to purchase natural gas from DEFS. DEFS may record this contract using accrual accounting, while DETM may mark the contract to market through its current earnings. In the consolidation process, the effects of this intercompany contract are eliminated, and not reflected in Duke Capital’s Consolidated Financial Statements.

Also see Note 13, Debt and Credit Facilities, Note 16, Commitments and Contingencies, and Note 17, Guarantees and Indemnifications, for additional related party information.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

21. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2003
Operating revenues	$4,531	$3,905	$4,018	$4,064	$16,518
Operating income (loss)	514	526	(104)	(2,741)	(1,805)
Income (loss) before cumulative effect of change in accounting principle	208	302	(104)	(2,071)	(1,665)
Net income (loss)	75	302	(104)	(2,071)	(1,798)

2002
Operating revenues	$2,272	$2,491	$2,425	$4,224	$11,412
Operating income	354	565	149	383	1,451
Net income (loss)	179	284	(23)	(119)	321

The amounts in the above tables have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2003 (see Note 11) as well as other reclassifications made in 2003 (See Note 1).

During the first quarter of 2003, Duke Capital recorded charges related to changes in accounting principles of $133 million, net of tax and minority interest (see Note 1).

During the third quarter of 2003, Duke Capital recorded the following unusual or infrequently occurring items: goodwill impairment related to DENA’s trading and marketing business of $254 million (see Note 8), severance charges of $105 million for work force reductions;); a $52 million tax benefit related to International Energy’s goodwill impairment recognized in 2002 for the gas trading business in Europe; and a settlement with the CFTC of $17 million, net of minority interest expense, by DENA (see Note 16).

During the fourth quarter of 2003, Duke Capital recorded the following unusual or infrequently occurring items: impairments on DENA’s Southeastern plants and its deferred Western plants and charges for the re-designation of certain hedges at DENA from accrual to mark-to-market that were related to its impaired assets of $2,903 million (see Note 10); charges and impairments of $292 million to complete International Energy’s exit from the European market and the divestiture of its Australian assets (see Note 11); a $51 million write-off of an abandoned corporate risk management information system (see Note 10); severance charges of $15 million for workforce reductions; and additional employee benefit expense of approximately $28 million.

During the third quarter of 2002, Duke Capital recorded the following unusual or infrequently occurring items: charges at DENA for the termination of certain turbines on order and the write-down of other uninstalled turbines of $121 million (see Note 10), the partial write-off of site development costs (primarily in California) of $31 million (see Note 10), partial impairment of a merchant plant of $31 million (see Note 10), and demobilization costs related to the deferral of DENA merchant power projects of $12 million; charges of $91 million at International Energy for the write-off of site-development costs and the write-down of uninstalled turbines, primarily related to planned energy plants in Brazil (including amounts classified as discontinued operations, see Note 10 and Note 11); and severance charges of $12 million for work force reductions.

During the fourth quarter of 2002, Duke Capital recorded the following unusual or infrequently occurring items: charges at DENA for information technology systems write-offs of $24 million (see Note 10), and demobilization costs related to the deferral of DENA merchant power projects of $10 million; impairment of

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

goodwill at International Energy’s European trading and marketing business of $194 million (see Note 8); asset impairments at Field Services of $40 million ($28 million at Duke Capital’s 70% share) (see Note 10); and severance charges of $56 million for work force reductions.

22. Subsequent Events

In January 2004, Duke Capital, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004, DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Additionally, during the first quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions will result in cash proceeds of approximately $236 million and a net loss of approximately $3 million.

In February 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

On March 10, 2004 DEFS entered into an agreement to acquire gathering, processing and transmission assets in Southeast New Mexico from ConocoPhillips for approximately $75 million. Pending approval from the government authorities, the transaction is scheduled to close in second quarter 2004.

On March 14, 2004, Duke Capital entered into a share sale agreement with Alinta Ltd. to purchase Duke Capital’s assets in Australia and New Zealand for approximately US$1.2 billion. The sale will result in a gain for Duke Capital and is expected to close in second quarter 2004.

For information on subsequent events related to debt and other financing matters refer to Note 13. For information on subsequent events related to Regulatory Matters refer to Note 4. For information on subsequent events related to litigation and contingencies refer to Note 16—Litigation.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions				Balance at End of Period
		Charged to Expense	Charged to Other Accounts		Deductions(a)
	(in millions)
December 31, 2003:
Allowance for doubtful accounts	$235	$54	$11		$64	$236
Other(b)	364	157	17		274	264

	$599	$211	$28		$338	$500

December 31, 2002:
Allowance for doubtful accounts	$255	$54	$5		$79	$235
Other(c)	320	222	34		212	364

	$575	$276	$39		$291	$599

December 31, 2001:
Allowance for doubtful accounts	$187	$158	$4		$94	$255
Other(b)	283	199	60		222	320

	$470	$357	$64	(d)	$316	$575

(a)	Principally cash payments and reserve reversals.
(b)	Principally litigation and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Principally litigation, impairment and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	Principally reserves for construction costs, and litigation and other reserves assumed in business acquisitions.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Duke Capital LLC:

We have audited the accompanying consolidated balance sheets of Duke Capital LLC and subsidiaries (Duke Capital) (formerly known as Duke Capital Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duke Capital’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Capital at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001. As discussed in Note 1 and Note 8, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. As discussed in Note 1 and Note 6, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. As discussed in Note 1, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” as of July 1, 2003. As discussed in Note 1, Note 14, and Note 15, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as of July 1, 2003. As discussed in Note 1, Duke Capital adopted the provisions of Emerging Issues Task Force No. 02-03, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” as of January 1, 2003.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Charlotte, North Carolina March 16, 2004

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements of Duke Capital LLC (Duke Capital) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

Duke Capital’s system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management’s authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. Duke Capital’s accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and an internal audit program augment Duke Capital’s accounting controls.

/s/ KEITH G. BUTLER
Keith G. Butler Chief Financial Officer and Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Duke Capital’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Duke Capital’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this annual report. Duke Capital’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Capital’s reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In performing its audit of Duke Capital’s Consolidated Financial Statements for the year ended December 31, 2003, Duke Capital’s independent auditors, Deloitte & Touche LLP (Deloitte), noted certain matters involving Duke Capital’s internal controls that it considered to be a reportable condition under the standards established by the American Institute of Certified Public Accountants. A reportable condition involves matters relating to significant deficiencies in the design or operation of internal controls that, in Deloitte’s judgment, could adversely affect Duke Capital’s ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The reportable condition noted by Deloitte related to the sufficiency of supporting documentation and transaction analysis, the application of generally accepted accounting principles, and the treatment of intercompany transactions during the consolidation process. The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on Duke Capital’s financial statements. Management has discussed the reportable condition with the Duke Capital Board of Directors and is implementing procedures and controls to address the identified deficiencies and enhance the reliability of Duke Capital’s internal control procedures.

Management has concluded that the Disclosure Controls Evaluation identified no changes in Duke Capital’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

PART III.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy that were charged to Duke Capital for 2003 and 2002:

Type of Fees	FY 2003	FY 2002
	(In Millions)
Audit Fees (a)	$8.5	$6.6
Audit-Related Fees (b)	1.5	6.6
Tax Fees (c)	8.0	6.7
All Other Fees (d)	0.2	1.0

Total fees:	$18.2	$20.9

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of Duke Energy’s consolidated financial statements included in Duke Energy’s Annual Report on Form 10-K and review of financial statements included in Duke Energy’s Quarterly Reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy’s financial statements, including assistance with acquisitions and divestitures, internal control reviews, and employee benefit plan audits.
(c)	Tax Fees are fees billed by Deloitte for tax compliance, tax examination assistance and tax planning services.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

To safeguard the continued independence of the independent auditors, the Duke Energy Audit Committee (Audit Committee) has adopted a policy that expands Duke Energy’s existing policy preventing Duke Energy’s independent auditors from providing services to Duke Energy that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Duke Energy that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, who is an independent director. The Chairman has presented all approval decisions to the full Audit Committee. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 21 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2003, 2002 and 2001

Independent Auditors’ Report

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(b) Reports on Form 8-K

Duke Capital filed no reports on Form 8-K during the fourth quarter of 2003.

(c) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2004	DUKE CAPITAL LLC (Registrant)

	By:	/s/ DAVID L. HAUSER
David L. Hauser President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	Principal executive officer:

/s/ DAVID L. HAUSER

David L. Hauser

President

(ii)	Principal financial and accounting officer:

/s/ KEITH G. BUTLER

Keith G. Butler

Chief Financial Officer and Controller

(iii)	Directors:

/s/ DAVID L. HAUSER

David L. Hauser

/s/ FRED J. FOWLER

Fred J. Fowler

/s/ JIM W. MOGG

Jim W. Mogg

Date: March 16, 2004

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

	2.1	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).

	3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

	3.2	Limited Liability Company Agreement of registrant (filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

	4.1	Senior Indenture between Duke Capital LLC (formerly known as Duke Capital Corporation) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, dated as of April 1, 1998 (the “Indenture”)(filed with Form S-3, File No. 333-71297, effective February 10, 1999, as Exhibit 4.1).

*	4.2	First Supplemental Indenture dated as of July 20, 1998 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.3	Second Supplemental Indenture dated as of September 28, 1999 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.4	Third Supplemental Indenture dated as of March 19, 2001 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

	4.5	Fourth Supplemental Indenture dated as of November 19, 2001 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture (filed with Current Report on Form 8-K of Duke Energy Corporation, File No. 1-4928, filed November 20, 2001, as Exhibit 4.1-A).

*	4.6	Fifth Supplemental Indenture dated as of February 15, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.7	Sixth Supplemental Indenture dated as of February 28, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.8	Seventh Supplemental Indenture dated as of April 16, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.9	Eighth Supplemental Indenture dated as of February 18, 2004 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

*	4.10	Ninth Supplemental Indenture dated as of February 20, 2004 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

	10.1	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

	10.2	Contribution Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of Duke Energy Corporation, filed December 30, 1999).

	10.3	Governance Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of Duke Energy Corporation, filed December 30, 1999).

Exhibit Number

10.4	First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).

10.5	Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).

10.6	Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of March 31, 2000 (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10.7	First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10.8	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed as Exhibit 10.18 to Form 10-K of Duke Energy Corporation for the year ended December 31, 2002, File No. 1-4928).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23(a)	IndependentAuditors’ Consent.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.