Form 10-K/A
period 2003-12-31
DUKE CAPITAL LLC
filed 2004-08-09
CIK 1051116

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

For the transition period from                      to

Commission file number 0-23977

DUKE CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1107586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
526 South Church Street, Charlotte, North Carolina	28202-1803
(Address of principal executive offices)	(Zip Code)

704-594-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
8 3/8% Trust Preferred Securities issued by Duke Capital Financing Trust III and guaranteed by Duke Capital LLC	New York Stock Exchange, Inc.
4.32% Senior Notes due 2006	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Limited Liability Company Member Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(c).

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2003	None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Duke Capital LLC (Duke Capital) for the fiscal year ended December 31, 2003 is being filed for the purpose of amending and revising Items 1, 2, 3, 6, 7, 8, 9A and 15. This Form 10-K/A is being filed in order to (1) present Duke Capital’s real estate operations, Crescent Resources, LLC (Crescent), as a separate reportable segment (see Note 3 to the Consolidated Financial Statements), (2) to present the effects of additional discontinued operations as a result of the change within the Field Services reportable segment (see Note 11 to the Consolidated Financial Statements), (3) to revise certain financial statement captions related to Crescent (see Note 23 to the Consolidated Financial Statements), (4) to provide updates to significant litigation matters since the original filing date of March 16, 2004 (see Note 16 to the Consolidated Financial Statements), (5) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (6) to update for material subsequent events occurring since the original filing date of March 16, 2004 (see Note 22 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholder’s equity.

DUKE CAPITAL LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003

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

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, Duke Energy North America (DENA), International Energy and Crescent Resources, LLC (Crescent).. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Capital business units are considered reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Beginning in 2004, Crescent formerly part of Other Operations, is considered a separate reportable segment. All information for all the years presented within this report has been updated to show the impact of presenting Crescent as a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages “legacy” land holdings primarily in the Southeastern and Southwestern U.S.

All other entities previously included in Other Operations and now within Other still remain, primarily: DukeNet Communications, LLC (DukeNet), and Duke/Fluor Daniel (D/FD). DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. On July 9, 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Also previously included in Other Operations was Energy Delivery Services, an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale in December 2003. Additionally, Duke Capital Partners, LLC, a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been previously included in Other Operations, but is now classified as discontinued operations.

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

Derivative.    A contract in which its price is based on the value of underlying securities, equity indices, debt instruments, commodities or other benchmarks or variables. Often used to hedge risk, derivatives involve the trading of rights or obligations, but not the direct transfer of property and gains or losses are often settled net.

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

CRESCENT

Beginning in 2004, Crescent, formerly part of Other Operations, is considered a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings, primarily in the Southeastern and Southwestern U.S. On December 31, 2003, Crescent owned 1.3 million square feet of commercial, industrial and retail space, with an additional 0.9 million square feet under construction. This portfolio included 1.4 million square feet of office space, 0.4 million square feet of warehouse space and 0.4 million square feet of retail space. Crescent’s residential developments include high-end country club and golf course communities, with individual lots sold to custom builders and tract developments sold to national builders. Crescent had four multi-family communities at December 31, 2003, including two operating properties and two properties under development. On December 31, 2003, Crescent also managed approximately 134,000 acres of land.

Competition and Regulation

Crescent competes with multiple regional and national real estate developers across its various business lines in the Southeastern and Southwestern U.S. Crescent’s residential division sells developed lots to regional and national home builders and retail buyers, competing with other developers and home builders with an inventory of developed lots. Crescent’s commercial division leases office, industrial and retail space, competing with other public and private developers and owners of commercial property, including national real estate investment trusts (REITs). Similarly, Crescent’s multi-family division leases apartment units primarily to individuals, competing with other private developers and multi-family REITs.

Crescent is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

OTHER

Beginning in 2004, with the exception of Crescent, all other entities, previously part of Other Operations as defined in Duke Capital’s Form 10-K for December 31, 2003 and now within Other still remain, primarily: DukeNet and D/FD. Unallocated corporate costs are also included in Other.

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

The entities within Other are subject to the jurisdiction of the EPA and international, state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

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

CRESCENT

(For information regarding Crescent’s properties, see “Business—Crescent” earlier in this section.)

OTHER

(For information regarding the properties of the business unit now known as Other, see “Business—Other” earlier in this section.)

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

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

Item 6. Selected Financial Data.(a)

	2003(a)(b)	2002(a)	2001(a)	2000(a)	1999(a)
	Dollars in millions
Statement of Operations
Operating revenues	$16,143	$11,121	$13,452	$11,143	$5,009
Operating expenses	17,838	9,774	10,930	9,689	4,329
Gains on sales of investments in commercial and multi-family real estate	84	106	106	75	116
(Losses) gains on sales of other assets, net	(203)	—	238	214	132

Operating (loss) income	(1,814)	1,453	2,866	1,743	928
Other income and expenses, net	498	365	237	598	200
Interest expense	1,070	861	536	597	308
Minority interest expense	39	73	282	261	106

(Loss) earnings from continuing operations before income taxes	(2,425)	884	2,285	1,483	714
Income tax (benefit) expense from continuing operations	(920)	281	851	533	240

(Loss) income from continuing operations	(1,505)	603	1,434	950	474
(Loss) income from discontinued operations, net of tax	(160)	(282)	(15)	—	10

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(1,665)	321	1,419	950	484
Extraordinary gain, net of tax	—	—	—	—	660
Cumulative effect of change in accounting principle, net of tax and minority interest	(133)	—	(69)	—	—

Net (loss) income	$(1,798)	$321	$1,350	$950	$1,144

Ratio of Earnings to Fixed Charges	— (c)	1.6	3.6	3.1	3.0
Balance Sheet
Total assets	$40,105	$45,106	$35,207	$43,595	$20,618
Long-term debt, less current maturities	13,652	15,703	9,124	6,952	5,319

(a)	Prior year amounts have been restated due to the merger of Duke Energy Fuels into a wholly owned subsidiary of Duke Capital. In addition, certain other amounts have been revised. (See Note 23 to the Consolidated Financial Statements.)
(b)	As of January 1, 2003, Duke Capital adopted the remaining provisions of Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.
(c)	Earnings were inadequate to cover fixed charges by $2,392 million for the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis includes the effects of revisions in order to (1) present Duke Capital’s real estate operations, Crescent Resources, LLC (Crescent), as a separate reportable segment (see Note 3 to the Consolidated Financial Statements), (2) to present the effects of additional discontinued operations as a result of the change within the Field Services reportable segment (see Note 11 to the Consolidated Financial Statements), (3) to revise certain financial statement captions related to Crescent (see Note 23 to the Consolidated Financial Statements), (4) to provide updates to significant litigation matters since the original filing date of March 16, 2004 (see Note 16 to the Consolidated Financial Statements), (5) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (6) to update for material subsequent events occurring since the original filing date of March 16, 2004 (see Note 22 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholder’s equity.

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

Duke Capital’s current goals for 2004 include: positive net cash generation; investing in its strongest businesses such as Natural Gas Transmission and Crescent; continuing to size its businesses to market realities; addressing merchant energy issues; strengthening relationships with customers; and further reducing regulatory and legal uncertainty. A major focus for 2004 will be to complete the execution of the plans Duke Capital announced for its merchant and international business, including the sale of its assets in the Southeastern U.S and Australia, and its exit from Europe. Duke Capital also plans to continue to pay down debt in 2004 by $2.3 to $2.8 billion to further strengthen its balance sheet. (Included in the expected 2004 debt reduction amount is approximately $900 million of Australian dollar denominated debt related to International Energy’s Australian operations.) Duke Capital believes it is well-positioned to generate cash in 2004 from asset sales and operations to meet its goals of reducing debt and providing for maintenance and modest expansion.

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

Consolidated Operating Revenues

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating revenues for 2003 increased $5,022 million, compared to 2002. This change was driven by a $4,280 million increase in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues, due primarily to increased NGL pricing, and due to the adoption of the final consensus on Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” on January 1, 2003. As of that date, Duke Capital began to report revenues and expenses for certain derivative and non-derivative gas and other contracts on a gross basis instead of a net basis. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF Issue No. 02-03.

Regulated Natural Gas revenues also increased $742 million due primarily to increased transportation, storage and distribution revenues from assets acquired or consolidated as a part of the acquisition of Westcoast in March 2002.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating revenues for 2002 decreased $2,331 million, compared to 2001. The decrease was due primarily to decreased trading and marketing net margins (included in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues on the Consolidated Statements of Operations) as a result of the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels, reduced spark spreads and decreased market liquidity. The decrease was also a result of decreased revenues on the sale of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased transportation, storage and distribution revenue from assets acquired or consolidated as part of the Westcoast acquisition in March 2002.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating expenses for 2003 increased $8,064 million, compared to 2002. Changes in consolidated operating expenses were driven primarily by asset impairments and related charges, and by the same drivers that affected consolidated operating revenues: increased purchase costs for NGLs and the adoption of the final consensus on EITF Issue No. 02-03, and additional expenses due to the acquisition of Westcoast.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating expenses for 2002 decreased $1,156 million, compared to 2001. The decrease was due primarily to a reduction in expenses related to the purchases of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased operating expenses from assets acquired or consolidated as part of the Westcoast acquisition in March 2002, and various asset impairment and severance charges related to market conditions and strategic actions taken by management.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate were $84 million for 2003 and $106 million in 2002 and 2001. For a detailed discussion of these results see the separate Crescent segment discussion below.

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

Consolidated Operating Income

Year Ended December 31, 2003 as Compared to December 31, 2002.    For 2003, consolidated operating income decreased $3,267 million, compared to 2002. Lower operating income was driven by decreased operating income at DENA of $3,699 million, due primarily to asset impairments and related charges, as discussed above.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating income for 2002 decreased $1,413 million, compared to 2001. The decrease was driven by a $1,430 million decrease at DENA due to decreased trading and marketing results (as previously described), decreased average prices realized on electric generation, and certain charges taken as a result of 2002 market conditions and strategic actions by management. Also contributing to the decrease was a $314 million decrease at Field Services due to decreased commodity prices such as NGLs and natural gas. Slightly offsetting these decreases was a $488 million increase at Natural Gas Transmission due primarily to the acquisition of Westcoast in March 2002.

For a more detailed discussion of these variances, see segment discussions below.

Consolidated Other Income and Expenses

Other Income and Expenses increased $133 million for the year ended December 31, 2003 and $128 million for the year ended December 31, 2002. The increase for 2003 was driven primarily by DENA’s $178 million gain on the sale of its 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel) in June 2003 and Natural Gas Transmission’s $90 million gain on sales of various investments in 2003, offset by foregone earnings from the sale of those investments. The increase for 2002 was driven by Natural Gas Transmission’s $32 million gain on the sale of a portion of its partnership interests in Northern Border Partners L.P. in 2002.

Segment Results

Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Capital. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances, and third-party interest income on those balances, are generally excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Capital’s ownership interest in operations without regard to financing methods or capital structures.

EBIT is viewed as a non-Generally Accepted Accounting Principle (GAAP) measure under the rules of the Securities and Exchange Commission (SEC). EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Capital’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Natural Gas Transmission	$1,317	$1,161	$607
Field Services	186	149	334
Duke Energy North America	(3,341)	169	1,487
International Energy	210	102	236
Crescent	133	158	167

Total reportable segment EBIT	(1,495)	1,739	2,831
Other	79	(52)	(22)

Total reportable segment and other EBIT	(1,416)	1,687	2,809
Minority interest expense and other(a)	61	58	12
Interest expense	(1,070)	(861)	(536)

Consolidated (loss) earnings from continuing operations before income taxes	$(2,425)	$884	$2,285

(a)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$3,197	$2,464	$1,060
Operating expenses	1,969	1,420	504
Gains on sales of other assets, net	7	—	—

Operating income	1,235	1,044	556
Other income, net of expenses	125	148	51
Minority interest expense	43	31	—

EBIT	$1,317	$1,161	$607

Proportional throughput, TBtu(a)	3,362	3,160	1,781

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $733 million, compared to 2002. This increase was driven primarily by:

•	A $466 million increase in transportation, storage and distribution revenue in January and February 2003 from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002 (see Note 2 to the Consolidated Financial Statements)

•	A $177 million increase due to foreign exchange favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar

•	An $81 million increase from recovery of natural gas commodity costs that are passed through to customers without a mark-up at Union Gas Limited (Union Gas). This amount is offset in expenses.

•	A $31 million increase from completed and operational business expansion projects in the U.S.

•	A $58 million decrease from operations sold in 2003 and the fourth quarter of 2002 (see Note 2 to the Consolidated Financial Statements)

Operating Expenses.    Operating expenses for 2003 increased $549 million, compared to 2002. This increase was driven primarily by:

•	A $319 million increase in transportation, storage, and distribution expenses in January and February 2003 from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002

•	A $132 million increase caused by foreign exchange impacts

•	An $81 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues.

•	A $20 million increase from 2003 severance charges related to workforce reductions

•	A $38 million decrease from operations sold in the fourth quarter of 2002 and in 2003

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

Field Services

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$8,661	$5,990	$8,341
Operating expenses	8,428	5,854	7,891
Losses on sales of other assets, net	(4)	—	—

Operating income	229	136	450
Other income, net of expenses	67	60	45
Minority interest expense	110	47	161

EBIT	$186	$149	$334

Natural gas gathered and processed/transported, TBtu/d(a)	7.5	8.0	8.2
NGL production, MBbl/d(b)	359.1	384.4	390.0
Average natural gas price per MMBtu(c)	$5.39	$3.22	$4.27
Average NGL price per gallon(d)	$0.53	$0.38	$0.45

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Does not reflect results of commodity hedges

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $2,671 million, compared to 2002. The increase was due primarily to a $2.17 per MMBtu increase in average natural gas prices of approximately $2,250 million and a $0.15 per gallon increase in average NGL prices of approximately $1,195 million. Lower throughput and NGL production partially offset higher revenues by approximately $120 million related to natural gas volume and approximately $380 million related to lower NGL production. The results of cash flow hedging also partially offset higher revenues by approximately $179 million, as hedge contracts locked in an average MMBtu price below market.

Operating Expenses.    Operating expenses for 2003 increased $2,574 million, compared to 2002. The increase was due primarily to increased costs of raw natural gas and natural gas liquids supply of approximately $2,985 million, offset by lower throughput volumes of approximately $440 million. Other factors contributing to higher operating expenses included severance charges in 2003 and other employee related expenditure increases totaling approximately $36 million.

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

Minority Interest Expense.    Minority interest expense at Field Services increased $63 million in 2003, compared to 2002, due to increased earnings from Duke Energy Field Services, LLC (DEFS), Duke Capital’s joint venture with ConocoPhillips. The increase in minority interest expense was not proportionate to the increase in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS.

EBIT.    EBIT for 2003 increased $37 million compared to the same period in 2002, as a result of better pricing and other factors discussed above.

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

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $2,351 million, compared to 2001. The decrease was due primarily to a $1.05 per MMBtu decrease in average natural gas prices and a decrease in average NGL prices of approximately $0.07 per gallon. Other factors contributing to lower operating revenues were reduced levels of natural gas gathered and processed/transported (throughput) of 0.2 TBtu per day, and a lower trading and marketing net margin as a result of market conditions.

Operating Expenses.    Operating expenses for 2002 decreased $2,037 million, compared to 2001. The decrease was due primarily to a decrease in average natural gas prices of $1.05 per MMBtu, a $0.07 per gallon decrease in average NGL prices and lower throughput levels. Partially offsetting these decreases were increases in operating and maintenance costs and general administrative costs of $113 million, resulting from increased maintenance on equipment, pipeline integrity and core business process improvements. Additionally, Field Services recorded, as part of its internal review of balance sheet accounts, approximately $53 million of charges ($37 million at Duke Capital’s 70% share) in 2002, as described above.

Minority Interest Expense.    Minority interest at Field Services decreased $114 million in 2002, compared to 2001, due primarily to decreased earnings from DEFS, Duke Capital’s joint venture with ConocoPhillips. The decrease in minority interest expense was not proportionate to the decrease in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS.

EBIT.    EBIT for 2002 decreased $185 million, compared to 2001, primarily as a result of the changes in commodity prices and increases in operating, and general and administrative costs.

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

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $1,462 million, compared to 2001. Significant increases in the megawatt capacity of generation assets in operation were more than offset by decreases in the average price realized for electricity generated, resulting in a reduction in operating revenue of $415 million. In addition, revenues decreased $1,017 million as a result of a decrease in the trading and marketing net margin. DENA’s results reflected the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels (measures of the fluctuation in the prices of energy commodities or products), reduced spark spreads, and decreased market liquidity.

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

Crescent

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating revenues	$284	$226	$213
Operating expenses	232	177	151
Gains on sales of investments in commercial and multi-family real estate	84	106	106

Operating income	136	155	168
Other income, net of expenses	—	1	1
Minority interest expense (benefit)	3	(2)	2

EBIT	$133	$158	$167

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $58 million, compared to 2002. The increase was driven primarily by increased revenues of $69 million from residential developed lot sales offset by a $5 million decrease in commercial rents. Residential developed lot sales increased in 2003 primarily due to sales in a new development in South Carolina of $51 million and increased sales in an existing project in Florida of $28 million. The decrease in commercial rents was due to a smaller portfolio of commercial properties in 2003 as a result of decreased development activities in the commercial sector.

Operating Expenses.    Operating expenses for 2003 increased $55 million, compared to 2002. The cost of residential developed lot sales increased $50 million as a result of increased sales as discussed above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    2003 Gains on sales of Investments in Commercial and Multi-family Real Estate decreased $22 million compared to 2002 primarily due to a $40 million decrease in legacy land sales offset by a $17 million increase in commercial land sales. The decrease in legacy land sales is due to a declining inventory of large, contiguous tracts in North and South Carolina, as well as a decrease in demand by large tract purchasers. The increase in commercial land sales is due to the initial sales of land at our Potomac Yard project in the Washington, DC area.

EBIT.    For 2003, EBIT decreased $25 million, compared to 2002, due primarily to decreased land management sales partially offset by earnings from commercial land sales and increased residential developed lot sales.

Matters Impacting Future Crescent’s Results

Crescent plans sustained levels of earnings in its development activities, while generating additional cash flow through increased sales of developed and undeveloped land. Crescent estimates 0%-2% compounded annual earnings growth over the next three years.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 increased $13 million, compared to 2001. The increase was driven primarily by a $29 million increase in Crescent’s residential developed lot sales in 2002, due to the addition of several high-end communities offset by a $19 million reduction in commercial rental revenue due to soft market conditions and a smaller portfolio of commercial properties due to large portfolio sales in 2001.

Operating Expenses.    Operating expenses for 2002 increased $26 million, compared to 2001. The increase was driven by a $28 million increase in the cost of developed lot sales resulting from an increase in sales as discussed above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    The 2002 gains on sales of investments in commercial and multi-family real estate remained flat over 2001. However, commercial project sales decreased $30 million due to a reduced inventory of commercial buildings available for sale resulting from large portfolio sales in 2001. Offsetting this decrease was a $29 million increase in legacy land sales in 2002, resulting from opportunities to accelerate sales of large, contiguous tracts in North and South Carolina.

Other

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating revenues	$358	$322	$659
Operating expenses	309	321	734
Gains on sales of other assets, net	2	—	—

Operating income (loss)	51	1	(75)
Other income (loss), net of expenses	28	(53)	53

EBIT	$79	$(52)	$(22)

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $36 million, compared to 2002. The increase was driven primarily by an increase in revenues at Energy Delivery Services (EDS), as a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year. EDS was subsequently sold in December 2003. The increase in revenues was offset by a decrease in revenues due to the sale of Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) in 2002.

Operating Expenses.    Operating expenses for 2003 decreased $12 million, compared to 2002. The decrease was driven primarily by the sale of DE&S and DukeSolutions in 2002. The decrease in operating expenses was partially offset by increased operating expenses at EDS a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year and a write-off related to a corporate risk management information system that was abandoned.

Other Income, net of expenses.    Other income, net of expenses increased $81 million for 2003, compared to 2002 due primarily to increased equity earnings related to Duke/Fluor Daniel (D/FD).

EBIT.    For 2003, EBIT increased $131 million, compared to 2002. As discussed above, the increase in EBIT was primarily driven by the change in other income.

Matters Impacting Future Other Results

In 2003, a significant portion of Other was either sold or classified as held-for-sale. For 2004, Other will be comprised mainly of DukeNet Communications, LLC (DukeNet), D/FD and certain unallocated corporate costs. Earnings from DukeNet should remain relatively stable, while earnings from D/FD will continue to decrease as the partnership winds down.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $337 million, compared to 2001. The decrease was driven primarily by the sale of DE&S and DukeSolutions in 2002, resulting in a partial year of revenues compared to a full year in 2001 offset by an increase in revenues from EDS, which was formed in the second quarter of 2002.

Operating Expenses.    Operating expenses for 2002 decreased $413 million, compared to 2001. The decrease was driven primarily by the sale of DE&S and DukeSolutions in 2002, resulting in a partial year of expenses offset by an increase in operating expenses as a result of the formation of EDS in the second quarter of 2002 and severance charges in 2002 at D/FD due to the downturn in the domestic power industry.

Other Income, net of expenses.    Other income, net of expenses decreased $106 million due primarily to decreased equity earnings from D/FD.

EBIT.    EBIT for 2002 decreased $30 million, compared to 2001 due to the factors described above.

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

Minority interest expense decreased $34 million in 2003 as compared to 2002, and decreased $209 million in 2002 as compared to 2001. Through June 30, 2003, minority interest expense included expense related to regular distributions on trust preferred securities of Duke Capital. As of July 1, 2003, those distributions were accounted for as interest expense on a prospective basis in accordance with the adoption of SFAS No. 150. As a result of this accounting change, and due to lower distributions related to Catawba River Associates, LLC (changes in its ownership structure as of October 2002 caused costs associated with this financing to be classified as interest expense from minority interest), minority interest expense decreased $54 million for 2003 and $31 million for 2002.

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of Duke Capital’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) increased $20 million in 2003 as compared to 2002, and decreased $178 million in 2002 as compared to 2001. The 2003 change was driven by increased earnings at DEFS, and Natural Gas Transmission, offset by decreased earnings at DETM. The 2002 change was driven by decreased earnings at DETM and decreased earnings from DEFS.

Income tax expense decreased $1,201 million for the year ending December 31, 2003, compared to the same period in 2002, due primarily to the large write-offs in 2003. Income tax expense decreased $570 million in 2002, compared to 2001, due primarily to a $1,401 decrease in earnings from continuing operations before income taxes, favorable foreign taxes due to the acquisition of regulated Westcoast entities, and a state tax settlement finalized during 2002.

Loss from discontinued operations was $160 million for 2003, $282 million for 2002 and $15 million for 2001. These amounts represent operating losses and net loss on dispositions related primarily to International Energy’s Australian and European operations, Duke Capital Partners, LLC (DCP) and certain businesses at DEFS. (See Note 11 to the Consolidated Financial Statements.) The 2003 amount is primarily comprised of a $223 million after-tax charge for International Energy’s impairment charges incurred as a result of classifying its Australian assets as held for sale and to exit the European market. The 2002 amount is primarily comprised of $194 million charge for the impairment of goodwill for International Energy’s European trading and marketing business.

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

Risk Management Activities

Duke Capital uses two comprehensive accounting models for its risk management activities in reporting its consolidated financial position and results of operations as required by GAAP: a fair value model and an accrual model. For the three years ended December 31, 2003, the determination as to which model was appropriate was primarily based on accounting guidance issued by the Financial Accounting Standards Board (FASB) and the EITF. Effective January 1, 2003, Duke Capital adopted EITF Issue No. 02-03. While the implementation of such guidance changed the presentation of the accounting used for certain of Duke Capital’s transactions, the overall application of the models remains the same.

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

Often for a derivative instrument that is initially subject to MTM accounting, Duke Capital applies either hedge accounting or the normal purchase and normal sales exemption in accordance with SFAS No. 133. The use of hedge accounting and the normal purchase and normal sales exemption provide effectively for the use of the accrual model. Under this model, there is generally only limited recognition related to hedge ineffectiveness in the Consolidated Statements of Operations for changes in the fair value of a contract until the service is provided or the associated delivery period occurs (settlement).

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

Crescent sells residential developed lots in North Carolina, South Carolina, Georgia, Florida, Texas and Arizona. Crescent recognizes revenues from the sale of residential developed lots at closing. Profit is recognized under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs are allocated to land sold based on relative sales values. Crescent recognizes revenues from commercial project sales at closing using the full accrual method. Profit is recognized based on the difference between the sales price and the carrying cost of the project.

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

Duke Capital currently anticipates net cash provided by operating activities in 2004 to be approximately $2.6 billion. In addition to net cash provided by operating activities, Duke Capital also expects to generate approximately $2.2 billion of proceeds from asset sales in 2004, including approximately $900 million of debt that is intended to be transferred in connection with the Australian sales transaction and subsequently retired. Achievement of these projected amounts is subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, divestiture opportunities and market volatility. The 2004 asset sales principally include International Energy’s Australian operations, including its related debt, and DENA’s Southeast merchant generation plants. Management anticipates either an initial public offering or the sale of the Australian operations by mid-2004, and the sale of merchant generation plants by the end of 2004.

Duke Capital’s projected 2004 capital and investment expenditures are approximately $1.6 billion. Duke Capital is focusing on reducing risk and restructuring its business for future success, including opportunities to reduce further projected capital and investment expenditures. Duke Capital will invest in its strongest business sectors with an overall focus on positive net cash generation. Based on this goal, approximately 88% of total projected 2004 capital expenditures are projected to be allocated to Natural Gas Transmission, Duke Energy Field Services and Crescent. Total projected capital and investment expenditures include approximately $0.5 billion for maintenance and upgrades of existing gas gathering and processing facilities and pipelines. Expenditures at Crescent and Natural Gas Transmission constitute the majority of the expansion capital planned in 2004 by Duke Capital.

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

Duke Capital monitors compliance with all debt covenants and restrictions, and does not currently believe that it will be in violation or breach of its debt covenants. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action will be taken to mitigate any such issue. Duke Capital also maintains an active dialogue with the credit rating agencies, and believes that the current credit ratings have stabilized as evidenced by the Stable Outlook ratings of the agencies that are retained to rate Duke Capital and its subsidiaries.

Operating Cash Flows

Net cash provided by operating activities was $1,807 million in 2003 compared to $3,173 million in 2002, a decrease of $1,366 million. The decrease in cash provided by operating activities was due primarily to lower cash settlements from trading and hedging activities, and less cash flows in 2003 from changes in working capital, principally accounts payables and accounts receivable.

Net cash provided by operating activities was $3,173 million in 2002 compared to $1,906 million in 2001, an increase of $1,267 million. The increase in cash provided by operating activities was due primarily to higher cash earnings plus changes in working capital from 2001. Although net income significantly decreased in 2002 (see Results of Operation for further discussion) many of the items affecting net income were non-cash. Non-cash items affecting earnings included an increase in depreciation expense, primarily due to the acquisition of Westcoast; non-cash impairment charges for goodwill (at International Energy), project sites (primarily at DENA) and property plant and equipment; and higher deferred tax expense.

Investing Cash Flows

Cash provided by investing activities was $744 million in 2003 compared to a use of $5,280 million in 2002, a change of $6,024 million. Additionally, cash used in investing activities was $5,280 million in 2002 compared to $4,527 million in 2001, an increase of $753 million. The primary use of cash related to investing activities is capital and investment expenditures, which are detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Natural Gas Transmission(a)	766	2,878	748
Field Services	211	309	587
Duke Energy North America	277	2,013	3,213
International Energy	71	412	442
Crescent(c)	290	275	452
Other(b)	104	162	427
Cash acquired in acquisitions	—	(77)	(17)

Total consolidated	$1,719	$5,972	$5,852

(a)	Amounts include the acquisition of Westcoast in 2002
(b)	Amounts include deferral in the consolidation of fifty percent of the profit earned by D/FD for the construction of DENA’s merchant generation plants, which is associated with Duke Capital’s ownership.
(c)	Amounts include capital expenditures for residential real estate included in operating cash flows of $196 million in 2003, $179 million in 2002 and $230 million in 2001.

Capital and investment expenditures, including Crescent residential real estate investments, decreased $4,253 million in 2003 compared to 2002. The decrease was due primarily to the 2002 acquisition of Westcoast for $1,707 million, net of cash acquired, and lower investments in generating facilities at DENA, resulting from the downturn in the merchant energy portion of its business, the most significant of which are due to deferred construction on the Moapa, Grays Harbor, and Luna facilities of $621 million, decreases in expenditures for the Marshall, Sandersville, and Moss Landing facilities of $380 million, and a decrease in turbine purchases of $434 million. Capital and investment expenditures also decreased in 2003 due to a decrease in plant construction costs at International Energy of $268 million, primarily in Australia; a decrease in investments in Gas Transmission’s 50% interest in Gulfstream of $226 million; and a reduction in investments at Other (primarily related to DCP).

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

Capital and investment expenditures increased $120 million in 2002 compared to 2001. The increase was due primarily to cash used in the acquisition of Westcoast of $1,707 million, net of cash acquired, partially offset by decreases in capital expenditures and investment expenditures. Capital expenditures decreased when compared to 2001 due to a decrease in DENA investments in generating facilities of approximately $1,030 million, as a result of management’s revised outlook for the merchant energy portion of its business, and a decrease in acquisitions of businesses and assets of approximately $375 million when compared to 2001. These decreases in capital expenditures were partially offset by an increase in investments in property plant and equipment of approximately $520 million at Natural Gas Transmission due primarily to increased expansion and maintenance projects related to the Westcoast, Algonquin Gas Transmission Company, East Tennessee Natural Gas Company, and Texas Eastern Transmission LP (Texas Eastern) systems, along with the Maritimes & Northeast Pipeline (M&N Pipeline) expansion costs after its consolidation in 2002. Investment activities also decreased when compared to 2001, due primarily to reduced investments at Other (primarily related to a decrease of approximately $110 million in notes receivable at DCP) and a decrease of approximately $205 million in expenditures for Natural Gas Transmission’s investment in Gulfstream. The remaining decrease of approximately $440 million is associated with a decrease in capital and investment expenditures throughout Duke Capital’s segments.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows and Liquidity

Duke Capital’s consolidated capital structure as of December 31, 2003, including short-term debt, was 52% debt, 42% common equity and 6% minority interests. Fixed charges coverage ratio, calculated using SEC guidelines, was 1.6 times for 2002 and 3.6 times for 2001. Earnings were inadequate to cover fixed charges by $2,392 million for the year ended December 31, 2003, as a result of approximately $3.5 billion in non-cash impairment charges incurred in 2003.

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

For additional information on subsequent debt issuances and redemptions see Subsequent Events section.

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

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Capital was in compliance with those covenants. In addition, certain of the agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based upon credit ratings.

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

In June 2003, S&P lowered its long-term ratings of Duke Capital and its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and DEFS) one ratings level. In addition, S&P lowered its Canadian commercial paper ratings of Westcoast and Union Gas one ratings level. S&P’s actions were based on concern about Duke Capital’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its actions by leaving Duke Capital and its subsidiaries, excluding M&N Pipeline and DEFS, on Negative Outlook. In February 2004, S&P again lowered its long-term ratings of Duke Capital and its subsidiaries, with the exception M&N Pipeline, DEFS and DETM one ratings level. S&P’s actions were based upon Duke Energy’s weaker than anticipated financial performance in 2003 and the execution risk associated with Duke Energy’s 2004 debt reduction plans. Additionally, S&P noted that Duke Energy’s continuation of trading and marketing activities around merchant generation assets will continue to expose Duke Energy to market risk and the need to dedicate material liquidity to support such activities. At the conclusion of S&P’s actions, Duke Capital and its subsidiaries all have a Stable Outlook, with the exception of DETM, which remained on Negative Outlook until July 9, 2004 when it was upgraded to stable.

The following table summarizes the March 1, 2004 credit ratings from the rating agencies retained by Duke Energy to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of March 1, 2004

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service (DBRS)
Duke Capital LLC(a)	BBB-	Baa3	Not Applicable
Duke Energy Field Services(a)	BBB	Baa2	Not Applicable
Texas Eastern Transmission, LP(a)	BBB	Baa2	Not Applicable
Westcoast Energy Inc.(a)	BBB	Not applicable	A(low)
Union Gas Limited(a)	BBB	Not applicable	A
Maritimes & Northeast Pipeline, LLC(b)	A	A1	A(d)
Maritimes & Northeast Pipeline, LP(b)	A	A1	A
Duke Energy Trading and Marketing, LLC(c)	BBB-	Not applicable	Not applicable

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating
(c)	Represents corporate credit rating
(d)	In August 2003, DBRS initiated a rating on Maritimes & Northeast Pipeline, LLC

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

Other Financing Matters.    As of December 31, 2003, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $1,000 million in gross proceeds from debt and other securities. Subsequent to December 31, 2003, these SEC shelf registrations were reduced by $488 million as a result of the senior unsecured notes issued by Duke Capital in February 2004. Additionally, as of December 31, 2003, Duke Capital had access to 700 million Canadian dollars (U.S. $542 million) available under Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. Of the total amount available under Canadian shelf registrations, 200 million Canadian dollars will expire in June 2004 and 500 million Canadian dollars will expire in November 2005.

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

Contractual Obligations as of December 31, 2003

	Payments Due By Period
	Total	Less than 1 year (2004)	2-3 Years (2005 & 2006)	4-5 Years (2007 & 2008)	More than 5 Years (Beyond 2008)
	(in millions)
Long-term debt(a)	$23,726	$2,177	$6,094	$2,266	$13,189
Capital leases(a)	349	15	191	35	108
Operating leases(b)	331	52	70	52	157
Purchase Obligations:
Firm capacity payments(c)	2,637	400	476	372	1,389
Energy commodity contracts(d)	10,177	5,202	3,455	872	648
Other purchase obligations(e)	2,473	296	171	226	1,780
Other long-term liabilities on the Consolidated Balance Sheets(f)	32	28	2	2	—

Total contractual cash obligations	$39,725	$8,170	$10,459	$3,825	$17,271

(a)	See Note 13 to the Consolidated Financial Statements. Amount also includes interest payments over life of debt.

(b)	See Note 16 to the Consolidated Financial Statements.
(c)	Includes firm capacity payments that provide Duke Capital with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, refining capacity and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America.
(d)	Includes contractual obligations to purchase physical quantities of power, natural gas and NGLs. Amount includes certain normal purchases, energy derivates and hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2003. For certain of these amounts, Duke Capital may net settle rather than paying cash. Amount excludes contracts to purchase commodities that do not require delivery of physical quantities and also are expected to net settle. The amounts presented for this line item have been revised from the originally presented total of $15,923 million to adjust for amounts related to certain intercompany contracts that were included in the amount previously disclosed.
(e)	Includes purchase commitments for software and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for pipeline and real estate projects, and major maintenance of certain merchant plants.
(f)	Includes expected retirement plan contributions for 2004 (see Note 19 to the Consolidated Financial Statements) and asset retirement obligations which are contractually committed. Duke Capital has not determined these amounts beyond 2008. The majority of asset retirement obligations is not yet contractually committed, and thus is excluded. Amount excludes reserves for litigation, environmental remediation, self-insurance claims (see Note 16 to the Consolidated Financial Statements) because Duke Capital is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business (see Note 16 to the Consolidated Financial Statements), and regulatory credits (see Note 4 to the Consolidated Financial Statements) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Liabilities Associated with Assets Held for Sale (see Note 11 to the Consolidated Financial Statements) are also excluded as Duke Capital expects these liabilities will be assumed by the buyer upon sale of the assets.

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

Daily Earnings at Risk

	Period Ending One- Day Impact on Operating Income for 2003(a)	Estimated Average One- Day Impact on Operating Income for 2003(a)	Estimated Average One- Day Impact on Operating Income for 2002	High One-Day Impact on Operating Income for 2003(a)	Low One-Day Impact on Operating Income for 2003(a)
	(in millions)
Calculated DER	$20	$6	$11	$21	$1

(a)	These figures include all trading contracts and all undesignated commodity contracts as described in the notes to the consolidated financial statements.

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

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Capital may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Capital’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. Recent downgrades in Duke Capital’s affiliates’ credit ratings resulted in reductions in Duke Capital’s unsecured thresholds granted by counterparties, with Duke Capital posting more collateral to counterparties, and any further downgrade could require the posting of additional collateral. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Capital and its affiliates. (See Liquidity and Capital Resources—Financing Cash Flows and Liquidity for additional discussion of downgrades.)

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

In 1991, the Argentine peso was pegged to the U.S. dollar at a fixed 1:1 exchange ratio. In December 2001, the Argentine government imposed a restriction that limited cash withdrawals above a certain amount and foreign money transfers. Financial institutions were allowed to conduct limited activity, a holiday was announced, and currency exchange activity was essentially halted. The government also required that all dollar- denominated contracts be converted to pesos. In January 2002, the Argentine government announced the creation of a dual-currency system. Subsequently, however, the Argentine government changed to a managed free-floating currency.

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

Subsequent Events

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for US income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect as change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s Southeastern U.S. generation assets and the Moapa facility.

Asset Sales

In January 2004, Duke Capital, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004,

DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Additionally, during the first and second quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions resulted in cash proceeds of approximately $181 million and a net loss of approximately $2 million.

During the first and second quarter of 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

In the first quarter of 2004, Duke Capital recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based upon third-party bids received by International Energy. During the first quarter, Duke Capital determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Capital completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Capital received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Capital is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the 2004 Consolidated Statements of Operations.

On May 4, 2004 Duke Capital announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Capital in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months form the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s southeastern assets to KGen, Duke Capital arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Capital is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Capital for any payments made by it under the letter of credit, as well as expenses incurred by Duke Capital in connection with the letter of credit. Duke Capital will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

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

In May 2004, Duke Capital reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Capital recorded a non-cash charge of $13 million to Operation, Maintenance and Other Expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of this sale. This sale is expected to close in the third quarter of 2004.

In the second quarter of 2004, Duke Capital announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheet. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

Debt and Financing Related Matters

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

In June 2004 Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

In July 2004, Duke Capital announced that on August 31, 2004, it will redeem the entire issue of Duke Capital Financing Trust III 8 3/8% Trust Preferred Securities due August 31, 2029 with a face value of $250 million. As the securities are being redeemed at par, security holders will receive $25 per preferred security held, plus accrued and unpaid distributions to the redemption date. Additionally, Duke Capital plans to remarket $750 million of its 4.32% senior notes, due in 2006, underlying its 8.00% Equity Units on August 11, 2004. Proceeds from the remarketed notes will be held by a collateral agent and used to purchase U.S. Treasury securities to satisfy the forward stock purchase contract component of the Equity Units in November 2004.

For information on additional subsequent events related to debt and other financing matters refer to Financing Cash Flows and Liquidity—Significant Financing Activities and Other Financing Matters sections. For information on additional subsequent events related to Regulatory Matters refer to Note 4 to the Consolidated Financial Statements. For additional information on subsequent events related to litigation and contingencies refer to Note 16 (Litigation section) to the Consolidated Financial Statements. For information on subsequent events related to the MOX guarantee, refer to Note 17 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(as Revised, See Note 23)
	(In millions)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$13,201	$8,921	$12,530
Regulated natural gas	2,942	2,200	922

Total operating revenues	16,143	11,121	13,452

Operating Expenses
Natural gas and petroleum products purchased	10,176	5,380	6,952
Fuel used in electric generation and purchased power	883	972	860
Operation and maintenance	2,274	1,905	2,253
Depreciation and amortization	1,048	893	668
Property and other taxes	250	260	161
Impairment and other related charges	2,953	364	—
Impairment of goodwill	254	—	36

Total operating expenses	17,838	9,774	10,930

Gains on sales of investments in commercial and multi-family real estate	84	106	106
(Losses) Gains on Sales of Other Assets, net	(203)	—	238

Operating (Loss) Income	(1,814)	1,453	2,866

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	123	218	183
Gains on sales of equity investments	279	32	—
Other income and expenses, net	96	115	54

Total other income and expenses	498	365	237
Interest Expense	1,070	861	536
Minority Interest Expense	39	73	282

(Loss) Earnings From Continuing Operations Before Income Taxes	(2,425)	884	2,285
Income Tax (Benefit) Expense From Continuing Operations	(920)	281	851

(Loss) Income From Continuing Operations	(1,505)	603	1,434
Discontinued Operations
Net operating loss, net of tax	(44)	(282)	(15)
Net loss on dispositions, net of tax	(116)	—	—

Loss From Discontinued Operations	(160)	(282)	(15)
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(1,665)	321	1,419
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(133)	—	(69)

Net (Loss) Income	$(1,798)	$321	$1,350

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS SHEETS

	Years Ended December 31,
	2003	2002	2001
	(as Revised, See Note 23)
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,798)	$321	$1,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,114	939	694
Cumulative effect of change in accounting principle	133	—	69
Gains on sales of investments in commercial and multi-family real estate	(103)	(106)	(106)
Gains on sales of equity investments and other assets	(107)	(32)	(238)
Impairment charges	3,492	542	36
Deferred income taxes	(688)	433	259
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(93)	586	40
Receivables	739	233	2,637
Inventory	(24)	71	(64)
Other current assets	(84)	(357)	694
Increase (decrease) in
Accounts payable	(812)	975	(3,093)
Taxes accrued	(32)	(199)	(292)
Other current liabilities	(113)	(114)	145
Capital expenditures for residential real estate	(196)	(179)	(230)
Cost of residential real estate sold	167	117	90
Other, assets	135	224	1
Other, liabilities	77	(281)	(86)

Net cash provided by operating activities	1,807	3,173	1,906

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of refund	(1,374)	(3,445)	(4,570)
Investment expenditures	(149)	(641)	(1,052)
Acquisition of Westcoast Energy Inc., net of cash acquired	—	(1,707)	—
Proceeds from sales of commercial and multi-family real estate	314	169	378
Net proceeds from the sale of equity investments and other assets and sales of and collections on notes receivable	1,873	407	943
Other	80	(63)	(226)

Net cash provided by (used in) investing activities	744	(5,280)	(4,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	216	3,025	2,673
Payments for the redemption of
Long-term debt	(2,182)	(1,186)	(588)
Preferred member interests	(38)	—	—
Guaranteed preferred beneficial interests in subordinated notes	(250)	—	—
Notes payable and commercial paper	(1,048)	(1,161)	(127)
Distributions to minority interests	(2,508)	(2,260)	(3,063)
Contributions from minority interests	2,432	2,535	2,733
Capital contributions from parent	1,050	1,625	650
Other	(13)	97	19

Net cash (used in) provided by financing activities	(2,341)	2,675	2,297

Changes in cash and cash equivalents associated with assets held for sale	(55)	—	—

Net increase (decrease) in cash and cash equivalents	155	568	(324)
Cash and cash equivalents at beginning of period	831	263	587

Cash and cash equivalents at end of period	$986	$831	$263

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$1,051	$827	$516
Cash (refunded) paid for income taxes	$(179)	$181	$819
Significant non-cash transactions:
Acquisition of Westcoast Energy Inc.
Fair value of assets acquired	$—	$9,254	$—
Liabilities assumed, including debt and minority interests	—	8,047	—
Capital contribution from parent from issuance of Duke Energy common stock	—	1,702	—
Capital lease obligations related to property, plant and equipment	$—	$104	$—

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(as Revised, See Note 23)
	(In millions)
A S S E T S
Current Assets
Cash and cash equivalents	$986	$831
Receivables (net of allowance for doubtful accounts of $236 at 2003 and $235 at 2002)	2,482	4,049
Inventory	483	503
Assets held for sale	424	—
Unrealized gains on mark-to-market and hedging transactions	1,472	2,052
Other	467	651

Total current assets	6,314	8,086

Investments and Other Assets
Investments in unconsolidated affiliates	1,380	2,023
Goodwill	3,962	3,747
Notes receivable	260	589
Unrealized gains on mark-to-market and hedging transactions	1,815	2,413
Assets held for sale	1,444	—
Investments in residential, commercial and multi-family real estate, (net of accumulated depreciation of $32 at 2003 and 2002)	1,331	1,440
Other	1,336	1,997

Total investments and other assets	11,528	12,209

Property, Plant and Equipment
Cost	25,660	27,929
Less accumulated depreciation and amortization	4,457	3,973

Net property, plant and equipment	21,203	23,956

Regulatory Assets and Deferred Debits	1,060	855

Total Assets	$40,105	$45,106

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(as Revised, See Note 23)
	(In millions)
L I A B I L I T I E S A N D S T O C K H O L D E R ’S E Q U I T Y
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

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total
	(In millions)
Balance December 31, 2000	$—	$3,400	$3,081	$(124)	$—	$—	$6,357

Net income	—	—	1,350	—	—	—	1,350
Other Comprehensive Income
Cumulative change in accounting principle(a)	—	—	—	—	(908)	—	(908)
Foreign currency translation adjustments	—	—	—	(186)	—	—	(186)
Net unrealized gains on cash flow hedges(c)	—	—	—	—	1,309	—	1,309
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	91	—	91

Total comprehensive income							1,656
Capital contribution from parent	—	650	—	—	—	—	650
Noncash adjustment to goodwill	—	124	—	—	—	—	124
Other capital stock transactions, net	—	10	(20)	—	—	—	(10)

Balance December 31, 2001	$—	$4,184	$4,411	$(310)	$492	$—	$8,777

Net income	—	—	321	—	—	—	321
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	(343)	—	—	(343)
Net unrealized gains on cash flow hedges(c)	—	—	—	—	68	—	68
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	(105)	—	(105)
Minimum pension liability adjustment(e)	—	—	—	—	—	(14)	(14)

Total comprehensive loss	—						(73)
Capital contribution from parent	—	3,327	—	—	—	—	3,327
Other capital stock transactions, net	—	34	(37)	—	—	—	(3)

Balance December 31, 2002	$—	$7,545	$4,695	$(653)	$455	$(14)	$12,028

Net loss	—	—	(1,798)	—	—	—	(1,798)
Other Comprehensive income
Foreign currency translation adjustments(b)	—	—	—	962	—	—	962
Net unrealized gains on cash flow hedges(c)	—	—	—	—	113	—	113
Reclassification into earnings from cash flow hedges(d)	—	—	—	—	(252)	—	(252)
Minimum pension liability adjustment(e)	—	—	—	—	—	(11)	(11)

Total comprehensive loss	—		—	—	—		(986)
Capital contribution from parent	—	1,050	—	—	—	—	1,050
Other capital stock transactions, net	—	(31)	(13)	—	—	—	(44)

Balance December 31, 2003	$—	$8,564	$2,884	$309	$316	$(25)	$12,048

(a)	Cumulative change in accounting principle, net of $558 tax benefit in 2001.
(b)	Foreign currency translation adjustments, net of $114 tax benefit in 2003.
(c)	Net unrealized gains on cash flow hedges, net of $56 tax expense in 2003, $79 tax expense in 2002 and $752 tax expense in 2001.
(d)	Reclassification into earnings from cash flow hedges, net of $133 tax benefit in 2003, $91 tax benefit in 2002 and $96 tax expense in 2001.
(e)	Minimum pension liability adjustment, net of $6 tax benefit in 2003 and $8 tax benefit in 2002.

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

Included in the reclassified amounts are increases in both sales of natural gas and petroleum products, and in purchases of natural gas and petroleum products in the amount of $805 million for the year ended December 31, 2002 and $639 million for the year ended December 31, 2001 related to the Field Services segment. Management has concluded that these reclassifications are not material to the fair presentation of Duke Capital’s consolidated financial statements.

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

For information related to certain reclassifications made in connection with Crescent Resources LLC (Crescent) activities see Note 23.

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

Components of Inventory

	December 31,
	2003	2002
	(in millions)
Materials and supplies	$139	$147
Natural gas	299	271
Petroleum products	45	85

Total inventory	$483	$503

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

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense

Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other
Non-trading derivatives:

Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Fair value hedge	Accrual	Gross basis in the same income statement category as the related hedged item

Normal purchase or normal sale	Accrual	Gross basis upon settlement in the corresponding income statement category based on commodity type

Undesignated	Mark-to-market	Net basis in the related income statement category for interest rate, currency and commodity derivatives

(a)	An accounting method whereby the change in the fair value of the asset or liability is recognized in the Consolidated Statements of Operations during the current period.
(b)	An accounting method whereby there is only limited recognition in the Consolidated Statements of Operations for changes in fair value of a contract until the service is provided or the associated delivery period occurs except to the extent a cash flow or fair value hedge is ineffective.

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Cash Flow and Fair Value Hedges.    Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, Duke Capital provides formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and on a quarterly basis Duke Capital formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Capital documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk /interest rate risk).

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

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

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

Investments in Residential, Commercial, and Multi-Family Real Estate.    Investments in residential, commercial and multi-family real estate are carried at cost, net of any related depreciation, and include real estate properties being held for resale, except for any properties meeting the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to be presented as Assets Held for Sale, as well as tax- deferred investments being held by qualified intermediaries for future real estate investments. Proceeds from sales of residential properties are presented as revenues and the cost of properties sold are included in operating and maintenance expenses in the consolidated statements of operations. Cash flows related to the acquisition, development and disposal of residential properties are included in cash flows from operating activities in the consolidated statements of cash flows. Gains and losses on sales of commercial and multifamily properties as well as “legacy” land sales are presented as such in the consolidated statements of operations, and cash flows related to these activities are included in cash flows from investing activities in the consolidated statements of cash flows.

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

Duke Capital uses the criteria in SFAS No. 144 to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets.

If an asset or asset group held for sale or sold has clearly distinguishable operations and cash flows, and Duke Capital will not have significant continuing involvement in the operations after the disposal and cash flows of the assets sold have been eliminated from Duke Capital’s ongoing operations, then the related results of operations for the current and prior periods, including any related impairments, are reflected as Discontinued Operations in the Consolidated Statements of Operations. If an asset or asset group held for sale does not have clearly distinguishable operations and cash flows, impairments and gains or losses on sales are recorded as (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Related Charges in the Consolidated Statements of Operations.

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

Stock-Based Compensation.    Duke Energy accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and certain stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. Other stock-based performance awards are recorded over the vesting period as compensation cost, and are adjusted for increases and decreases in market value up to the measurement date. Compensation expense for fixed stock options with pro-rata vesting is recognized in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

Crescent sells residential developed lots in North Carolina, South Carolina, Georgia, Florida, Texas and Arizona. Crescent recognizes revenues from the sale of residential developed lots at closing. Profit is recognized under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs are allocated to land sold based on relative sales values. Crescent recognizes revenues from commercial project sales at closing using the full accrual method. Profit is recognized based on the difference between the sales price and the carrying cost of the project.

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

Income Taxes.    Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Federal income taxes have been provided by Duke Capital on the basis of its separate company income and deductions in accordance with established practices of the consolidated tax group. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

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

Cumulative Effect of Changes in Accounting Principles.    As of January 1, 2003, Duke Capital adopted the remaining provisions of EITF Issue No. 02-03 and SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $133 million as a reduction in earnings.

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

Consolidated Pro Forma Results for Duke Capital, including Westcoast

	For the years ended December 31,
	2002	2001
	(unaudited)
	(in millions)
Income Statement Data
Operating revenues	$11,439	$15,719
Income before cumulative effect of change in accounting principle	358	1,644
Cumulative effect of change in accounting principle, net of tax	—	(69)
Net income	$358	$1,575

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Dispositions.    The following table details proceeds from the sale of Duke Capital’s assets and businesses for 2003 and 2002.

Proceeds from Sales of Assets and Businesses

	For the years ended December 31,
	2003	2002
	(in millions)
Sales of discontinued operations (see Note 11)(a)	$610	$—
Sales which were recorded as purchase price adjustments to the Westcoast acquisition (see above disclosure)(b)	243	53
Sales of other assets and businesses(c)	1,180	150
Cash disposed of in sales	(16)	—

Net proceeds, including debt assumed by buyers	2,017	203
Debt assumed by buyers	(387)	—

Net proceeds included in the Consolidated Statements of Cash Flows(d)	$1,630	$203

(a)	2003 includes $259 million of debt assumed by buyer
(b)	2003 includes $58 million of debt assumed by buyer
(c)	2003 includes $70 million of debt assumed by buyer
(d)	Excludes investing activities related to sales and collections of notes receivable of $243 million for 2003 and $204 million for 2002, and proceeds from sales of Crescent’s commercial and multi-family real estate which were $314 million in 2003 and $169 million in 2002.

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

•

Duke Energy North America’s (DENA) asset sales totaled $372 million in proceeds. The sale of DENA’s 50% ownership interest in Duke/UAE Ref-Fuel resulted in a gain of $178 million, which was recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Impairment charges and net losses on sales, primarily related to the sale of Duke Energy Trading and

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Marketing, LLC (DETM) contracts, resulted in a net loss of $124 million, which was recorded in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairment charges and losses on the DETM contracts resulted from DENA’s decision to wind-down DETM’s operations. As a result, DENA and its partner are executing a reduction of DETM business in scope and scale and soliciting interest from selected parties for a significant portion of DETM’s contract portfolio. The ultimate financial impact to DENA of the reduction in the scope and sale of DETM and related liquidation of its contract portfolio cannot be reasonably estimated. However, it is possible that DENA will incur additional losses as a result of liquidating the DETM contracts.

The sale of other assets and businesses for approximately $150 million in gross proceeds for 2002 resulted in gains of $32 million recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2002 are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets totaled $81 million in proceeds. Those sales resulted in gains of $32 million, which were included in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales included a portion of Natural Gas Transmission’s limited partnership interests in Northern Border Partners L.P.

•	Sales of assets and businesses previously included in Other Operations totaled $69 million in proceeds with net gains and losses of zero. Significant sales included portions of the Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) businesses.

3. Business Segments

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Capital business units are considered reportable segments under SFAS No. 131.

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

Beginning in 2004, Crescent formerly part of Other Operations, is considered a separate reportable segment. All information for all the years presented within this report has been updated to show the impact of presenting Crescent as a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages “legacy” land holdings primarily in the Southeastern and Southwestern U.S.

All other entities previously included in Other Operations and now within Other still remain, primarily: DukeNet Communications, LLC (DukeNet) and Duke/Fluor Daniel (D/FD). DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. During 2003, Duke Capital and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Also previously included in Other Operations was Energy Delivery Services Inc., an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale on December 31, 2003. Additionally, Duke Capital Partners, LLC (DCP), a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been previously included in Other Operations, but is now classified as discontinued operations.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in Note 1. Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations after deducting minority interest expense related to those profits (EBIT).

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated (Loss) Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2003
Natural Gas Transmission	$2,942	$255	$3,197	$1,317	$393	$766	$16,384
Field Services	7,908	753	8,661	186	299	211	6,417
Duke Energy North America	4,144	177	4,321	(3,341)	251	277	9,702
International Energy	597	—	597	210	57	71	4,550
Crescent(c)	284	—	284	133	7	290	1,653

Total reportable segments	15,875	1,185	17,060	(1,495)	1,007	1,615	38,706
Other	268	90	358	79	41	104	1,945
Eliminations	—	(1,275)	(1,275)	—	—	—	(546)
Interest expense	—	—	—	(1,070)	—	—	—
Minority interest expense and other(d)	—	—	—	61	—	—	—

Total consolidated	$16,143	$—	$16,143	$(2,425)	$1,048	$1,719	$40,105

Year Ended December 31, 2002
Natural Gas Transmission	$2,200	$264	$2,464	$1,161	$324	$2,878	$15,189
Field Services	4,853	1,137	5,990	149	286	309	6,992
Duke Energy North America	2,713	(1,161)	1,552	169	190	2,013	14,009
International Energy	742	1	743	102	54	412	5,804
Crescent(c)	226	—	226	158	8	275	1,685

Total reportable segments	10,734	241	10,975	1,739	862	5,887	43,679
Other	265	57	322	(52)	31	162	2,673
Eliminations and reclassifications	122	(298)	(176)	43	—	—	(1,246)
Interest expense	—	—	—	(861)	—	—	—
Minority interest expense and other(d)	—	—	—	15	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(77)	—

Total consolidated	$11,121	$—	$11,121	$884	$893	$5,972	$45,106

Year Ended December 31, 2001
Natural Gas Transmission	$922	$138	$1,060	$607	$141	$748	$5,047
Field Services	6,721	1,620	8,341	334	271	587	7,277
Duke Energy North America	4,505	(1,491)	3,014	1,487	103	3,213	14,107
International Energy	669	15	684	236	62	442	5,115
Crescent (c)	213	—	213	167	11	452	1,601

Total reportable segments	13,030	282	13,312	2,831	588	5,442	33,147
Other	422	237	659	(22)	80	427	3,224
Eliminations	—	(519)	(519)	230	—	—	(1,164)
Interest expense	—	—	—	(536)	—	—	—
Minority interest expense and other(d)	—	—	—	(218)	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(17)	—

Total consolidated	$13,452	$—	$13,452	$2,285	$668	$5,852	$35,207

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale
(c)	Capital expenditures for residential properties are included in operating cashflows on the Consolidated Statement of Cashflows. Capital expenditures for commercial and multi-family properties are included in investing cashflows on the Consolidated Statement of Cashflows.
(d)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2003
Consolidated revenues	$10,606	$4,854	$556	$127	$16,143
Consolidated long-lived assets	20,481	9,272	2,449	1,589	33,791
2002
Consolidated revenues	$9,068	$1,308	$674	$71	$11,121
Consolidated long-lived assets	24,773	7,895	2,118	2,234	37,020
2001
Consolidated revenues	$11,174	$1,771	$197	$310	$13,452
Consolidated long-lived assets	22,142	516	2,573	1,594	26,825

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

Natural Gas Transmission.    Rate Related Information.    The British Columbia Pipeline System (BC Pipeline) and the field services business in western Canada have recorded approximately $543 million of regulatory assets related to deferred income tax liabilities. Under the current NEB-authorized rate structure, income tax costs are recovered in rates based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that the transportation and field services’ rates will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.

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

Notices of Proposed Rulemaking (NOPR).    NOPR on Standards of Conduct.    In November 2003, the FERC issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines previously subject to differing standards. There remain two key issues regarding which Duke Capital has filed a formal request for clarification and rehearing with the FERC. The issues concern the Order’s (i) restriction on how companies and their affiliates interact and share information, including corporate governance information, and (ii) expansion of coverage to affiliated gatherers, processors, and intrastate pipelines. A response to the request is anticipated in the second quarter of 2004. Full compliance with Order 2004 is required by June 1, 2004.

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

5. Income Taxes

The following details the components of income tax (benefit) expense from continuing operations:

Income Tax (Benefit) Expense from Continuing Operations

	For the Years Ended December 31,
	2003		2002	2001
	(in millions)
Current income taxes
Federal	$(289)		$(197)	$495
State	(83)		(7)	61
Foreign	130		18	28

Total current income taxes	(242)		(186)	584

Deferred income taxes
Federal	(641)		398	221
State	(4)		21	13
Foreign	(33)		48	33

Total deferred income taxes	(678)		467	267

Total income tax (benefit) expense from continuing operations	$(920	)(a)	$281	$851	(b)

(a)	Excludes $78 million of deferred federal, state and foreign tax benefits related to the cumulative effect of change in accounting principle recorded net of tax.
(b)	Excludes $42 million of deferred federal and state tax benefits related to the cumulative effect of change in accounting principle recorded net of tax.

The taxes recorded for discontinued operations are excluded from the continuing operations section above. They are presented as a separate column in Note 11.

(Loss) Earnings From Continuing Operations Before Income Taxes

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Domestic	$(2,727)	$588	$2,066
Foreign	302	296	219

Total (loss) income	$(2,425)	$884	$2,285

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Income Tax (Benefit) Expense from Continuing Operations Reconciliation to Statutory Rate

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Income tax (benefit) expense, computed at the statutory rate of 35%	$(849)	$309	$800
State income tax, net of federal income tax effect	(57)	9	48
Tax differential on foreign earnings	(9)	(38)	(16)
Other items, net	(5)	1	19

Total income tax (benefit) expense from continuing operations	$(920)	$281	$851

Effective tax rate	37.9%	31.8%	37.2%

Net Deferred Income Tax Liability Components

	December 31,
	2003	2002
	(in millions)
Deferred credits and other liabilities	$486	$736
Other	26	101

Total deferred income tax assets	512	837
Valuation allowance	(39)	(41)

Net deferred income tax assets	473	796

Investments and other assets	(681)	(950)
Accelerated depreciation rates	(1,038)	(2,187)
Regulatory assets and deferred debits	(855)	(560)

Total deferred income tax liabilities	(2,574)	(3,697)

Total net deferred income tax liabilities	$(2,101)	$(2,901)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2003	2002
	(in millions)
Current deferred tax assets, included in other current assets	$62	$59
Non-current deferred tax assets, included in other investments and other assets	197	296
Non-current deferred tax liabilities	(2,360)	(3,256)

Total net deferred income tax liabilities	$(2,101)	$(2,901)

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

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for Unrealized Gains and Losses on Mark-to-Market and Hedging Transactions on Duke Capital’s Consolidated Balance Sheets. All amounts in the table represent fair value except that certain hedging amounts include assets related to the application of the normal purchases and normal sales exception for electricity contracts of $267 million as of December 31, 2003. Duke Capital began applying the normal purchases and normal sales exception of DIG Issue C15 for electricity contracts July 1, 2001. For those contracts that were previously designated as cash flow hedges, Duke Capital treated the change as a de-designation under SFAS No. 133, and the fair value of each qualifying contract on July 1, 2001 became the contract’s net carrying amount. The contract’s net carrying amount will reduce upon settlement of the associated contracts.

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

8. Goodwill

Duke Capital evaluates the impairment of goodwill under the guidance of SFAS No. 142. As a result of the annual impairment tests required by SFAS No. 142, Duke Capital recorded a $254 million goodwill impairment charge in the third quarter 2003 to write off all DENA goodwill, most of which related to DENA’s trading and marketing business. This impairment charge reflects the reduction in scope and scale of DETM’s business and

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

the continued deterioration of market conditions affecting DENA during 2003. Duke Capital used a discounted cash flow analysis to determine fair value. Key assumptions in the analysis included the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, Duke Capital incorporated current market information, historical factors and fundamental analysis, and other factors into its forecasted commodity prices. This charge is recorded in the Consolidated Statements of Operations as Impairment of Goodwill.

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

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2002	Acquired Goodwill	Impairments	Dispositions(c)	Other(a)	Balance December 31, 2003
	(in millions)
Natural Gas Transmission	$2,760	$—	$—	$(27)	$491	$3,224
Field Services	481	—	—	—	12	493
Duke Energy North America	100	—	(100)	—	—	—
International Energy	246	—	—	(5)	(3)	238
Crescent	6	—	—	—	1	7
Other(b)	154	—	(154)	—	—	—

Total consolidated	$3,747	$—	$(254)	$(32)	$501	$3,962

	Balance December 31, 2001	Acquired Goodwill	Impairments	Dispositions	Other(a)	Balance December 31, 2002
Natural Gas Transmission	$481	$2,279	$—	$—	$—	$2,760
Field Services	571	—	—	—	(90)	481
Duke Energy North America	91	—	—	—	9	100
International Energy	427	18	(194)	—	(5)	246
Crescent	—	—	—	—	6	6
Other(b)	160	—	—	—	(6)	154

Total consolidated	$1,730	$2,297	$(194)	$—	$(86)	$3,747

(a)	Amounts consist primarily of foreign currency translation and purchase price adjustments to prior year acquisitions.
(b)	Amount represents corporate goodwill that is allocated to DENA for the purpose of impairment testing pursuant to SFAS No. 142. As a result, the impairment charge in 2003 was recorded in the DENA segment.
(c)	Amounts were included in the disposal of a portion of a reporting unit within Natural Gas Transmission and International Energy.

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

9. Investments in Unconsolidated Affiliates

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

As of December 31, 2003 investments in affiliates were carried at approximately $66 million less than the amount of underlying equity in net assets (5% of total investment in affiliates as of December 31, 2003). This amount is related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets and the amounts are being amortized into income over the life of the underlying related long-lived assets.

As of December 31, 2002 investments in affiliates were carried at approximately $330 million less than the amount of underlying equity in net assets (16% of total investment in affiliates as of December 31, 2002). Approximately $146 million related to recording investments acquired as part of the Westcoast acquisition at fair value. These assets were sold in 2003. Approximately $161 million related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets, and the amounts are being amortized into income over the life of the underlying related long-lived assets.

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

Crescent.    As of December 31, 2003 investments included various real estate development projects.

Other.    As of December 31, 2003 investments primarily included participation in various construction and support activities for fossil-fueled generating plants through D/FD.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2003			December 31, 2002
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$787	$5	$792	$1,044	$191	$1,235
Field Services	194	—	194	239	—	239
Duke Energy North America	139	39	178	296	43	339
International Energy	—	147	147	—	122	122
Crescent	15	—	15	17	—	17
Other	48	6	54	66	5	71

Total	$1,183	$197	$1,380	$1,662	$361	$2,023

Equity in Earnings of Unconsolidated Affiliates

	For the years ended:
	December 31, 2003			December 31, 2002			December 31, 2001
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$19	$8	$27	$87	$19	$106	$38	$7	$45
Field Services	56	—	56	60	—	60	45	—	45
Duke Energy North America	22	(2)	20	39	5	44	54	—	54
International Energy	—	27	27	—	63	63	—	35	35
Crescent	—	—	—	—	—	—	2	—	2
Other(a)	(9)	2	(7)	(54)	(1)	(55)	2	—	2

Total	$88	$35	$123	$132	$86	$218	$141	$42	$183

(a)	Includes equity investments at the corporate level and the elimination of 50% of the profit earned by D/FD on construction projects with DENA and Duke Power. D/FD is 50% owned by Duke Capital (see Note 20).

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

As a result of the continued decline in the merchant energy industry, during 2003 Duke Capital decided to sell certain turbines and related equipment owned by DENA. In connection with the sales plan, a loss of $66 million was recorded, which represents the excess of the carrying value over the estimated fair value of the turbines and related equipment, less estimated costs to sell, and was included in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Fair value of the turbines was based primarily on comparable third party sales. (See Note 22.)

In order to eliminate exposure to international markets outside of Latin America and Canada, in 2003 Duke Capital decided to pursue a possible sale or initial public offering of International Energy’s Asia-Pacific power generation and natural gas transmission business. This business is expected to be sold within twelve months. As a result of this decision, International Energy recorded a pre-tax loss, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. Fair value of the business was estimated based primarily on comparable third party sales and analysis from outside advisors. This loss was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

Additionally in 2003, International Energy restructured and began exiting its operations in Europe. This business is expected to be sold over the next twelve months. Also in 2003, International Energy sold its Dutch gas marketing business for $84 million and sold a power generation plant in France for $79 million. Duke Capital recorded a pre-tax net gain on these sales, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. An income tax benefit was recorded in 2003, primarily associated with the goodwill impairment recognized in 2002 for the gas marketing business in Europe, the 2003 sale of that business and certain other exit costs. This tax benefit was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

During 2003, Duke Capital decided to exit the merchant finance business conducted by DCP. As a result, Duke Capital recorded a pre-tax loss, which represents the excess of the carrying value of the notes receivable over the fair value, less costs to sell. Fair value of the notes receivable, the primary component of the business was estimated based primarily on discounted cash flow analysis. The loss was included in Discontinued Operations—Net Loss on Dispositions, in the Consolidated Statements of Operations. Duke Capital expects that the exit of the merchant finance business will occur within twelve months.

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

International Energy completed the sale of its 85.7% majority interest in P.T. Puncakjaya Power (PJP) in Indonesia for $78 million. The sale resulted in a reduction to Duke Capital’s consolidated indebtedness of $259 million. Duke Capital recorded a loss on the sale, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. In addition, in the first quarter of 2004, DEFS sold assets in West Texas for approximately $62 million. The table below has been updated to reflect the related operations as discontinued for the years ended December 31, 2003, 2002 and 2001.

Discontinued Operations

		Operating Loss			Loss on Disposition
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax
	(in millions)
Year Ended December 31, 2003
Field Services	$279	$9	$4	$5	$18	$7	$11
International Energy	740	(48)	(4)	(44)	(242)	(119)	(123)
Crescent	5	1	1	—	18	7	11
Other	22	(7)	(2)	(5)	(26)	(11)	(15)

Total consolidated	$1,046	$(45)	$(1)	$(44)	$(232)	$(116)	$(116)

Year Ended December 31, 2002
Field Services	$261	$(24)	$(9)	$(15)	$—	$—	$—
International Energy	128	(266)	7	(273)	—	—	—
Other	34	10	4	6	—	—	—

Total consolidated	$423	$(280)	$2	$(282)	$—	$—	$—

Year Ended December 31, 2001
Field Services	$331	$1	$1	$—	$—	$—	$—
International Energy	107	(18)	(3)	(15)	—	—	—
Other	18	—	—	—	—	—	—

Total consolidated	$456	$(17)	$(2)	$(15)	$—	$—	$—

The 2002 discontinued operations pre-tax operating income (loss) for International Energy included a goodwill impairment loss of $194 million, which was not deductible for tax purposes until 2003 when the business was restructured.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

12. Property, Plant and Equipment

	December 31,
	2003	2002
	(in millions)
Land	$210	$101
Plant
Electric generation(a)	6,234	7,339
Natural gas transmission and distribution	11,536	10,801
Gathering and processing facilities(a)	5,435	5,167
Other buildings and improvements	75	156
Equipment	597	461
Vehicles	102	121
Construction in process(b)	369	2,671
Other(a)	1,102	1,112

Total property, plant and equipment	25,660	27,929
Total accumulated depreciation(c)	(4,457)	(3,973)

Total net property, plant and equipment	$21,203	$23,956

(a)	Includes capitalized leases: $243 million for 2003 and $375 million for 2002.
(b)	Includes $49 million as of December 31, 2003 and $1,165 million as of December 31, 2002 related to DENA merchant plants for which construction has been deferred. The majority of deferred merchant plant costs were written down in 2003 due to impairment. (See Note 10 for additional information on impairment and other related charges.)
(c)	Includes accumulated amortization of capitalized leases: $62 million for 2003 and $115 million for 2002.

Capitalized interest of $77 million for 2003, $193 million for 2002 and $134 million for 2001 is included in the Consolidated Statements of Operations.

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

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2003

(in millions)
2004	$1,192
2005	2,171
2006	2,525
2007	605
2008	366
Thereafter	7,985

Total long-term debt(a)	$14,844

(a)	Excludes short-term notes payable and commercial paper of $52 million.

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

For additional information on subsequent debt issuances and redemptions see Note 22.

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

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Capital was in compliance with those covenants. In addition, certain of the credit agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based upon credit ratings.

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

Upon the implementation of SFAS No. 150, effective July 1, 2003, as discussed in Note 1, the Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Capital were reclassified to Long-term Debt and the related unamortized debt discount was reclassified to Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The trust preferred securities are mandatorily redeemable financial instruments under the provisions of SFAS No. 150, since the trust preferred securities are redeemable in cash, at par value, on or prior to a specified maturity date, ranging from 2029 to 2038. In addition, Duke Capital has the option to redeem these financial instruments before their maturity date any time after five years from the date of issuance, or upon the occurrence of certain contingent events. Also, effective July 1, 2003, in accordance with the provisions of SFAS No. 150, the amortization of related debt issue costs and interest payments associated with the trust preferred securities have been classified on the Consolidated Statements of Operations as Interest Expense rather than Minority Interest Expense. In accordance with the requirements of SFAS No. 150, prior period amounts were not reclassified.

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

In the U.S., administration greenhouse gas policy currently favors voluntary actions, continued research, and technology development over near-term mandatory greenhouse gas reduction requirements. Although several bills have been introduced in Congress that would compel CO2 emissions reductions, none have advanced through the legislature and there are presently no federal mandatory greenhouse gas reduction requirements. The likelihood of any federal mandatory CO2 emissions reduction regime being enacted in the near future, or the specific requirements of any such regime that were to become law, is highly uncertain. Some states are contemplating or have taken steps to manage greenhouse gas emissions, and while a number of states in the Northeast and far West recently began discussing the possible implementation of regional greenhouse gas reduction programs in the future, the outcome of such discussions is very uncertain. To the extent that a Kyoto Protocol emissions reductions regime comes into legal effect, or that significant greenhouse gas emissions reduction policies are legally adopted or promulgated in non-Kyoto jurisdictions, including the U. S. or its various states, such mandatory emissions reduction requirements could have far-reaching and significant implications for industry in those jurisdictions, including the respective energy sectors. Duke Capital cannot estimate with certainty the potential effect of the Canadian greenhouse gas reduction policy currently under development or estimate the potential effect of U.S. federal or state level greenhouse gas policy on future consolidated results of operations, cash flows or financial position due to the uncertainty of the Canadian policy and the speculative nature of U.S. federal and state policy. Duke Capital stays abreast of and engaged in the greenhouse gas policy developments of the countries, states and regions in which it operates, and will continue to assess and respond to their potential implications for Duke Capital’s business operations in the U.S., Canada and around the world.

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

Litigation

Western Energy Litigation.    Commencing in 2000, plaintiffs have filed and served 31 lawsuits in state and federal courts in California and Montana, Oregon and Washington against numerous other energy companies, including Duke Capital affiliates, and current and former Duke Energy executives. Most of these suits seek class action certification on behalf of purchasers of electric and/or natural gas energy residing in the states of California, Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of various state and/or federal antitrust, unfair business practices, and other laws. Plaintiffs in certain cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications, and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. To date, eight suits have been dismissed on filed rate and federal preemption grounds. Plaintiffs are appealing the dismissals. One suit was dismissed voluntarily.

In July 2004, Duke Capital reached an agreement in principle resolving the class-action litigation involving the purchase of electricity filed on behalf of ratepayers and certain other electricity consumers in California, Washington, Oregon, Utah and Idaho. This agreement is part of a more comprehensive agreement involving the FERC refunds and other proceedings. This agreement (California Agreement) is addressed in more detail in the Western Energy Regulatory Matters and Investigations paragraph below.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Suits filed on behalf of electricity ratepayers in other western states, on behalf of entities that purchased electricity directly from a generator, and on behalf of natural gas purchasers, remain pending. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but, based on rulings by trial courts and the California Settlement, Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position. Subsequent rulings by appellate courts could significantly affect the outcome.

In 2003, Pacific Gas and Electric Company (PG&E) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bilateral power contracts between the parties in early 2001. PG&E sought in excess of $25 million from DETM pursuant to a disputed “true-up” agreement between the parties. The PG&E true-up dispute was resolved in connection with the California Settlement.

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of a bilateral power contract between the parties in early 2001. SCE disputes DETM’s termination calculation and seeks in excess of $80 million. This dispute is not resolved in the California Settlement. Based on the level of damages claimed by the plaintiff and Duke Capital’s assessment of possible out comes in this matter, Duke Capital does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Western Energy Regulatory Matters and Investigations.    Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. Duke Capital has resolved these issues which are described in detail below, through the California Settlement.

In the FERC refund proceedings, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In 2002, the presiding administrative law judge in the FERC refund proceedings issued preliminary estimates that indicated DETM had refund liability of approximately $95 million.

The FERC issued staff recommendations and an order in 2003 relating to the refund proceeding and investigations into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. The Order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. Duke Capital cannot predict with certainty the outcome of the methodology change, but Platts, an energy industry publication, reported that a FERC spokesman announced that the methodology change could result in an increase in the total aggregate refund amount for all generators from $1.8 billion to at least $3.3 billion. The 2003 order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. DENA and DETM submitted gas cost data to the FERC and sought a gas price credit in the range of $72 million. The California parties challenged both the amount and availability of the credit. Resolution of the refund proceeding is included in the California Settlement.

In 2003, the FERC issued an Order to Show Cause concerning Enron-type gaming behavior and a companion Order requiring suppliers, including DETM, to justify bids in the CAISO and CalPX markets made above the level of $250 per megawatt hour from May 1, 2000 through October 1, 2000. Also in 2003, the FERC Staff and Duke Energy announced two agreements to resolve all matters at issue in both of these orders. Duke Capital agreed to pay up to $4.59 million to the benefit of California and western electricity consumers, pending final approval by the FERC. The FERC approved the agreement involving bidding practices and rejected the California parties’ objections to the agreement. The California parties have sought review of the FERC’s ruling on this agreement from the 9th Circuit U.S. Court of Appeals. On April 19, 2004, the administrative law judge

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

reviewing the remaining agreement issued a certification approving the settlement and rejecting the California parties’ objections. That agreement will now be submitted to the FERC for review. The California Parties’ challenge of the two agreements is resolved through the California Settlement.

At the state level, the California Public Utilities Commission (CPUC), a California State Senate Select Committee, the California Attorney General (with participation by the Attorneys General of Washington and Oregon) and the San Diego District Attorney are conducting formal and informal investigations involving some Duke Energy entities regarding the California energy markets, including review of alleged manipulation of energy prices. In addition, the U.S. Attorney’s Office in San Francisco served a grand jury subpoena on Duke Energy in 2002 seeking, in general, information relating to possible manipulation of the electricity markets in California, including potential antitrust violations. All investigations, other than criminal investigations, are resolved through the California Settlement. Duke Capital does not believe the outcome of any remaining criminal investigation will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

In July 2004, Duke Capital reached an agreement in principle (California Settlement), to settle the FERC refund proceedings and other significant litigation related to the western energy markets during 2000-2001. The parties to the settlement agreement include FERC staff, the state of California, the state of Washington, the state of Oregon, PG&E, SC&E, San Diego Gas & Electric Company, the California Department of Water Resources, the CPUC staff, private litigants and Duke Capital. The settlement is subject to approval by FERC and CPUC, and the class-action settlements are subject to court approval.

As part of the agreement, Duke Capital will provide approximately $208 million in cash and credits. In exchange, the parties to the agreement will forgo all claims relating to refunds or other monetary damages for sales of electricity during the settlement period, and claims alleging Duke Capital received unjust or unreasonable rates for the sale of electricity during the settlement period. The settlement resolves:

•	All western refund proceedings pending before the FERC

•	Market price investigations by attorneys general in California, Washington and Oregon

•	Private electricity-related class-action litigation filed on behalf of California, Washington, Oregon, Idaho and Utah ratepayers

•	Natural gas price issues raised by the California attorney general, PG&E, SCE and San Diego Gas & Electric Company.

Duke Capital recorded an approximate $105 million pre-tax charge in the second quarter of 2004 at DENA to reflect the settlement agreement. This charge was recorded in Operation, Maintenance and Other on the Consolidated Statements of Operations.

Financial Effect of California Settlement (in millions)
Cash	$85
Write-off of receivables and credits due to Duke Capital	123

Settlement total	208
Reserves and offsets	(103)

Second quarter 2004 pre-tax earnings impact	$105

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Trading Related Litigation.    Beginning in April 2002, 17 shareholder class-action lawsuits were filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. These lawsuits arose out of allegations that Duke Energy improperly engaged in “round trip” trades which resulted in an alleged overstatement of revenues over a three-year period. By late 2003, the two federal courts had dismissed all 17 lawsuits. Plaintiffs in the New York cases have appealed the dismissal order to the Second Circuit United States Court of Appeals. By letter dated April 16, 2004, Duke Energy received notice that a shareholder has reactivated a litigation demand previously sent to Duke Energy in 2002. This demand arises out of the same issues raised in the dismissed shareholder lawsuits. The notice states that the shareholder intends to initiate derivative shareholder litigation within 90 days from the date of the letter. Duke Energy’s Board of Directors appointed a special committee to review the demand. The special committee determined that there are no grounds with respect to the allegations made in the derivative demand to commence or maintain an action on behalf of Duke Energy against the individuals named in such derivative demand, and that, accordingly, it would not be in the best interests of Duke Energy to bring such claims.

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

Since August 2003, plaintiffs have filed three class action lawsuits brought on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002 in federal district court for the Southern District of New York. The lawsuits initially named Duke Energy as a defendant, along with numerous other entities. In the latest consolidated complaint filed in January 2004, the plaintiffs dropped Duke Energy from the cases and added DETM as a defendant. Plaintiffs claim defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. These cases are in very early stages. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits.

Trading Related Investigations.    In 2002 and 2003, Duke Energy responded to information requests and subpoenas from the SEC and to grand jury subpoenas issued by the U.S. Attorney’s office in Houston, Texas. The information requests and subpoenas sought documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in mid-October 2002 that the SEC formalized its trading-related investigation. The investigation remains open, and Duke Energy cannot predict the outcome.

On April 21, 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” The indictments further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. In statements made by the U.S. Attorney’s office, Duke Energy was characterized as a victim in this activity and was commended for its

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002 Duke Capital recorded the appropriate financial adjustments associated with the cited activities and did not consider the financial effect to be material. In February 2004, Duke Energy received a request for information from the U. S. Attorney’s office in Houston focused on the natural gas price reporting activity of a former DETM trader. Duke Capital’s affiliates are cooperating with the government in this investigation and Duke Capital cannot predict the outcome.

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

Sonatrach/Citrus Trading Corporation (Citrus).    Duke Energy LNG Sales, Inc. (Duke LNG) claims in an arbitration that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claim that Duke LNG repudiated the LNG Agreements by allegedly failing to perform LNG marketing obligations. In 2003, the arbitration panel issued its Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping, rendering them liable to Duke LNG for any resulting damages. The arbitration panel also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. Also in 2003, Sonatrading terminated the LNG Agreements and seeks in the arbitration to recover resulting damages from Duke LNG. The final hearing on damages issues has been tentatively scheduled for September 2005.

In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in Texas against Duke LNG (now pending in federal district court in Houston, Texas) alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience a loss of LNG supply. Following the commencement of the Citrus litigation, Duke LNG terminated the Citrus Agreement and filed a counterclaim in the Texas action asserting that Citrus breached the terms of the Citrus Agreement by among other things, failing to provide sufficient security for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach entitling Citrus to terminate the agreement and recover damages. On March 16, 2004, Citrus filed suit against PanEnergy Corp (PanEnergy) in the Harris County, Texas district court alleging that PanEnergy is financially responsible for losses incurred by Citrus as a result of Duke LNG’s alleged breaches. The action against PanEnergy now has been consolidated with the original Citrus lawsuit in federal court. No trial date has been set for these matters and discovery is proceeding. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with the Sonatrach and Citrus matters.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Enron Bankruptcy.    In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additional affiliates have filed for bankruptcy since that date. Certain affiliates of Duke Energy engaged in transactions with various Enron entities prior to the bankruptcy filings. In 2001, Duke Capital recorded a reserve to offset its exposure to Enron. In 2002, various Enron trading entities demanded payment from DETM for certain energy commodity sales transactions without regard to any set-off rights. DETM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. In 2003, DETM and other Duke Energy affiliates entered into an agreement in principle with Enron and its trading entities to resolve the outstanding disputes pending before the bankruptcy court. The proposed agreement was approved by the Unsecured Creditor’s Committee and on March 11, 2004, the bankruptcy court approved the settlement. No party appealed the court’s approval of the agreement prior to the April 12, 2004 deadline, and the agreement is final. The terms of the agreement are confidential, but resulted in a net gain in the second quarter of 2004 of approximately $109 million (net of minority interest expense of $5 million), due to the write-off of net payables to Enron reflected on the March 31, 2004 Consolidated Balance Sheet. Of the gain, $113 million was recorded at DENA, and $1 million at Field Services as a credit to Operation, Maintenance and Other on the Consolidated Statements of Operations.

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

Hubline Construction Disputes.    A number of disputes arose during 2003 between Algonquin Gas Transmission (Algonquin) and Maritimes & Northeast Pipeline, L.L.C. (Maritimes) and several of their contractors who provided construction and related services for Algonquin’s “Hubline” gas pipeline constructed in and around Boston Harbor, Massachusetts and the related Phase III expansion of the Maritimes pipeline. Algonquin and Maritimes participated in dispute resolution proceedings in late 2003 with Stolt Offshore Inc. (Stolt), Algonquin’s main contractor on the Hubline project and with Michels Corporation (Michels), a contractor on both the Hubline and Phase III projects. Algonquin and Maritimes have resolved all material claims arising out of the Hubline and Phase III projects. The Stolt settlement includes Stolt’s commitment to indemnify Algonquin with respect to any remaining subcontractor claims and lawsuits. Only immaterial claims relating to Murphy Bros. and its work on the related Phase III expansion of Maritimes remain open. The results of these settlements did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

ExxonMobil Disputes.    On April 8, 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management, Ltd. (DTMSI) and other affiliates of Duke Capital. MNGI and DETMI are the sole members of DETM. 3946231 and DTMSI are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil claims that DETMI and DTMSI engaged in allegedly wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of the agreements and fiduciary duties relating to the Ventures. ExxonMobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages. These amounts are not clearly quantified in the arbitration demand. Duke Capital affiliates denies these allegations, will vigorously

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

defend against ExxonMobil’s claims and has filed counterclaims asserting that ExxonMobil breached its venture obligations and other contractual obligations. These matters are in very early stages. It is not possible to predict with certainty whether Duke Energy or any of its affiliates will incur any liability as a result of these matters or to estimate the damages, if any, that might be incurred.

On November 13, 2003, MNGI filed a Demand for Arbitration against Duke Energy and DETMI. MNGI claims that, under the terms of the limited liability company agreement of DETM and general fiduciary principles, DETMI and Duke Energy have full financial responsibility for the settlement reached between DETM and the Commodity Futures Trading Commission (CFTC). MNGI demands reimbursement for a 40% share of the $28 million CFTC settlement, plus 40% of all related expenses incurred by DETM. On March 5, 2004, MNGI filed an amended claim, adding DENA as a party. The arbitration panel has been selected and discovery has commenced. An arbitration hearing is expected in 2004. In June 2004, the parties settled this dispute. Due to a previously established reserve, the settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

Mixed Oxide (MOX) Guarantees.    DCS is the prime contractor to the U.S. Department of Energy (the DOE) under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (the MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of December 31, 2003, Duke Capital, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS. Additionally, Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare the McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to provide for certain terms and conditions applicable to the purchase of MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

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

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS’ payment and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a “Base Subcontract” phase and three option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the three option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel and will receive cost reimbursement plus a fixed fee. The first option phase includes Duke Power’s modification of the Nuclear Reactors and related Duke Power facilities, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase includes Duke Power performance of additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The third option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the second option phase. In October 2003, DCS exercised its right to extend the term of the Duke Power Subcontract to cover the first option phase and Duke Power and DCS agreed to add the related terms and conditions to the Duke Power Subcontract. As of December 31, 2003, DCS’s performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and the first option phase.

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

As of December 31, 2003, Duke Capital was unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: (i) the DOE will exercise its options under the Prime Contract; (ii) the parties to the

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and (iii) the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Even though neither the DOE Guarantee nor the Duke Power Guarantee provide for a specific limitation on a guarantor’s payments, any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

On April 15, 2004, DCS and the DOE entered into an amendment to the Prime Contract that, among other things, clarified that the DOE Guarantee solely covers the guarantors’ obligations to reimburse the DOE, in the event DCS fails to provide such reimbursement, for any payments made by the DOE to DCS pursuant to the Prime Contract that DCS expends on costs that are not “allowable” under certain applicable federal acquisition regulations. Even though the DOE Guarantee does not provide for a specific limitation on the guarantor’s reimbursement obligations, Duke Capital estimates that the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee has been significantly reduced and is considered immaterial, as a result of the amendment discussed above.

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

Duke Capital has guaranteed the issuance of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of December 31, 2003, Duke Capital had guaranteed approximately $100 million of outstanding surety bonds related to obligations of non- wholly owned entities. Of this amount approximately $25 million relates to affiliated entities such as DEM. These bonds expire in various amounts, primarily in 2004. Of this amount, approximately $15 million relates to obligations of less than wholly owned consolidated entities.

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

The following tables show information regarding options to purchase Duke Energy’s common stock granted to employees of Duke Capital.

Stock Option Activity

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2000	18,284	$31
Granted	5,941	37
Exercised	(1,913)	25
Forfeited	(819)	33

Outstanding at December 31, 2001	21,493	33
Granted (a)	9,088	34
Exercised	(1,381)	23
Forfeited	(3,123)	37

Outstanding at December 31, 2002	26,077	34
Granted	6,972	15
Exercised	(334)	11
Forfeited	(6,660)	34

Outstanding at December 31, 2003	26,055	29

(a)	Includes 2,746,044 converted Westcoast stock options

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Stock Options at December 31, 2003

	Outstanding			Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number (in thousands)	Weighted-Average Exercise Price

$5 to $10	174	1.0	$10	174	$10
$11 to $14	4,739	8.9	14	173	13
$15 to $20	2,045	8.9	17	665	19
$21 to $24	498	5.3	22	436	22
$25 to $28	4,915	5.7	26	4,646	26
$29 to $33	3,030	4.9	30	2,927	30
$34 to $37	1,174	7.8	35	441	35
$38 to $39	5,675	8.0	38	3,686	38
> $39	3,805	7.0	43	2,771	43

Total	26,055	7.2		15,919	32

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

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

21. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
	(as revised, see Note 23)
2003
Operating revenues	$4,473	$3,821	$3,966	$3,883	$16,143
Operating income (loss)	540	456	(64)	(2,746)	(1,814)
Income (loss) before cumulative effect of change in accounting principle	208	302	(104)	(2,071)	(1,665)
Net income (loss)	75	302	(104)	(2,071)	(1,798)

2002
Operating revenues	$2,257	$2,467	$2,390	$4,007	$11,121
Operating income	355	567	149	382	1,453
Net income (loss)	179	284	(23)	(119)	321

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

22. Subsequent Events (Unaudited)

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for US income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect as change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s Southeastern U.S. generation assets and the Moapa facility.

Asset Sales

In January 2004, Duke Capital, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004, DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Additionally, during the first and second quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions resulted in cash proceeds of approximately $181 million and a net loss of approximately $2 million.

During the first and second quarter of 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

In the first quarter of 2004, Duke Capital recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based upon third-party bids received by International Energy. During the first quarter, Duke Capital determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Capital completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Capital received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Capital is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the 2004 Consolidated Statements of Operations.

On May 4, 2004 Duke Capital announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Capital in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months form the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s southeastern assets to KGen, Duke Capital arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Capital is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Capital for any payments made by it under the letter of credit, as well as expenses incurred by Duke Capital in connection with the letter of credit. Duke Capital will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

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

In May 2004, Duke Capital reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Capital recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of this sale. The sale is expected to close in the third quarter 2004.

In the second quarter of 2004, Duke Capital announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheet. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Debt and Financing Related Matters

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

In June 2004 Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

In July 2004, Duke Capital announced that on August 31, 2004, it will redeem the entire issue of Duke Capital Financing Trust III 8 3/8% Trust Preferred Securities due August 31, 2029 with a face value of $250 million. As the securities are being redeemed at par, security holders will receive $25 per preferred security held, plus accrued and unpaid distributions to the redemption date. Additionally, Duke Capital plans to remarket $750 million of its 4.32% senior notes, due 2006, underlying its 8.00% Equity Units on August 11, 2004. Proceeds from the remarketed notes will be held by a collateral agent and used to purchase U.S. Treasury securities to satisfy the forward stock purchase contract component of the Equity Units in November 2004.

For information on additional subsequent events related to debt and other financing matters refer to Note 13. For information on additional subsequent events related to Regulatory Matters refer to Note 4. For information on additional subsequent events related to litigation and contingencies refer to Note 16—Litigation. For more information on subsequent events related to the MOX guarantee, refer to Note 17.

23. Revisions to Classifications in the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets

In 2004, Duke Capital elected to change its business segments to present Crescent as separate segment. Following with this change, management determined that revisions were required to revise certain financial statement line items related to Crescent’s activities. Prior to and including the quarter ending March 31, 2004, the cash outflows related to Crescent’s purchases of commercial, residential and multi-family real estate were presented as a component of capital expenditures within cash flows from investing activities. The proceeds from the sales of these properties, as well as proceeds from the sales of “legacy” land were shown as part of the reconciliation of net income to net cash flows from operating activities, and thus included in cash flows from operating activities.

Duke Capital has since determined that the cash inflows and outflows from Crescent’s purchases and sales of commercial and multi-family properties, as well as proceeds from the sales of “legacy” land should have been presented as a component of cash flows from investing activities. All cash inflows and outflows related to Crescent’s residential properties should have been presented within cash flows from operating activities.

Prior to, and including the quarter ending March 31, 2004, all sales of real estate by Crescent were reported in revenues and the cost basis for all properties sold was included in operation and maintenance expense in the Consolidated Statements of Operations. Consistent with the change in presentation noted above for the Consolidated Statements of Cash Flows, Duke Capital has determined that amounts related to the purchases and sales of commercial and multi-family real estate should have been presented in the Consolidated Statements of Operations as Gains on Sales of Investments in Commercial and Multi-Family Real Estate, rather than presented in revenues and operation and maintenance expenses.

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Crescent’s real estate investments were previously classified in Inventory and Property, Plant and Equipment on the Consolidated Balance Sheets. Going forward, these amounts will be classified into a non-current asset line, Investments in Residential, Commercial and Multi-Family Real Estate, net. Accordingly, this revised presentation has been reflected in the accompanying Consolidated Balance Sheets.

Additionally, operating revenues and operating expenses have also been revised to reflect additional discontinued operations. See Note 11 for additional information.

The following shows the reclassifications made to the accompanying financial statements to reflect the items discussed above.

Reclassification of Cash flows from Operating and Investing Activities (in millions)
	For the years ended December 31,
	2003	2002	2001
Net cash provided by operating activities, as previously reported	$2,317	$3,521	$2,514
Reclassifications	(510)	(348)	(608)

Net cash provided by operating activities, as revised	$1,807	$3,173	$1,906

Net cash used in investing activities, as previously reported	$234	$(5,628)	$(5,135)
Reclassifications	510	348	608

Net cash used in investing activities, as revised	$744	$(5,280)	$(4,527)

Reclassification of Operating Revenues and Operating Expenses (in millions)

	For the years ended December 31,
	2003	2002	2001
Total operating revenues, as previously reported	$16,399	$11,345	$13,830
Reclassifications	(256)	(224)	(378)

Total operating revenues, as revised	$16,143	$11,121	$13,452

Total operating expenses, as previously reported	$18,010	$9,892	$11,202
Reclassifications	(172)	(118)	(272)

Total operating expenses, as revised	$17,838	$9,774	$10,930

Gains on sales of investments in commercial and multi-family real estate, as previously reported	$—	$—	$—
Reclassifications	84	106	106

Total gains on sales of investments in commercial and multi-family real estate, as revised	$84	$106	$106

DUKE CAPITAL LLC

(formerly known as Duke Capital Corporation)

Notes To Consolidated Financial Statements — Continued

Reclassification of Balance Sheets (in millions)

	For the years ended December 31,
	2003	2002
Inventory, as previously reported	$698	$666
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(215)	(163)

Inventory, as revised	$483	$503

Net Property, Plant and Equipment, as previously reported	$22,319	$25,233
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(1,116)	(1,277)

Net Property, Plant and Equipment, as revised	$21,203	$23,956

Investments in residential, commercial and multifamily real estate, as previously reported	$—	$—
Reclassifications	1,331	1,440

Investments in residential, commercial and multifamily real estate, as revised	$1,331	$1,440

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Duke Capital LLC:

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 3, effective January 1, 2004, Duke Capital realigned its segments for financial reporting purposes.

As discussed in Note 23, the accompanying consolidated financial statements have been revised.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Charlotte, North Carolina March 16, 2004 (August 9, 2004 as to Notes 3, 11, 23, and the “Litigation” section of Note 16)

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

In performing its audit of Duke Capital’s Consolidated Financial Statements for the year ended December 31, 2003, Duke Capital’s independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), noted certain matters involving Duke Capital’s internal controls that it considered to be a reportable condition under the standards established by the Public Company Accounting Oversight Board (United States). A reportable condition involves matters relating to significant deficiencies in the design or operation of internal controls that, in Deloitte’s judgment, could adversely affect Duke Capital’s ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The reportable condition noted by Deloitte related to the sufficiency of supporting documentation and transaction analysis, the application of generally accepted accounting principles, and the treatment of intercompany transactions during the consolidation process. The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on Duke Capital’s financial statements. Management has discussed the reportable condition with the Duke Capital Board of Directors and is implementing procedures and controls to address the identified conditions and enhance the reliability of Duke Capital’s internal control procedures.

Management has concluded that the Disclosure Controls Evaluation identified no changes in Duke Capital’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

In 2004, Duke Capital elected to change its business segments to present Crescent Resources, LLC as a separate segment. In connection with this change, management determined that revisions were required to the presentation of the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets related to its real estate activities. Management evaluated such revisions and determined that, while this matter represents a significant deficiency, it did not represent a material weakness and Duke Capital’s, disclosure controls are effective.

PART III.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy that were charged to Duke Capital for 2003 and 2002:

Type of Fees	FY 2003	FY 2002
	(In Millions)
Audit Fees (a)	$8.5	$6.6
Audit-Related Fees (b)	1.5	6.6
Tax Fees (c)	8.0	6.7
All Other Fees (d)	0.2	1.0

Total fees:	$18.2	$20.9

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of Duke Energy’s consolidated financial statements included in Duke Energy’s Annual Report on Form 10-K and review of financial statements included in Duke Energy’s Quarterly Reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with auditing standards of the Public Company Accounting Oversight Board (United States).
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy’s financial statements, including assistance with acquisitions and divestitures, internal control reviews, and employee benefit plan audits.
(c)	Tax Fees are fees billed by Deloitte for tax compliance, tax examination assistance and tax planning services.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

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

Report of Independent Registered Public Accounting Firm

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

Date: August 9, 2004	DUKE CAPITAL LLC (Registrant)

	By:	/S/ DAVID L. HAUSER
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

/S/ DAVID L. HAUSER
David L. Hauser

/S/ FRED J. FOWLER
Fred J. Fowler

/S/ JIM W. MOGG
Jim W. Mogg

Date: August 9, 2004

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on March 16, 2004 are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Exhibits filed herewith are by a double asterisk (**).

2.1	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).

3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

3.2	Limited Liability Company Agreement of registrant (filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

4.1	Senior Indenture between Duke Capital LLC (formerly known as Duke Capital Corporation) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, dated as of April 1, 1998 (the “Indenture”)(filed with Form S-3, File No. 333-71297, effective February 10, 1999, as Exhibit 4.1).

* 4.2	First Supplemental Indenture dated as of July 20, 1998 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.3	Second Supplemental Indenture dated as of September 28, 1999 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.4	Third Supplemental Indenture dated as of March 19, 2001 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

4.5	Fourth Supplemental Indenture dated as of November 19, 2001 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture (filed with Current Report on Form 8-K of Duke Energy Corporation, File No. 1-4928, filed November 20, 2001, as Exhibit 4.1-A).

* 4.6	Fifth Supplemental Indenture dated as of February 15, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.7	Sixth Supplemental Indenture dated as of February 28, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.8	Seventh Supplemental Indenture dated as of April 16, 2002 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.9	Eighth Supplemental Indenture dated as of February 18, 2004 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

* 4.10	Ninth Supplemental Indenture dated as of February 20, 2004 between Duke Capital LLC and JPMorgan Chase Bank, as Trustee, to the Indenture.

10.1	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

10.2	Contribution Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of Duke Energy Corporation, filed December 30, 1999).

10.3	Governance Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of Duke Energy Corporation, filed December 30, 1999).

Exhibit Number
10.4	First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).

10.5	Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).

10.6	Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of March 31, 2000 (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10.7	First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10.8	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed as Exhibit 10.18 to Form 10-K of Duke Energy Corporation for the year ended December 31, 2002, File No. 1-4928).

**12	Computation of Ratio of Earnings to Fixed Charges.

**23(a)	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.