Form 10-Q/A
period 2004-03-31
DUKE CAPITAL LLC
filed 2004-08-09
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Duke Capital LLC for the quarter ended March 31, 2004 is being filed for the purpose of amending and revising Items 1, 2, and 4 of Part I and Items 1 and 6 of Part II. This Form 10-Q/A is being filed in order to (1) revise certain financial statement captions related to Crescent (see Note 15 to the Consolidated Financial Statements), (2) to provide updates to significant litigation matters since the original filing date of May 17, 2004 (see Note 11 to the Consolidated Financial Statements), (3) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (4) to update for material subsequent events occurring since the original filing date of May 17, 2004 (see Note 14 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or member’s/stockholder’s equity.

DUKE CAPITAL LLC

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2004

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

i

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

ii

Item 1. Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
	(as Revised, See Note 15)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$3,149	$3,595
Regulated natural gas	982	879

Total operating revenues	4,131	4,474

Operating Expenses
Natural gas and petroleum products purchased	2,730	2,999
Operation, maintenance and other	476	374
Depreciation and amortization	256	251
Fuel used in electric generation and purchased power	242	246
Property and other taxes	82	67

Total operating expenses	3,786	3,937

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	59	2
(Losses) Gains on Sales of Other Assets, net	(352)	1

Operating Income	52	540

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	34	34
Gains on sales of equity investments	—	14
Other income and expenses, net	11	22

Total other income and expenses	45	70
Interest Expense	273	265
Minority Interest Expense	38	39

(Loss) Earnings From Continuing Operations Before Income Taxes	(214)	306
Income Tax (Benefit) Expense	(63)	100

(Loss) Income From Continuing Operations	(151)	206
Discontinued Operations
Net operating income, net of tax	8	2
Net gain on dispositions, net of tax	239	—

Income From Discontinued Operations	247	2
Income Before Cumulative Effect of Change in Accounting Principle	96	208
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	(133)

Net Income	$96	$75

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
	(as Revised, See Note 15)
ASSETS
Current Assets
Cash and cash equivalents	$1,471	$986
Receivables, net	2,377	2,482
Inventory	247	483
Assets held for sale	297	424
Unrealized gains on mark-to-market and hedging transactions	1,231	1,472
Other	840	467

Total current assets	6,463	6,314

Investments and Other Assets
Investments in unconsolidated affiliates	1,357	1,380
Goodwill	3,932	3,962
Notes receivable	232	260
Unrealized gains on mark-to-market and hedging transactions	1,596	1,815
Assets held for sale	2,089	1,444
Investments in residential, commercial and multi-family real estate, net of accumulated depreciation of $33 at March 31, 2004 and $32 at December 31, 2003	1,357	1,331
Other	1,007	1,336

Total investments and other assets	11,570	11,528

Property, Plant and Equipment
Cost	25,022	25,660
Less accumulated depreciation and amortization	4,732	4,457

Net property, plant and equipment	20,290	21,203

Regulatory Assets and Deferred Debits	1,104	1,060

Total Assets	$39,427	$40,105

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
	(as Revised, see Note 15)
LIABILITIES AND MEMBER’S/STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,837	$2,018
Notes payable and commercial paper	54	52
Taxes accrued	219	—
Interest accrued	221	229
Liabilities associated with assets held for sale	883	651
Current maturities of long-term debt	1,230	1,192
Unrealized losses on mark-to-market and hedging transactions	901	1,185
Other	1,127	1,425

Total current liabilities	6,472	6,752

Long-term Debt, including debt to an affiliate of $258 at March 31, 2004 and December 31, 2003	13,627	13,652

Deferred Credits and Other Liabilities
Deferred income taxes	2,451	2,360
Unrealized losses on mark-to-market and hedging transactions	1,497	1,698
Liabilities associated with assets held for sale	305	737
Other	1,126	1,157

Total deferred credits and other liabilities	5,379	5,952

Commitments and Contingencies
Minority Interests	1,723	1,701

Member’s/Common Stockholder’s Equity
Common stock, no par, 3,000 shares authorized, 1,010 shares outstanding	—	—
Paid-in capital	—	8,564
Retained earnings	—	2,884
Member’s equity	11,540	—
Accumulated other comprehensive income	686	600

Total member’s/common stockholder’s equity	12,226	12,048

Total Liabilities and Member’s/Stockholder’s Equity	$39,427	$40,105

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
	(as Revised, See Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96	$75
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	259	267
Cumulative effect of change in accounting principle	—	133
Net gains on sales of investments in commercial and multi-family real estate	(59)	(2)
Losses (gains) on sales of equity investments and other assets	94	(15)
Deferred income taxes	(64)	14
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	203	(105)
Receivables	211	(956)
Inventory	230	167
Other current assets	(323)	(196)
Increase (decrease) in
Accounts payable	(264)	1,161
Taxes accrued	218	231
Other current liabilities	(218)	101
Capital expenditures for residential real estate	(46)	(36)
Cost of residential real estate sold	21	10
Other, assets	142	92
Other, liabilities	50	131

Net cash provided by operating activities	550	1,072

CASH FLOWS FROM INVESTING ACTIVITIES
Capital and investment expenditures, net of refund	(299)	(501)
Proceeds from sales of commercial and multi-family real estate	167	1
Net proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable	155	306
Other	10	36

Net cash provided by (used in) investing activities	33	(158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	72	117
Payments for the redemption of long-term debt	(67)	(582)
Notes payable and commercial paper	(14)	(141)
Distributions to minority interests	(418)	(837)
Contributions from minority interests	363	593
Capital contributions from parent	—	100
Other	(3)	(6)

Net cash used in financing activities	(67)	(756)

Changes in cash and cash equivalents associated with assets held for sale	(31)	—

Net increase in cash and cash equivalents	485	158
Cash and cash equivalents at beginning of period	986	814

Cash and cash equivalents at end of period	$1,471	$972

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

The Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Capital and all majority-owned subsidiaries, and those variable interest entities where Duke Capital is the primary beneficiary. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units and other factors. These Consolidated Financial Statements and other information included in this quarterly report on Form 10-Q/A should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Duke Capital’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

In 2003, Duke Energy Fuels (DE Fuels) merged into a wholly owned subsidiary of Duke Capital. Duke Capital accounted for and reported the merger at historical cost as of the beginning of the earliest period presented and all prior years presented in the Consolidated Financial Statements were restated on a comparative basis. Therefore, for the three month period ended March 31, 2003, net income, as previously reported, was reduced by approximately $80 million as a result of the merger of DE Fuels into Duke Capital. For further information related to this merger see Duke Capital’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Also included in the reclassified amounts are increases to both non-regulated electric, natural gas, natural gas liquids and other revenues and to purchases of natural gas and petroleum products of $236 million related to the Field Services segment.

For certain information related to certain reclassifications made in connection with Crescent Resources LLC (Crescent) activities see Note 15.

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

Inventory (in millions)

	March 31, 2004	December 31, 2003
Materials and supplies	136	139
Natural gas	85	299
Petroleum products	26	45

Total inventory	$247	$483

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

In April 2004, approximately $840 million of debt was retired (as a non-cash financing activity) as part of the sale of the Asia-Pacific operations. This does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Capital is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. Duke Capital completed the sale of the Asia-Pacific assets, which includes substantially all of Duke Capital’s assets in Australia and New Zealand, to Alinta Ltd. on April 23, 2004.

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

Credit Facilities Summary as of March 31, 2004 (in millions)

				Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Other Borrowings	Total
Duke Capital LLC
$252 364-day syndicated letter of credit(a, b,c,d)	April 2004
$538 multi-year syndicated letter of credit(b,c,d)	April 2004
$550 multi-year syndicated(a,b,c)	August 2004
Total Duke Capital LLC		$1,340	$—	$666	$—	$666
Westcoast Energy Inc.
$153 364-day syndicated(b,e,f)	July 2004
$77 two-year syndicated(b,g)	July 2005
Total Westcoast Energy Inc.		230	—	—	—	—
Union Gas Limited
$260 364-day syndicated(e,h)	July 2004	260	—	—	—	—
Duke Energy Field Services, LLC
$250 364-day syndicated(c,e,i)	March 2005	250	—	—	—	—
Duke Australia Finance Pty Ltd.
$229 364-day syndicated(c,j,k)	September 2004	229	34	—	109	143
Duke Australia Pipeline Finance Pty Ltd.
$238 multi-year syndicated(k,l)	February 2005	238	—	—	214	214

Total(m)		$2,547	$34	$666	$323	$1,023

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.

(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility contains an interest coverage covenant.
(d)	On April 9, 2004 credit facility expiration date extended from April 2004 to July 2004.
(e)	Credit facility contains an option at initial maturity allowing for the conversion of all outstanding loans to a term loan repayable one year after the initial maturity date.
(f)	Credit facility is denominated in Canadian dollars and was 200 million Canadian dollars as of March 31, 2004.
(g)	Credit facility is denominated in Canadian dollars and was 100 million Canadian dollars as of March 31, 2004.
(h)	Credit facility contains covenant requiring debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 340 million Canadian dollars as of March 31, 2004.
(i)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 53%.
(j)	Credit facility is guaranteed by Duke Capital and is denominated in Australian dollars. During March 2004 credit facility was reduced from 316 million to 300 million Australian dollars and the expiration date was extended to September 2004. Credit facility was 300 million Australian dollars as of March 31, 2004.
(k)	Credit facility pertains to operations that were classified as discontinued operations at March 31, 2004. Therefore, the outstanding debt associated with the credit facility was reclassified to Current and Non-Current Liabilities Associated with Assets Held for Sale on the Consolidated Balance Sheets. These facilities were retired as a result of the completion of the sale of the Asia-Pacific assets to Alinta, Ltd. in April 2004.
(l)	Credit facility is guaranteed by Duke Capital, is denominated in Australian dollars, and was 312 million Australian dollars as of March 31, 2004. Duke Australia Pipeline Finance Pty Ltd. is a wholly owned subsidiary of Duke Capital.
(m)	Various operating credit facilities and credit facilities that support commodity, foreign exchange, derivative and intra-day transactions are not included in this credit facilities summary.

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

Components of Net Periodic Pension Costs for Westcoast (in millions)—for the three month period ended March 31,

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

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast (in millions)—for the three month period ended March 31,

	2004	2003
Service cost benefit	$1	$—
Interest cost on accumulated post-retirement benefit obligation	1	1

Net periodic post-retirement benefit costs	$2	$1

6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income.    Comprehensive income includes net income and all other non-owner changes in equity.

Total Comprehensive Income (in millions)

	Three Months Ended March 31,
	2004	2003
Net Income	$96	$75
Other comprehensive income
Foreign currency translation adjustments	(43)	164
Net unrealized gains on cash flow hedges(a)	123	183
Reclassification into earnings from cash flow hedges(b)	6	(61)

Other comprehensive income	86	286

Total Comprehensive Income	$182	$361

(a)	Net unrealized gains on cash flow hedges, net of $67 million tax expense in 2004 and $86 million tax expense in 2003.
(b)	Reclassification into earnings from cash flow hedges, net of $2 million tax expense in 2004 and $29 million tax benefit in 2003.

Accumulated Other Comprehensive Income

Components of and Changes in Accumulated Other Comprehensive Income (in millions)

	Foreign Currency Adjustments	Net Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance as of December 31, 2003	$309	$316	$(25)	$600
Other comprehensive income changes year to date (net of tax expense of $69)	(43)	129	—	86

Balance as of March 31, 2004	$266	$445	$(25)	$686

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

Also in the first quarter of 2004, Duke Capital recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural gas transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based on third-party bids received by International Energy. During the first quarter, Duke Capital determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Capital completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Capital received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Capital is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the Consolidated Statements of Operations.

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

The following table summarizes the operating results that have been classified as Discontinued Operations in the Consolidated Statements of Operations. The three-month period ended March 31, 2004 includes the results for International Energy’s Asia Pacific power generation and natural gas transmission businesses and its European operations, the merchant finance business conducted by DCP, and certain other assets at Field Services. In addition to the above, the three-month period ended March 31, 2003 contains certain of Crescent’s real estate projects that were disposed of in 2003. For additional information related to the exit of these activities see the Notes to the Consolidated Financial Statements filed as part of Duke Capital’s Form 10-K/A for the year ended December 31, 2003. None of DENA’s assets held for sale met the criteria for discontinued operations presentation at March 31, 2004, due primarily to Duke Capital’s anticipated continuing involvement in the operations of one or more of the Southeastern plants after the date of sale

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

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in the Annual Report on Form 10-K/A. Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations (EBIT) after deducting minority interest expense related to those profits.

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

Business Segment Data (in millions)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings (Loss) from Continuing - Operations before income taxes
Three Months Ended March 31, 2004
Natural Gas Transmission	$982	$56	$1,038	$398
Field Services	2,298	77	2,375	92
Duke Energy North America	633	23	656	(557)
International Energy	154	—	154	29
Crescent	39	—	39	60

Total reportable segments	4,106	156	4,262	22
Other	25	17	42	27
Eliminations	—	(173)	(173)	—
Interest expense	—	—	—	(273)
Minority interest expense and other(a)	—	—	—	10

Total consolidated	$4,131	$—	$4,131	$(214)

Three Months Ended March 31, 2003
Natural Gas Transmission	$879	$89	$968	$423
Field Services	2,046	504	2,550	30
Duke Energy North America	1,308	88	1,396	23
International Energy	172	—	172	40
Crescent	21	—	21	—

Total reportable segments	4,426	681	5,107	516
Other	48	4	52	53
Eliminations	—	(685)	(685)	—
Interest expense	—	—	—	(265)
Minority interest expense and other(a)	—	—	—	2

Total consolidated	$4,474	$—	$4,474	$306

(a)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

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

Segment assets include goodwill of $3,932 million at March 31, 2004 and $3,962 million at December 31, 2003, with $3,195 million at March 31, 2004 allocated to Natural Gas Transmission, $492 million to Field Services, $238 million to International Energy and $7 million to Crescent. The decrease of $30 million was related solely to foreign currency exchange rate fluctuations of $29 million at Natural Gas Transmission and $1 million at Field Services.

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

10. Regulatory Matters

FERC Orders No. 2004 and 2004-A and 2004-B (Standards of Conduct).    In November 2003, the Federal Energy Regulatory Commission (FERC) issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines and electric transmitting public utilities (“Transmission Providers”) previously subject to differing standards. In December 2003, Duke Energy filed a request for clarification and rehearing with the FERC regarding: (i) restrictions on how companies and their affiliates interact and share information, including corporate governance information, and (ii) expansion of coverage to affiliated gatherers, processors and intrastate and Hinshaw pipelines. On April 16, 2004, the FERC issued Order 2004-A adopting revised standards of conduct governing information flow between Transmission Providers and their “energy affiliates.” Order 2004-A accommodates unique corporate governance issues raised by Duke Capital’s and its affiliates’ corporate structure and clarifies provisions governing information flows for governance purposes. The FERC also clarified the expanded coverage of the rules to gatherers, processors and intrastate and Hinshaw pipelines. On August 2, 2004, FERC issued Order 2004-B, reaffirming the previous two orders and providing clarification on a number of issues. Duke Capital will be implementing compliance programs to meet the requirements of the order related to information flow and governance processes. Duke Capital expects to be in full compliance with the orders, including significant training and information posting requirements, by the September 22, 2004 deadline, and expects the orders to have no material adverse effect on its consolidated results of operations, cash flows or financial position.

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

Union Gas Limited (Union Gas) filed cost of service evidence with the Ontario Energy Board (OEB) in 2003 to establish rates for 2004. The OEB issued a decision in March 2004 and Union Gas implemented these rates in May 2004.

Maritimes & Northeast Pipeline, L.L.C. filed its Section 4 rate case with the Federal Energy Regulatory Commission on June 30, 2004 seeking an increase in rates from $0.695/Dth to $1.07/Dth. FERC has issued an order accepting the rate filing and suspending the rates until January 1, 2005, at which time they will become effective, subject to refund. The rate case has been set for hearing.

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

In July 2004, Duke Capital reached an agreement in principle resolving the class-action litigation involving the purchase of electricity filed on behalf of ratepayers and other electricity consumers of electricity in California, Washington, Oregon, Utah and Idaho will be resolved. This agreement is part of a more comprehensive agreement involving the FERC refunds and other proceedings. This agreement (California Agreement) is addressed in more detail in the Western Energy Regulatory Matters and Investigations paragraph below.

Suits filed on behalf of electricity ratepayers in other western states, on behalf of entities that purchased electricity directly from a generator, and on behalf of natural gas purchasers remain pending. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but, based on rulings by trial courts and the California Settlement, Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position. Subsequent rulings by appellate courts could significantly affect the outcome.

In 2003, Pacific Gas and Electric Company (PG&E) have initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of a bilateral power contract between the parties in early 2001. PG&E sought in excess of $25 million from DETM pursuant to a disputed “true-up” agreement between the parties. The PG&E true-up dispute was resolved in connection with the California Settlement.

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bilateral power contracts between the parties in early 2001. SCE disputes DETM’s termination calculation and seeks in excess of $80 million. This dispute is not resolved in the California Settlement. Based on the level of damages claimed by the plaintiff and Duke Energy’s assessment of possible outcomes in this matter, Duke Energy does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Western Energy Regulatory Matters and Investigations.    Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. Duke Capital has resolved these issues, which are described in detail below, through the California Settlement.

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

The FERC issued staff recommendations and an order in 2003 relating to the refund proceeding and investigations into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. The Order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. Duke Capital cannot predict with certainty the outcome of the methodology change, but Platts, an energy industry publication, reported that a FERC spokesman announced that the methodology change could result in an increase in the total aggregate refund amount for all generators from $1.8 billion to at least $3.3 billion. The 2003 order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. DENA and DETM submitted gas cost data to the FERC and sought a gas price credit in the range of $72 million. The California parties challenged both the amount and availability of the credit. Resolution of the refund proceeding was resolved through and included in the California Settlement.

In 2003, the FERC issued an Order to Show Cause concerning “Enron-type gaming behavior,” and a companion Order requiring suppliers, including DETM, to justify bids in the CAISO and CalPX markets made above the level of $250 per megawatt hour from May 1, 2000 through October 1, 2000. Also in 2003, the FERC Staff and Duke Energy announced two agreements to resolve all matters at issue in both of those orders. Duke Capital agreed to pay up to $4.59 million to benefit California and western electricity consumers, pending final approval by the FERC. The FERC approved the agreement involving bidding practices and rejected the California parties’ objections to the agreement. The California parties sought review of the FERC’s ruling on this agreement from the 9th Circuit U.S. Court of Appeals. On April 19, 2004, the administrative law judge reviewing the remaining agreement approved the settlement and rejected the California parties’ objections. That agreement was submitted to the FERC for review. The California parties’ challenge of the two agreements are resolved through the California Settlement.

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

In July 2004, Duke Capital reached an agreement in principle (the California Settlement), to settle the FERC refund proceedings and other significant litigation related to the western energy markets during 2000-2001. The parties to the settlement agreement include the FERC staff, the state of California, the state of Washington, the state of Oregon, PG&E, SCE, San Diego Gas & Electric Company, the California Department of Water Resources, the CPUC staff, private litigants and Duke Capital. The settlement is subject to approval by FERC and CPUC, and the class-action settlements are subject to court approval.

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

Enron Bankruptcy.    In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additional affiliates have filed for bankruptcy since that date. Certain affiliates of Duke Energy engaged in transactions with various Enron entities prior to the bankruptcy filings. In 2001, Duke Capital recorded a reserve to offset its exposure to Enron. In 2002, various Enron trading entities demanded payment from DETM for certain energy commodity sales transactions without regard to any set-off rights. DETM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. In 2003, DETM and other Duke Energy affiliates entered into an agreement in principle with Enron and its trading entities to resolve the outstanding disputes pending before the bankruptcy court. The proposed agreement was approved by the Unsecured Creditor’s Committee and on March 11, 2004, the bankruptcy court approved the settlement. No party appealed the court’s approval of the agreement prior to the April 12, 2004 deadline, and the agreement is final. The terms of the agreement are confidential, but resulted in a net pre-tax gain in the second quarter of 2004 of approximately $109 million (net of minority interest expense of $5 million), due to the write-off of net payables to Enron that were on the Consolidated Balance Sheet. Of the gain, $113 million was recorded at DENA, and $1 million at Field Services as a credit to Operation, Maintenance and Other on the Consolidated Statements of Operations.

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

ExxonMobil Disputes.    On April 8, 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management, Ltd. (DTMSI) and other affiliates of Duke Capital. MNGI and DETMI are the sole members of DETM. 3946231 and DTMSI are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil claims that DETMI and DTMSI engaged in allegedly wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of the agreements and fiduciary duties relating to the Ventures. ExxonMobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages. These amounts are not clearly quantified in the arbitration demand. Duke Capital denies these allegations, will vigorously defend against ExxonMobil’s claims and has filed counterclaims asserting that ExxonMobil breached its venture obligations and other contractual obligations. These matters are in very early stages. It is not possible to predict with certainty whether Duke Energy or any of its affiliates will incur any liability as a result of these matters or to estimate the damages, if any, that might be incurred in connection with those matters.

On November 13, 2003, MNGI filed a Demand for Arbitration against Duke Energy and DETMI. MNGI claims that, under the terms of the limited liability company agreement of DETM and general fiduciary principles, DETMI and Duke Energy have full financial responsibility for the settlement reached between DETM and the Commodity Futures Trading Commission (CFTC). MNGI demands reimbursement for a 40% share of the $28 million CFTC settlement, plus 40% of all related expenses incurred by DETM. On March 5, 2004, MNGI filed an amended claim, adding DENA as a party. The arbitration panel has been selected and discovery has commenced. An arbitration hearing is expected in 2004. In June 2004, the parties settled this dispute. Taking into consideration a previously established reserve, the settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

Mixed Oxide (MOX) Guarantees.    Duke COGEMA Stone & Webster, LLC (DCS) is the prime contractor to the U.S. Department of Energy (the DOE) under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (the MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of March 31, 2004, Duke Capital LLC, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS. Additionally, Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare the McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to provide for certain terms and conditions applicable to the purchase of MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

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

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS’ payment and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a “Base Subcontract” phase and three option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the three option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel and will receive cost reimbursement plus a fixed fee. The first option phase includes Duke Power’s modification of the Nuclear Reactors and related Duke Power facilities, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase includes Duke Power performance of additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The third option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the second option phase. In October 2003, DCS exercised its right to extend the term of the Duke Power Subcontract to cover the first option phase and Duke Power and DCS agreed to add the related terms and conditions to the Duke Power Subcontract. As of March 31, 2004, DCS’s performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and the first option phase.

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

As of March 31, 2004, Duke Capital was unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: (i) the DOE will exercise its options under the Prime Contract; (ii) the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and (iii) the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Even though neither the DOE Guarantee nor the Duke Power Guarantee provide for a specific limitation on a guarantor’s payments, any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

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

13. New Accounting Standards

The following new accounting standards have been adopted by Duke Capital subsequent to January 1, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

14. Subsequent Events

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price of approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owed merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s southeastern U.S. generation assets and the Moapa facility.

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

In May 2004, Duke Capital reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Capital recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of the sale. The sale is expected to close in the third quarter of 2004.

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

As disclosed in Note 7 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations, on May 4, 2004 Duke Capital announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Capital in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months from the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s Southeastern assets to KGen Partners LLC, Duke Capital LLC arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May, 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Capital is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Capital for any payments made by it under the letter of credit as well as expenses incurred by Duke Capital in connection with the letter of credit. Duke Capital will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

Debt and Financing Related Matters

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.5% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

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

For information on subsequent events related to debt and other financing matters refer to Note 4. For information on subsequent events related to regulatory matters refer to Note 10. For information on subsequent events related to the MOX guarantee refer to Note 12.

15. Revisions to Classifications in the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets for Crescent

In 2004, Duke Capital elected to change its business segments to present Crescent as separate segment. In connection with this change, management determined that revisions were required to revise certain financial statement line items related to Crescent’s activities. Prior to and including the quarter ending March 31, 2004, the cash outflows related to Crescent’s purchases of commercial, residential and multi-family real estate were presented as a component of capital expenditures within cash flows from investing activities. The proceeds from the sales of these properties, as well as proceeds from the sales of “legacy” land, were shown as part of the reconciliation of net income to net cash flows from operating activities, and thus included in cash flows from operating activities.

Duke Capital has since determined that the cash inflows and outflows from Crescent’s purchases and sales of commercial and multi-family properties, as well as proceeds from the sales of “legacy” land, should have been presented as a component of cash flows from investing activities. All cash inflows and outflows related to Crescent’s residential properties should have been presented within cash flows from operating activities.

Prior to, and including the quarter ending March 31, 2004, all sales of real estate by Crescent were reported in revenues and the cost basis for all properties sold was included in operation and maintenance expense in the Consolidated Statements of Operations. Consistent with the change in presentation noted above for the Consolidated Statements of Cash Flows, Duke Capital has determined that amounts related to the purchases and sales of commercial and multi-family real estate, as well as the sales proceeds and underlying cost of “legacy” land should have been presented in the Consolidated Statements of Operations as Gains on Sales of Investments in Commercial and Multi-Family Real Estate, rather than presented in revenues and operation and maintenance expenses.

Additionally, Crescent’s real estate investments were previously classified in Inventory and Property, Plant and Equipment on the Consolidated Balance Sheets. Going forward, these amounts will be classified into one non-current asset line, Investments in residential, commercial and multi-family real estate, net. Accordingly, this revised presentation has been reflected in the accompanying Consolidated Balance Sheets.

The following shows the reclassifications made to the accompanying financial statements to reflect the items discussed above.

Reclassification of Cash Flows from Operating and Investing Activities

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities, as previously reported	$763	$1,109
Reclassifications	(213)	(37)

Net cash provided by operating activities, as revised	$550	$1,072

Net cash used in investing activities, as previously reported	$(180)	$(195)
Reclassifications	213	37

Net cash used in investing activities, as revised	$33	$(158)

Reclassification of Operating Revenues and Operating Expenses

	Three Months Ended March 31,
	2004	2003
Total operating revenues, as previously reported	$4,287	$4,476
Reclassifications	(156)	(2)

Total operating revenues, as revised	$4,131	$4,474

Total operating expenses, as previously reported	$3,883	$3,937
Reclassifications	(97)	—

Total operating expenses, as revised	$3,786	$3,937

Gains on sales of investments in commercial and multi-family real estate, as previously reported	$—	$—
Reclassifications	59	2

Gains on sales of investments in commercial and multi-family real estate, as revised	$59	$2

Reclassification of Balance Sheets

	March 31, 2004	December 31, 2003
Inventory, as previously reported	$462	$698
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(215)	(215)

Inventory, as revised	$247	$483

Net Property, Plant and Equipment, as previously reported	$21,432	$22,319
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(1,142)	(1,116)

Net Property, Plant and Equipment, as revised	$20,290	$21,203

Investments in residential, commercial and multifamily real estate, as previously reported	$—	$—
Reclassifications	1,357	1,331

Investments in residential, commercial and multifamily real estate, as revised	$1,357	$1,331

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis includes the effects of revisions in order to (1) revise certain financial statement captions related to Crescent (see Note 15 to the Consolidated Financial Statements), (2) provide updates to significant litigation matters since the original filing date of May 17, 2004 (see Note 11 to the Consolidated Financial Statements), (3) remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (4) update for material subsequent events occurring since the original filing date of May 17, 2004 (see Note 14 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or member’s/stockholder’s equity.

Management’s Discussion and Analysis should be read in connection with the Consolidated Financial Statements.

Overview of Business Strategy and Economic Factors

Duke Capital’s business strategy is to develop integrated energy businesses in targeted regions where Duke Capital’s capabilities in developing energy assets; operating power plants, natural gas liquid (NGL) plants and natural gas pipelines; optimizing commercial operations including its affiliated real estate operation; and managing risk can provide comprehensive energy solutions for customers and create value for its parent company. For an in-depth discussion of Duke Capital’s business strategy and economic factors, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Form 10-K/A for the year ended December 31, 2003.

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

Consolidated Operating Revenues

Consolidated operating revenues for the three months ended March 31, 2004 decreased $343 million, compared to the same period in 2003. This change was driven by a $446 million decrease in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues, due primarily to a decrease at DENA related to decreased sales volumes as a result of the wind-down of Duke Energy Trading and Marketing, LLC (DETM, Duke Capital’s 60/40 joint venture with ExxonMobil Corporation) and decreased gas prices. Partially offsetting this decrease were increased residential property sales at Crescent and increased third party revenues at Field Services (although Field Services’ segment revenues are down due to decreased intercompany sales, which eliminate on a consolidated basis). Field Services’ third party sales are up due primarily to an increase in gas volumes sold, and an increase in NGL prices and volumes.

Partially offsetting the decrease in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues was an increase of $103 million in Regulated Natural Gas revenues, due primarily to foreign currency impacts related to the strengthening Canadian dollar.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Consolidated operating expenses for the three months ended March 31, 2004 decreased $151 million, compared to the same period in 2003. Changes in consolidated operating expenses were driven primarily by a $269 million decrease in Natural Gas and Petroleum Products Purchased, due primarily to a decrease in the costs of raw natural gas at Field Services; and a decrease at DENA related to decreased purchases as a result of the wind-down of DETM and decreased gas prices. Partially offsetting these decreases was an increase related to foreign currency impacts due to the strengthening Canadian dollar.

Partially offsetting the decrease in Natural Gas and Petroleum Products Purchased was a $102 million increase in Operation, Maintenance and Other, due primarily to an increase in the volume of Crescent’s residential developed lot sales in 2004 versus 2003. Also contributing to the increase in Operation, Maintenance and Other was foreign currency impacts related to the strengthening Canadian dollar.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate increased $57 million due primarily to a $37 million increase in land management or “legacy” land sales due to several large sales closed in the first quarter of 2004 as compared to $2 million closed in the first quarter of 2003 and a $20 million increase in commercial project sales due to the sale of a commercial project in the Washington, DC area.

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

Segment Results

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

EBIT is viewed as a non-Generally Accepted Accounting Principle (GAAP) measure under the rules of the Securities and Exchange Commission. EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Capital’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2004	2003
Natural Gas Transmission	$398	$423
Field Services	92	30
Duke Energy North America	(557)	23
International Energy	29	40
Crescent	60	—

Total reportable segment EBIT	22	516
Other	27	53

Total reportable segment and other EBIT	49	569
Minority interest expense and other(a)	10	2
Interest expense	(273)	(265)

Consolidated earnings from continuing operations before income taxes	$(214)	$306

(a)	Includes interest income, foreign currency remeasurement gains and losses and additional minority interest expense not allocated to segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$1,038	$968
Operating expenses	638	567
Operating income	400	401
Other income, net of expenses	6	35
Minority interest expense	8	13

EBIT	$398	$423

Proportional throughput, TBtu(a)	1,089	1,082

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

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

Field Services

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$2,375	$2,550
Operating expenses	2,249	2,509

Operating income	126	41
Other income, net of expenses	18	15
Minority interest expense	52	26

EBIT	$92	$30

Natural gas gathered and processed/transported, TBtu/d(a)	7.3	7.7
NGL production, MBbl/d(b)	356.7	367.9
Average natural gas price per MMBtu(c,d,e)	$5.69	$6.59
Average NGL price per gallon(d,e)	$0.59	$0.58

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Index based market price
(e)	Does not reflect results of commodity hedges

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

Duke Energy North America(a)

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$656	$1,396
Operating expenses	871	1,382
Losses on sales of other assets, net	(352)	—

Operating (loss) income	(567)	14
Other income, net of expenses	(4)	9
Minority interest benefit	(14)	—

EBIT	$(557)	$23

Actual plant production, GWh(b,c)	5,461	5,110
Proportional megawatt capacity in operation	15,821	14,156

(a)	See Note 1 to the Consolidated Financial Statements regarding the restatement for Duke Energy Fuels
(b)	Gigawatt-hours
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

•

A $124 million decrease in net trading margin driven primarily by negative mark-to-market margins in 2004 of $93 million. Duke Capital made decisions in 2003 to either terminate construction or attempt to sell certain generation assets that reduced DENA’s anticipated future power generation and sales volumes. Accordingly, certain hedging contracts that typically served to either fix the price of future power sales or future natural gas fuel purchases, ceased to qualify for hedge accounting and have been subject to mark-to-market accounting during the three months ended March 31, 2004. During the quarter, changes in future power and gas prices have decreased the fair value of these contracts. Duke Capital’s management will continue its focus on reducing exposure to mark-to-market movements.

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

Crescent

	Three Months Ended March 31,
(in millions)	2004	2003
Operating revenues	$39	$21
Operating expenses	37	23
Gains on sales of investments in commercial and multi-family real estate	59	2

Operating income	61	—
Minority interest expense	1	—

EBIT	$60	$—

Three Months Ended March 31, 2004 as Compared to March 31, 2003

Operating Revenues.    Operating revenues for the three months ended March 31, 2004 increased $18 million, compared to the same period in 2003. The increase was driven primarily by residential developed lot sales due to increased sales at Crescent’s Palmetto Bluff project in Bluffton, South Carolina, Crescent’s LandMar division in northeastern Florida and Crescent’s Lake Keowee projects in northwestern South Carolina.

Operating Expenses.    Operating expenses for the three months ended March 31, 2004 increased $14 million, compared to the same period in 2003. The increase was driven primarily by an $11 million increase in the cost of residential developed lot sales due to increased sales at Crescent’s Palmetto Bluff project and Crescent’s LandMar division as noted above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    Gains on sales of investments in commercial and multi-family real estate increased $57 million due primarily to a $37 million increase in land management or “legacy” land sales due to several large sales closed in the first quarter of 2004 as compared to $2 million closed in the first quarter of 2003 and $20 million increase in commercial project sales due to the sale of a commercial project in the Washington, DC area.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $522 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to decreased cash flow from changes in working capital. Cash flow from changes in working capital for the 2004 period was lower than the 2003 period due primarily to less collateral being posted to Duke Capital from counterparties, higher general and administrative related payments and foreign taxes paid. Cash earnings from operations were comparable for the 2004 and 2003 periods.

Investing Cash Flows

Net cash provided by investing activities increased $191 million for the three months ended March 31, 2004, compared to the same period in 2003. Proceeds from the sales of equity investments and other assets were $89 million less for the first three months of 2004 compared to the same period in 2003 due primarily to Natural Gas Transmission’s sale of its wholly owned Empire State Pipeline during the first quarter of 2003. Additionally, during the first quarter of 2003, collections on notes receivable were $79 million greater than in the first quarter of 2004. Those reductions in cash flow were offset by decreased capital and investment expenditures of $202 million and an increase in proceeds from the sales of commercial and multi-family real estate at Crescent of $166 million,. The decrease in capital and investment expenditures is due largely to continued lower investments in generating facilities at DENA offset by an increase in investments in commercial and multi-family real estate at Crescent.

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

In April 2004, approximately $840 million of debt was retired (as a non-cash financing activity) as part of the sale of the Asia-Pacific operations. This does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Capital is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. Duke Capital completed the sale of the Asia-Pacific assets, which includes substantially all of Duke Capital’s assets in Australia and New Zealand, to Alinta Ltd. on April 23, 2004.

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

Credit Ratings.    The credit ratings of Duke Capital and its subsidiaries have not changed since March 1, 2004 as reported in Duke Capital’s Form 10-K/A for December 31, 2003 – Financing Cash Flows and Liquidity. The following table summarizes the May 1, 2004 credit ratings from the rating agencies, retained by Duke Energy to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

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

A reduction in the credit rating of Duke Capital to below investment grade as of March 31, 2004 would have resulted in Duke Capital posting additional collateral of up to approximately $370 million, compared to $510 million at December 31, 2003. The other potential collateral posting requirements and settlement payments as disclosed in Duke Capital’s Form 10-K/A for December 31, 2003—Financing Cash Flows and Liquidity have not materially changed as of March 31, 2004. As a result the total potential collateral requirement including additional collateral, cash segregation and settlement payments declined from December 31, 2003.

Other Financing Matters.    As of March 31, 2004, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $512 million in gross proceeds from debt and other securities. Subsequent to March 31, 2004, these SEC shelf registrations were increased by $988 million to provide future funding flexibility. As of March 31, 2004 there have been no changes under Canadian shelf registrations as disclosed in Duke Capital’s Form 10-K/A for December 31, 2003—Financing Cash Flows and Liquidity.

Contractual Obligations and Commercial Commitments

Duke Capital enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. For an in-depth discussion of Duke Capital’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis” in Duke Capital’s Form 10-K/A for December 31, 2003.

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

Subsequent Events

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price of approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owed merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s southeastern U.S. generation assets and the Moapa facility.

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

In May 2004, Duke Capital reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Capital recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of the sale. The sale is expected to close in the third quarter of 2004.

In the second quarter of 2004, Duke Capital announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheets. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

As disclosed in Note 7 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations, on May 4, 2004 Duke Capital announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Capital in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months from the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s Southeastern assets to KGen Partners LLC, Duke Capital LLC arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May, 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Capital is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Capital for any payments made by it under the letter of credit as well as expenses incurred by Duke Capital in connection with the letter of credit. Duke Capital will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

Debt and Financing Related Matters

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.5% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

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

For information on subsequent events related to debt and credit facilities, see Note 4 to the Consolidated Financial Statements, Debt and Credit Facilities. For information related to the sale of International Energy’s Asia Pacific power generation and natural gas transmission businesses, and the sale of all of Duke Capital’s merchant generation assets in the Southeastern U.S., see Note 7 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations. For information related to litigation, see Note 11 to the Consolidated Financial Statements, Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Capital’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Capital’s Form 10-K/A for December 31, 2003.

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

Daily Earnings at Risk (in millions)

	March 31, 2004 One-Day Impact on Operating Income for 2004(a)	Estimated Average One- Day Impact on Operating Income for First Quarter 2004(a)	Estimated Average One- Day Impact on Operating Income for the Year 2003(a)	High One-Day Impact on Operating Income for First Quarter 2004(a)	Low One-Day Impact on Operating Income for First Quarter 2004(a)
Calculated DER	$28	$25	$6	$47	$11

(a)	DER measures the MTM portfolio’s impact on earnings. While this calculation includes both trading and undesignated contracts, the trading portion, as defined by EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” is not material.

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

As disclosed in Duke Capital’s 2003 Form 10-K/A, Duke Capital’s independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), noted certain matters involving Duke Capital’s internal controls that it considered to be a reportable condition under the standards established by the Public Company Accounting Oversight Board (United States). The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on Duke Capital’s financial statements. Management continues to implement procedures and controls to address the identified conditions and enhance the reliability of Duke Capital’s internal control procedures.

Management has concluded that the Disclosure Controls Evaluation identified no changes in Duke Capital’s internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

In 2004, Duke Capital elected to change its business segments to present Crescent Resources, LLC as a separate segment. In connection with this change, management determined that revisions were required to the presentation of the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets related to its real estate activities. Management evaluated such revision and determined that, while this matter represents a significant deficiency, it did not represent a material weakness and that Duke Capital’s disclosure controls are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For additional information concerning litigation and other contingencies, see Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies;” and Item 3, “Legal Proceedings,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” in Duke Capital’s Form 10-K/A for December 31, 2003, which are incorporated herein by reference.

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

Date: August 9, 2004	DUKE CAPITAL LLC

/s/ DAVID L. HAUSER David L. Hauser President

Date: August 9, 2004	/s/ KEITH G. BUTLER Keith G. Butler Chief Financial Officer and Controller