Form 10-Q
period 2005-03-31
DUKE CAPITAL LLC
filed 2005-05-16
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2005

Commission file number 0-23977

DUKE CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1107586
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

526 South Church Street Charlotte, NC	28202-1803
(Address of principal executive offices)	(Zip Code)

704-594-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  No  ☒

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended.

DUKE CAPITAL LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital LLC’s (Duke Capital) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Capital’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Capital’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in Duke Capital’s service territories

•	The weather and other natural phenomena

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which Duke Capital and its subsidiaries are subject or other external factors over which Duke Capital has no control

•	The results of financing efforts, including Duke Capital’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Capital’s credit ratings and general economic conditions

i

•	Declines in the market prices of equity securities and resultant cash funding requirements for Duke Capital’s defined benefit pension plans

•	The level of creditworthiness of counterparties to Duke Capital’s transactions

•	The amount of collateral required to be posted from time to time in Duke Capital’s transactions

•	Growth in opportunities for Duke Capital’s business units, including the timing and success of efforts to develop real estate, domestic and international power, pipeline, gathering, processing and other infrastructure projects

•	Competition and regulatory limitations affecting the success of Duke Capital’s divestiture plans, including the prices at which Duke Capital is able to sell its assets

•	The performance of electric generation, pipeline and gas processing facilities

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements, and

•	The ability to successfully complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture

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

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$3,241	$3,070
Regulated natural gas and natural gas liquids	1,151	1,007

Total operating revenues	4,392	4,077

Operating Expenses
Natural gas and petroleum products purchased	2,920	2,687
Operation, maintenance and other	469	468
Fuel used in electric generation and purchased power	152	242
Depreciation and amortization	252	254
Property and other taxes	84	82
Impairment and other charges	121	—

Total operating expenses	3,998	3,733

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	42	59
Gains (Losses) on Sales of Other Assets, net	32	(352)

Operating Income	468	51

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	41	35
Gains on sales of equity investments	1,239	—
Other income and expenses, net	25	11

Total other income and expenses	1,305	46

Interest Expense	223	273
Minority Interest Expense	416	38

Earnings (Loss) From Continuing Operations Before Income Taxes	1,134	(214)
Income Tax Expense (Benefit) from Continuing Operations	485	(63)

Income (Loss) From Continuing Operations	649	(151)
Discontinued Operations
Net operating income, net of tax	2	8
Net gain on dispositions, net of tax	—	239

Income From Discontinued Operations	2	247

Net Income	$651	$96

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$924	$503
Short-term investments	1,064	1,135
Receivables (net of allowance for doubtful accounts of $133 at March 31, 2005 and $131 at December 31, 2004)	2,643	2,645
Inventory	310	530
Assets held for sale	21	40
Unrealized gains on mark-to-market and hedging transactions	1,229	935
Other	607	604

Total current assets	6,798	6,392

Investments and Other Assets
Investments in unconsolidated affiliates	1,282	1,292
Goodwill	4,141	4,148
Notes receivable	171	232
Unrealized gains on mark-to-market and hedging transactions	1,530	1,327
Assets held for sale	41	84
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $16 at March 31, 2005 and $15 at December 31, 2004)	1,232	1,128
Other	1,400	756

Total investments and other assets	9,797	8,967

Property, Plant and Equipment
Cost	25,864	25,862
Less accumulated depreciation and amortization	5,659	5,464

Net property, plant and equipment	20,205	20,398

Regulatory Assets and Deferred Debits	1,170	1,152

Total Assets	$37,970	$36,909

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2005	December 31, 2004
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,971	$1,949
Notes payable and commercial paper	—	68
Taxes accrued	759	238
Interest accrued	190	213
Liabilities associated with assets held for sale	6	30
Current maturities of long-term debt	1,300	1,326
Unrealized losses on mark-to-market and hedging transactions	929	792
Other	1,306	1,450

Total current liabilities	6,461	6,066

Long-term Debt	11,138	11,286

Deferred Credits and Other Liabilities
Deferred income taxes	3,746	3,756
Unrealized losses on mark-to-market and hedging transactions	948	899
Liabilities associated with assets held for sale	14	14
Other	1,057	1,046

Total deferred credits and other liabilities	5,765	5,715

Commitments and Contingencies

Minority Interests	1,897	1,486

Member’s Equity
Member’s equity	11,472	11,307
Accumulated other comprehensive income	1,237	1,049

Total member’s equity	12,709	12,356

Total Liabilities and Member’s Equity	$37,970	$36,909

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$651	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	259
Gains on sales of investments in commercial and multi-family real estate	(42)	(59)
(Gains) losses on sales of equity investments and other assets	(1,271)	94
Deferred income taxes	(99)	(64)
Minority interest	413	32
Contribution to company-sponsored pension plans	(13)	(3)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	142	203
Receivables	27	4
Inventory	221	230
Other current assets	(26)	(323)
Increase (decrease) in
Accounts payable	21	(264)
Taxes accrued	514	218
Other current liabilities	(153)	(218)
Capital expenditures for residential real estate	(91)	(46)
Cost of residential real estate sold	38	21
Other, assets	(246)	347
Other, liabilities	22	17

Net cash provided by operating activities	361	544

CASH FLOWS FROM INVESTING ACTIVITIES
Capital and investment expenditures	(204)	(317)
Purchases of available-for-sale securities	(9,368)	(4,723)
Proceeds from sales and maturites of available-for-sale securities	9,411	4,481
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	1,322	155
Proceeds from the sales of commercial and multi-family real estate	51	167
Settlement of net investment hedges	(162)	—
Other	(3)	18

Net cash provided by (used in) investing activities	1,047	(219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4	72
Payments for the redemption of:
Long-term debt	(168)	(67)
Notes payable and commercial paper	(66)	(14)
Distributions to minority interests	(195)	(418)
Contributions from minority interests	192	363
Distribution to Parent	(750)	—
Other	(3)	(3)

Net cash used in financing activities	(986)	(67)

Changes in cash and cash equivalents associated with assets held for sale	(1)	(31)

Net increase in cash and cash equivalents	421	227
Cash and cash equivalents at beginning of period	503	378

Cash and cash equivalents at end of period	$924	$605

Supplemental Disclosures
Significant non-cash financing activities:
Advances from Parent converted to equity	$267	$—

See Notes to Consolidated Financial Statements.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation.    Duke Capital LLC (collectively with its subsidiaries, Duke Capital), a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy), is a leading energy company located in the Americas with a real estate subsidiary. On March 1, 2004, Duke Capital changed its form of organization from a corporation to a Delaware limited liability company by effecting a conversion pursuant to Section 266 of the General Corporation Law of the State of Delaware and Section 18-214 of the Delaware Limited Liability Company Act. Pursuant to the conversion, all rights and liabilities of Duke Capital Corporation in its previous corporate form vested in Duke Capital as a limited liability company. Duke Capital owns corporations who file as part of the Duke Energy consolidated federal income tax return and file their own respective foreign and state corporate income tax returns. The income tax expense related to these corporations is included in the income tax expense of Duke Capital. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Capital and all majority-owned subsidiaries where Duke Capital has control, and those variable interest entities where Duke Capital is the primary beneficiary.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Capital’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Capital’s Form 10-K for the year ended December 31, 2004.

Use of Estimates.    To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications.    The accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2004 reflects a reclassification of instruments used in Duke Capital’s cash management program from cash and cash equivalents to short-term investments of $866 million and $608 million as of March 31, 2004 and December 31, 2003, respectively. This reclassification resulted in a $258 million decrease in the net increase in cash and cash equivalents on the Consolidated Statement of Cash Flows for the three months ended March 31, 2004. This reclassification was made in order to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

2. Stock-Based Compensation

Duke Capital and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Duke Energy accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” The following table

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

illustrates the effect on net income for Duke Capital, if Duke Energy had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards and reflects the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment to FASB Statement No. 123)” to all stock-based compensation awards.

Pro Forma Stock-Based Compensation

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net income, as reported	$651	$96
Add: stock-based compensation expense included in reported net income, net of related tax effects	6	3
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(6)	(6)

Pro forma net income, net of tax effects	$651	$93

3. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory

	March 31, 2005	December 31, 2004
	(in millions)
Materials and supplies	$146	$144
Natural gas	111	312
Petroleum products	53	74

Total inventory	$310	$530

4. Debt and Credit Facilities

In December 2004, Duke Capital reached an agreement to sell its partially completed Grays Harbor power generation facility to an affiliate of Invenergy LLC (see Note 7). In 2004, Duke Capital terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Capital in January 2005.

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

Available Credit Facilities and Restrictive Debt Covenants.    The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2005, Duke Capital was in compliance with those covenants. In addition, some credit agreements may

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based on credit ratings.

Credit Facilities Summary as of March 31, 2005

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
		(in millions)
Duke Capital LLC
$600 364-day syndicated(a), (b), (c)	June 2005
$600 three-year syndicated(a), (b), (c)	June 2007
$130 three-year bi-lateral(b), (c)	October 2007
$120 multi-year bi-lateral(b), (c)	July 2009
Total Duke Capital LLC		$1,450	$—	$837	$837

Westcoast Energy Inc.
$165 three-year syndicated(b), (e)	June 2007
$83 two-year syndicated(b), (d)	July 2005
Total Westcoast Energy Inc.		248	—	—	—

Union Gas Limited
$248 364-day syndicated(f), (g)	June 2005	248	—	—	—

Duke Energy Field Services LLC
$250 364-day syndicated(c), (h), (i)	May 2005	250	—	—	—

Total(j)		$2,196	$—	$837	$837

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility contains an interest coverage covenant.
(d)	Credit facility is denominated in Canadian dollars, and was 100 million Canadian dollars as of March 31, 2005.
(e)	Credit facility is denominated in Canadian dollars, and was 200 million Canadian dollars as of March 31, 2005.
(f)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 300 million Canadian dollars as of March 31, 2005.
(g)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.
(h)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date.
(i)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 53%.
(j)	Various credit facilities that support ongoing operations and miscellaneous transactions are not included in this credit facilities summary.

On April 29, 2005, a new $450 million credit facility was established by Duke Energy Field Services, LLC (DEFS) with an expiration date of April 29, 2010. DEFS has the option at the expiration date to convert outstanding borrowings under the credit facility to an unsecured term loan with a final maturity date of April 29, 2011. This credit facility requires DEFS to maintain a debt-to-total capitalization ratio of less than or equal to 60% and an interest coverage ratio of at least 2.5 to 1.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

5. Employee Benefit Obligations

Duke Capital and its subsidiaries participate in Duke Energy’s U.S. non-contributory defined benefit retirement plan. Duke Capital’s net periodic pension benefit as allocated by Duke Energy for its U.S. plan, was $5 million and $7 million for the three month periods ended March 31, 2005 and 2004, respectively.

The following table shows the components of the net periodic pension costs for the Westcoast Energy, Inc. (Westcoast) Canadian retirement plans.

Components of Net Periodic Pension Costs for Westcoast—for the three month period ended March 31,

	2005	2004
	(in millions)
Service cost	$2	$2
Interest cost on projected benefit obligation	7	6
Expected return on plan assets	(6)	(6)
Amortization of loss	1	1

Net periodic pension costs	$4	$3

Duke Energy’s policy is to fund amounts for its U.S. retirement plan on an actuarial basis to provide assets sufficient to meet benefit payments to plan participants. Duke Energy has not made contributions to its U.S. retirement plan for the three month period ended March 31, 2005 and does not anticipate making a contribution to the U.S. retirement plan for the remainder of 2005.

Westcoast’s policy is to fund the defined benefit (DB) retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Duke Energy has contributed $12 million to the Westcoast DB plans for the three month period ended March 31, 2005, and anticipates that it will make total contributions of approximately $38 million in 2005. Duke Energy has contributed $1 million to the Westcoast DC plans for the three month period ended March 31, 2005, and anticipates that it will make total contributions of approximately $3 million in 2005.

Duke Capital and most of its subsidiaries, in conjunction with Duke Energy, provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Capital’s net periodic post-retirement costs, as allocated by Duke Energy, was $5 million and $7 million for the three month periods ended March 31, 2005 and 2004, respectively.

The following table shows the components of the net periodic post-retirement benefit costs for the Westcoast other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast—for the three month period ended March 31,

	2005	2004
	(in millions)
Service cost benefit	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	1

Net periodic post-retirement benefit costs	$2	$2

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Duke Energy also sponsors, and Duke Capital participates in, an employee savings plan that covers substantially all U.S. employees. Duke Capital expensed plan contributions, including amounts allocated by Duke Energy, of $8 million for the three month period ended March 31, 2005 compared to $7 million for the three month period ended March 31, 2004.

6. Comprehensive Income and Accumulated Other Comprehensive Income (AOCI)

Comprehensive Income.    Comprehensive income includes net income and all other non-owner changes in equity.

Total Comprehensive Income

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net Income	$651	$96
Other comprehensive income
Foreign currency translation adjustments	(15)	(43)
Net unrealized gains on cash flow hedges(a)	144	123
Reclassification into earnings from cash flow hedges(b)	59	6

Other comprehensive income, net of tax	188	86

Total Comprehensive Income	$839	$182

(a)	Net unrealized gains on cash flow hedges, net of $73 million tax expense in 2005 and $67 million tax expense in 2004. Includes a $74 million pre-tax loss which is an immaterial correction of an accounting error related to prior periods.
(b)	Reclassification into earnings from cash flow hedges, net of $30 million tax expense in 2005 and $2 million tax expense in 2004.

AOCI.    The following table shows the components of and changes in AOCI.

Components of and Changes in AOCI

	Foreign Currency Adjustments	Net Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
	(in millions)
Balance as of December 31, 2004	$534	$536	$(21)	$1,049
Other comprehensive income changes year to date (net of tax expense of $103)	(15)	203	—	188

Balance as of March 31, 2005	$519	$739	$(21)	$1,237

7. Acquisitions and Dispositions

Acquisitions.    Duke Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on known contingencies existing at the date of acquisition becomes available within one year after the acquisition, and longer for certain income tax items.

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

In the third quarter of 2004, Field Services acquired additional interest in three separate entities (for which DEFS owned less than 100%, but had been consolidating) for a total purchase price of $4 million, and the exchange of some Field Services’ assets. Two of these acquisitions, Mobile Bay Processing Partners (MBPP) and Gulf Coast NGL Pipeline, LLC (GC), resulted in 100% ownership by Field Services. The MBPP transaction involved MBPP transferring certain long-lived assets to El Paso Corporation for El Paso Corporation’s interest in MBPP. As a result of this non-monetary transaction, the assets transferred were written-down to their estimated fair value which resulted in Duke Capital recognizing a pre-tax impairment of approximately $13 million, which was approximately $4 million net of minority interest. An additional 12% interest in Dauphin Island Gathering Partners (DIGP) was also purchased for $2 million, which resulted in 84% ownership by Field Services. MBPP owns processing assets in the Onshore Gulf of Mexico. GC owns a 16.67% interest in two equity investments. DIGP owns gathering and transmission assets in the Offshore Gulf of Mexico.

The pro forma results of operations for these acquisitions do not materially differ from reported results.

Dispositions.    For the three months ended March 31, 2005, the sale of other assets and businesses resulted in approximately $1.2 billion in proceeds, net pre-tax gains of $32 million recorded in Gains (Losses) on Sales of Other Assets, net and pre-tax gains of approximately $1.2 billion recorded in Gains on Sales of Equity Investments on the Consolidated Statements of Operations. These sales exclude assets held for sale as of March 31, 2005 and discontinued operations, both of which are discussed in Note 10 and sales by Crescent Resources LLC (Crescent) which are discussed separately below. Significant sales of other assets and equity investments during the three months ended March 31, 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of approximately $1.2 billion, which have been classified as Gains on Sales of Equity Investments in the Consolidated Statement of Operations for the three months ended March 31, 2005. Minority Interest Expense of $343 million was recorded in the Consolidated Statement of Operations for the three months ended March 31, 2005 to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of TEPPCO GP.

•

Additionally, in February 2005, Duke Energy executed an agreement with ConocoPhillips whereby Duke Energy has agreed to cause a Duke Capital subsidiary to transfer a 19.7% interest in DEFS to ConocoPhillips for direct and indirect monetary and non-monetary consideration of approximately $1.1 billion. While the specifics of the transaction are still being negotiated, the consideration is expected to consist of the current Canadian operations of DEFS, the transfer of certain Canadian assets, or cash, from ConocoPhillips to Duke Capital, the transfer of cash from ConocoPhillips to DEFS, and the payment of cash from ConocoPhillips to Duke Capital of at least $500 million. Upon completion of this transaction, DEFS will be owned 50% by Duke Capital and 50% by

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

ConocoPhillips. As a result, Duke Capital expects to account for its investment in DEFS using the equity method after the transaction closes. This transaction, which is subject to customary U.S. and Canadian regulatory approvals, has a target close date of June 30, 2005. See Note 12 for the impacts of this anticipated transaction on certain cash flow hedges.

•	Duke Energy North America (DENA) asset sales totaled approximately $22 million in net proceeds. Those sales resulted in pre-tax gains of $28 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Total sales were driven principally by the sale of the partially completed Grays Harbor facility to an affiliate of Invenergy LLC resulting in a pre-tax gain of approximately $21 million (excluding any potential contingent considerations), which was completed on March 24, 2005.

•	Natural Gas Transmission asset sales totaled approximately $9 million in net proceeds. These sales resulted in pre-tax gains of approximately $2 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statement of Operations. These sales principally consisted of land tract sales.

•	Additional asset and business sales totaled $4 million in net proceeds. These sales resulted in net pre-tax gains of $2 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $51 million of proceeds and $42 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

In the first quarter of 2004, as a result of the marketing efforts related to DENA’s eight plants in the southeastern U.S., Duke Capital classified those assets and associated liabilities as held for sale in the Consolidated Balance Sheet at March 31, 2004 and recorded a pre-tax loss on these assets of approximately $360 million, which represented the excess of the carrying value over the fair value of the plants, less costs to sell. This loss was included in Gains (Losses) on Sales of Other Assets, net in the first quarter 2004 Consolidated Statement of Operations. The fair value of the plants was based upon the anticipated price of approximately $475 million agreed upon with KGen Partners LLP (KGen) and announced on May 4, 2004. The sale closed in August 2004 and the actual sales price consisted of $420 million cash and a $48 million note receivable with principal and interest due no later than seven years and six months after the closing date. The entire balance of the note, including interest, was repaid by KGen in the first quarter of 2005. The agreement included the sale of all of Duke Capital’s merchant generation assets in the southeastern U.S. The results of operations related to these assets are not reported within Discontinued Operations due to Duke Capital’s significant continuing involvement in the future operations of the plants including a long-term operating agreement for one of the plants and retention of certain guarantees related to these assets.

8. Member’s Equity and Related Party Transactions

During the first quarter of 2005, Duke Capital distributed $750 million to its parent, Duke Energy, to provide partial funding for the execution of Duke Energy’s accelerated share acquisition plan. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the recent sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO LP as discussed in Note 7.

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

$267 million as an addition to Member’s Equity. This forgiveness has been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the three months ended March 31, 2005.

In April 2005, Duke Capital received an additional $268 million in cash advances from Duke Energy. Duke Energy forgave these advances of $268 million in April 2005 and Duke Capital classified the $268 million as an addition to Member’s Equity.

Balances due to or due from Duke Energy included in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 are as follows:

Assets/(Liabilities)	March 31, 2005	December 31, 2004
	(in millions)
Advances receivable(a)	$789	$214
Taxes receivable/(payable)(b)	(484)	13
Accounts payable(c)	(43)	(34)
Other current liabilities(d)	(14)	—

(a)	Advances receivable are classified as Other within Investments and Other Assets on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(b)	The March 31, 2005 balances are classified as Taxes Accrued and the December 31, 2004 balances are classified as Other Current Assets in the Consolidated Balance Sheets.
(c)	The balances are classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	The balances are classified as Other Current Liabilities on the Consolidated Balance Sheets.

9. Severance

During 2002, Duke Capital communicated a voluntary and involuntary severance program across all segments to align the business with market conditions during that period. Severance plans related to the program were amended effective August 1, 2004 and will apply to individuals notified of layoffs between that date and January 1, 2006. As of March 31, 2005, no additional substantial charges are expected to be incurred under the plan. Provision for severance is included in Operations, Maintenance and Other in the Consolidated Statements of Operations.

Severance Reserve

	Balance at January 1, 2005	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2005
	(in millions)
International Energy	$1	$—	$—	$1
Field Services	—	1	—	1
Natural Gas Transmission	6	—	(1)	5
DENA	1	—	—	1
Other	2	—	—	2

Total(a)	$10	$1	$(1)	$10

(a)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

10. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations

		Operating Income			Net Gain on Dispositions
	Operating Revenues	Pre-tax Operating Income	Income Tax Expense (Benefit)	Operating Income, Net of Tax	Pre-tax Gain on Dispositions	Income Tax Expense	Gain on Dispositions, Net of Tax
	(in millions)
Three Months Ended March 31, 2005
Field Services	$4	$—	$—	$—	$—	$—	$—
DENA	34	—	—	—	—	—	—
International Energy	—	2	—	2	—	—	—

Total consolidated	$38	$2	$—	$2	$—	$—	$—

Three Months Ended March 31, 2004
Field Services	$36	$2	$1	$1	$2	$1	$1
International Energy	66	6	(1)	7	256	18	238

Total consolidated	$102	$8	$—	$8	$258	$19	$239

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	March 31, 2005	December 31, 2004
	(in millions)
Current assets	$21	$40
Investments and other assets	6	12
Property, plant and equipment, net	35	72

Total assets held for sale	$62	$124

Current liabilities	$6	$30
Long-term debt	14	14

Total liabilities associated with assets held for sale	$20	$44

Field Services

In December 2004, based upon management’s assessment of the probable disposition of certain plant and transportation assets in Wyoming, Field Services classified these assets as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. The book value of those assets was written down by $4 million ($3 million net of minority interest) to $10 million in December 2004, which represents the estimated fair value less cost to sell. The results of operations related to these assets were included in Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In February 2005, these assets were exchanged for certain gathering assets in Oklahoma of equivalent fair value.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In September 2004, Field Services recorded a pre-tax impairment charge of approximately $23 million ($16 million net of minority interest) related to management’s current assessment of some additional gathering, processing, compression and transportation assets in Wyoming being held for sale. The estimated fair value of these assets less cost to sell was $27 million and they were classified as Assets Held For Sale in the Consolidated Balance Sheets as of December 31, 2004. The after-tax loss and results of operations were included in Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In the first quarter of 2005, Field Services sold these assets for proceeds of approximately $28 million.

In February 2004, Field Services sold gas gathering and processing plant assets in West Texas to a third-party purchaser for a sales price of approximately $62 million, which approximated these assets’ carrying value. The results of operations related to these assets were included in Discontinued Operations, net of tax, in the Consolidated Statements of Operations for the three months ended March 31, 2004.

DENA

On September 21, 2004, DENA signed a purchase and sale agreement with affiliates of Irving Oil Limited (Irving), under which Irving will purchase DENA’s 75% interest in Bayside Power L.P. (Bayside). Closing will occur upon receipt of required third-party consents and regulatory approvals which are expected sometime in the second quarter 2005. As a result of the above agreement, DENA presented the $62 million of assets and $20 million of liabilities related to Bayside as Assets Held For Sale in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. After considering the minority ownership in Bayside, DENA’s net investment in Bayside was $20 million at March 31, 2005 and $19 million at December 31, 2004. Bayside was consolidated with the adoption of FASB Interpretation No. 46 (Revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51”, on March 31, 2004. Therefore, Bayside’s operating results after March 31, 2004 are included in Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Prior operating results are not included in Discontinued Operations, as Bayside was previously accounted for as an equity method investment.

International Energy

In order to eliminate exposure to international markets outside of Latin America and Canada, International Energy decided in 2003 to pursue a possible sale or initial public offering of International Energy’s Asia-Pacific power generation and natural gas transmission business (the Asia-Pacific Business). As a result of this decision, International Energy recorded an after-tax loss of $233 million during the fourth quarter of 2003, which represented the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. Fair value of the business was estimated based primarily on comparable third-party sales and analysis from outside advisors. This after-tax loss was included in Discontinued Operations—Net Gain on Dispositions, net of tax, in the Consolidated Statements of Operations.

In the first quarter of 2004, International Energy determined it was likely that a bid in excess of the originally determined fair value would be accepted and thus recorded a $238 million after-tax gain related to International Energy’s Asia-Pacific Business. The after-tax gain was included in Discontinued Operations-Net Gain on Dispositions, net of tax, in the Consolidated Statements of Operations and restored the loss recorded during the fourth quarter of 2003.

11. Business Segments

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Capital’s chief operating decision maker regularly reviews financial

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The remainder of Duke Capital’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, certain discontinued hedges, DukeNet Communications, LLC, Bison Insurance Company Limited (Bison), Duke Capital’s wholly owned, captive insurance subsidiary and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD).

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2004. Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

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

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended March 31, 2005
Natural Gas Transmission	$1,123	$52	$1,175	$407
Field Services	2,538	136	2,674	921
DENA	467	1	468	(35)
International Energy	168	—	168	68
Crescent	65	—	65	52

Total reportable segments	4,361	189	4,550	1,413
Other	31	(97)	(66)	(81)
Eliminations	—	(92)	(92)	—
Interest expense	—	—	—	(223)
Interest income and other(a)	—	—	—	25

Total consolidated	$4,392	$—	$4,392	$1,134

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Loss from Continuing Operations before Income Taxes
	(in millions)

Three Months Ended March 31, 2004
Natural Gas Transmission	$982	$56	$1,038	$398
Field Services	2,276	77	2,353	91
DENA	602	22	624	(557)
International Energy	154	—	154	29
Crescent	38	—	38	60

Total reportable segments	4,052	155	4,207	21
Other	25	17	42	27
Eliminations	—	(172)	(172)	—
Interest expense	—	—	—	(273)
Interest income and other(a)	—	—	—	11

Total consolidated	$4,077	$—	$4,077	$(214)

(a)	Other includes foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Segment Assets

	March 31, 2005	December 31, 2004
	(in millions)
Natural Gas Transmission	$17,165	$17,106
Field Services	7,435	6,810
DENA	7,382	7,255
International Energy	3,407	3,329
Crescent	1,410	1,315

Total reportable segments	36,799	35,815
Other	1,131	1,142
Reclassifications and eliminations(a)	40	(48)

Total consolidated assets	$37,970	$36,909

(a)	Represents reclassification of federal tax balances in consolidation and the elimination of intercompany assets, such as accounts receivable and interest receivable.

Segment assets include goodwill of $4,141 million as of March 31, 2005 and $4,148 million as of December 31, 2004, with $3,387 million allocated to Natural Gas Transmission, $497 million to Field Services, $250 million to International Energy and $7 million to Crescent as of March 31, 2005. The $7 million decrease from December 31, 2004 to March 31, 2005 was related solely to foreign currency exchange rate fluctuations of $11 million at Natural Gas Transmission, partially offset by an increase of $4 million at International Energy.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

12. Risk Management Instruments

The following table shows the carrying value of Duke Capital’s derivative portfolio as of March 31, 2005, and December 31, 2004.

Derivative Portfolio Carrying Value

	March 31, 2005	December 31, 2004
	(in millions)
Hedging	$1,251	$821
Trading	23	56
Undesignated	(392)	(306)

Total	$882	$571

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Capital’s Consolidated Balance Sheets. All amounts represent current fair value, except that the net asset amounts for hedging include assets of $119 million as of March 31, 2005 and $160 million as of December 31, 2004, that were frozen upon Duke Capital’s initial application of the normal purchases and normal sales exception to its forward power sales contracts as of July 1, 2001. These asset values will amortize as they settle over approximately five years.

The $430 million increase in the hedging derivative portfolio carrying value is due primarily to increases in forward natural gas prices, partially offset by the realization of natural gas hedge gains as well as other hedge activity.

The $86 million decrease in the undesignated derivative portfolio fair value is due primarily to mark-to-market of certain contracts held by Duke Capital related to Field Services’ commodity price risk. As a result of the anticipated transfer of 19.7% interest in DEFS to ConocoPhillips and the deconsolidation of its investment in DEFS (see Note 7), Duke Capital has discontinued hedge accounting for certain contracts held by Duke Capital related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. As a result, approximately $120 million of unrealized pre-tax losses previously recorded in AOCI related to these contracts has been recognized in earnings by Duke Capital in the three months ended March 31, 2005. These charges have been classified as a component of Impairment and Other Charges in the Consolidated Statement of Operations. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statement of Operations, resulting in the recognition of approximately $110 million of additional unrealized pre-tax losses, classified as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids and Other Revenues in the Consolidated Statement of Operations for the three months ended March 31, 2005. The decrease in the undesignated derivative portfolio fair value is partially offset by certain contract terminations at DENA.

Included in Other Current Assets in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 are collateral assets of approximately $297 million and $247 million, respectively, which represents cash collateral posted by Duke Capital with other third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 are collateral liabilities of approximately $423 million and $387 million, respectively, which represents cash collateral posted by other third parties to Duke Capital.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

During the first quarter of 2005, Duke Capital settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast on their scheduled maturity and paid approximately $162 million. Losses recognized on this net investment hedge have been classified in AOCI as a component of foreign currency adjustments and will not be recognized in earnings unless the complete or substantially complete liquidation of Duke Capital’s investment in Westcoast occurs.

Commodity Cash Flow Hedges.    Some Duke Capital subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Capital uses commodity instruments, such as swaps, futures, forwards and options as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Capital is hedging exposures to the price variability of these commodities for a maximum of 12 years.

As of March 31, 2005, $472 million of the pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in a separate component of stockholders’ equity, in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges resulted in the recognition of a loss of approximately $25 million in the three months ended March 31, 2005 as compared to a gain of $3 million in the three months ended March 31, 2004.

13. Regulatory Matters

Natural Gas Transmission.    Rate Related Information. In April 2005, The British Columbia Pipeline System (BC Pipeline) received National Energy Board (NEB) approval of final 2005 tolls in accordance with its 2004/2005 toll settlement agreement.

In December 2004, the Ontario Energy Board (OEB) approved the 2005 rates for Union Gas Limited (Union Gas). The OEB also implemented an asymmetrical earnings sharing mechanism for Union Gas, effective January 1, 2005. Earnings in 2005, above the 9.63% benchmark return on equity (ROE), normalized for weather, will be shared equally between ratepayers and Union Gas. No rate relief will be provided if Union Gas earns below the allowed ROE, normalized for weather. In March 2005, the OEB dismissed an appeal by Union Gas for reconsideration of the December decision. This earnings sharing mechanism reduced Union Gas’ earnings by approximately $8 million during the three months ended March 31, 2005.

On March 30, 2005, the OEB issued a report containing plans for refining natural gas sector regulation. The OEB has endorsed the concept of a multi-year incentive regulation plan. It has scheduled a series of proceedings over the next three years to establish key parameters underpinning this framework. Union Gas will participate in these proceedings.

Effective January 1, 2005, new rates for Maritimes & Northeast Pipeline L.L.C. (M&N) took effect, subject to refund, as a result of a rate case filed by M&N in 2004. In April 2005, an agreement in principle was reached with customers that would provide for a rate increase. The Federal Energy Regulatory Commission (FERC) schedule has been suspended for 30 days to allow the parties to finalize settlement documents. This agreement, once finalized, is expected to be filed with FERC for its review and approval in the second quarter of 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Management believes that the results of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

International Energy.    Brazil Regulatory Environment. In 2004, a new energy law enacted in Brazil changed the electricity sector’s regulatory framework. The new energy law created a regulated and non-regulated market that coexist. The regulated market consists of auctions conducted by the government for the sale of power to distribution companies, who are required to fully contract their estimated electricity demand, principally through the regulated auctions. In the non-regulated market, generators, traders and non-regulated customers are permitted to enter into bilateral electricity purchase and sale contracts. The first regulated auction was held December 7, 2004, and the second on April 2, 2005. In those auctions, distribution companies contracted for their estimated electricity demand for the period from 2005 to 2016. The contracts offered in the auctions were eight-year contracts with delivery periods commencing in each of the years 2005 through 2008. Duke Capital’s Brazilian affiliate, Duke Energy International, Geracao Paranapanema S.A. (Paranapanema), participated in these auctions as a seller of electricity and elected to commit to eight-year contracts for delivery of 214 Megawatts (MW) beginning in 2005, 58 MW for delivery beginning in 2006, and 218 MW for delivery beginning in 2007. Paranapanema elected not to commit any capacity to the 2008 contract, and withheld some available capacity from the 2006 and 2007 contracts, due to low pricing and in order to preserve the capability to capture higher value alternatives in the future.

14. Commitments and Contingencies

Environmental

Duke Capital is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities.    Like others in the energy industry, Duke Capital and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Capital operations, sites formerly owned or used by Duke Capital entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve ground water remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Capital or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Capital may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Clean Water Act.    The Environmental Protection Agency’s final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Duke Capital’s three natural gas-fired generating facilities in California are affected sources under the rule. The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

selection of compliance measures will be at least partially dependent upon the CDS information, Duke Capital is not able to estimate its cost for complying with the rule at this time.

Extended Environmental Activities, Accruals.    Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were accruals related to extended environmental-related activities of approximately $70 million as of March 31, 2005. These accruals represent Duke Capital’s provisions for costs associated with remediation activities at some of its current and former sites and other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows, or financial position.

Litigation

Western Energy Litigation.    Since 2000, plaintiffs have filed 47 lawsuits in four western states against Duke Capital affiliates, current and former Duke Energy executives, and other energy companies. Most of the suits seek class-action certification on behalf of electricity and/or natural gas purchasers. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants.

•	To date, one suit has been voluntarily dismissed by plaintiffs. Eleven suits have been dismissed on filed rate and/or federal preemption grounds. The plaintiffs in 10 of the dismissed suits have appealed or filed notice of appeal, and the U.S. Ninth Circuit Court of Appeals has affirmed the dismissals of eight of these lawsuits. The plaintiff in one of the dismissed actions affirmed by the Ninth Circuit has petitioned the U.S. Supreme Court for certiorari and that court has invited the U.S. Solicitor General to give the United States’ views on whether certiorari should be granted.

•	In July 2004, Duke Energy reached an agreement in principle resolving the class-action litigation involving the purchase of electricity filed on behalf of ratepayers and other electricity consumers in California, Washington, Oregon, Utah and Idaho. This agreement is part of a more comprehensive settlement involving FERC refunds and other proceedings related to the western energy markets during 2000-2001 (the California Settlement). The class action portion of the settlement is subject to court approval, but the FERC approved all remaining provisions of the settlement in December 2004. As part of the California Settlement, Duke Capital agreed to provide approximately $208 million in cash and credits to various parties involved in the settlement. The parties agreed to forgo all claims relating to refunds or other monetary damages for sales of electricity during the settlement period (January 1, 2000 through June 20, 2001), and claims alleging Duke Capital subsidiaries received unjust or unreasonable rates for the sale of electricity during the settlement period. In December 2004, Duke Capital tendered all of the settlement proceeds except for $7 million relating to the class-action settlement. This remaining amount, which is fully reserved, will be paid upon court approval of the class-action settlement.

•	Suits filed on behalf of electricity ratepayers in other western states, on behalf of entities that purchased electricity directly from a generator and on behalf of natural gas purchasers, remain pending. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with Duke Energy Trading and Marketing, LLC (DETM, Duke Capital’s 60/40 joint venture with ExxonMobil Corporation) relating to amounts owed in connection with the termination of bilateral power contracts between the parties in early 2001. SCE disputes DETM’s termination calculation and seeks in excess of $90 million. Based on the level of damages claimed by the plaintiff and Duke Capital’s assessment of possible outcomes in this matter, Duke Capital does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Western Energy Regulatory Matters and Investigations.    The U.S. Attorney’s Office in San Francisco served a grand jury subpoena on Duke Energy in 2002 seeking information relating to possible manipulation of the California electricity markets, including potential antitrust violations. Duke Capital does not believe the outcome of this investigation will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Trading Related Litigation.    By letter dated April 16, 2004, Duke Energy received notice that a shareholder reactivated a litigation demand sent to Duke Energy in 2002. Arising out of the same “round trip” trades issues raised in the shareholder lawsuits dismissed by the courts in 2003 and affirmed on appeal, the notice stated that the shareholder intended to initiate derivative shareholder litigation within 90 days from the date of the letter if Duke Energy did not initiate litigation within the stated timeframe. Duke Energy’s Board of Directors appointed a special committee to review the demand. The committee determined that there are no grounds supporting the allegations made in the derivative demand to commence or maintain an action on behalf of Duke Energy against the individuals named in the derivative demand, and that, accordingly, it would not be in the best interests of Duke Energy to bring such claims. By letter dated January 21, 2005, another shareholder reactivated a 2002 litigation demand. The reactivated demand arises out of the same issues that were raised in the April 16 reactivated demand as well as matters that were the subject of the California Settlement. On March 16, 2005, the special committee determined that there are no grounds supporting the allegations made in the derivative demand to commence or maintain an action on behalf of Duke Energy against the individuals named in the derivative demand, and that, accordingly, it would not be in the best interests of Duke Energy to bring such claims.

Commencing August 2003, plaintiffs filed three class-action lawsuits in the U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Merchantile Exchange during the years 2000 through 2002. DETM, along with numerous other entities, is named as a defendant. The plaintiffs claim that the defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. On September 24, 2004, the court denied a motion to dismiss the plaintiffs’ claims filed on behalf of DETM and other defendants. On January 25, 2005, the plaintiffs filed a motion for class certification; defendants are opposing the motion which has not yet been scheduled for hearing. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

On January 28, 2005, four plaintiffs filed suit in Tennessee Chancery Court against Duke Capital subsidiaries, affiliates and other energy companies seeking class action certification on behalf of indirect purchasers of natural gas who allege that they have been harmed by defendants’ manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and unlawfully exchanging information, resulting in artificially high natural gas prices paid by plaintiffs in the state of Tennessee. Alleging that defendants violated state antitrust laws and other laws, plaintiffs seek unspecified damages and other relief. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

Trading Related Investigations.    In 2002 and 2003, Duke Energy responded to information requests and subpoenas from the Securities and Exchange Commission (SEC) and to grand jury subpoenas issued by the U.S.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Attorney’s office in Houston, Texas. The information requests and subpoenas sought documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in 2002 that the SEC formalized its trading-related investigation and is cooperating with the SEC. Following discussions with the SEC staff, Duke Energy made an offer of settlement in April 2005 to resolve the issues that are the subject of the SEC’s investigation regarding conduct that occurred in 2000 through June 2002. The terms of the offer include issuance of an order to Duke Energy to cease and desist from violating internal controls and books and records requirements under Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, but does not include a penalty or finding of fraud. Prior to 2005, Duke Energy, Duke Capital and their subsidiaries took actions to remediate the issues that have been raised in the SEC’s investigation regarding internal controls. The offer of settlement is subject to approval by the SEC.

In April 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” They further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. Statements made by the U.S. Attorney’s office characterized Duke Energy as a victim in this activity and commended Duke Energy for its cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002, Duke Capital recorded the appropriate financial adjustments associated with the cited activities, and did not consider the financial effect to be material. In February 2005, one of the three indicted former DETMI employees pled guilty to a books and records violation, and a superseding indictment was filed against the other two former employees, providing more detail and adding an allegation that the former employees intentionally circumvented internal accounting controls.

Beginning in February 2004, Duke Energy has received requests for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activities of certain individuals involved in DETM trading operations. Duke Energy has cooperated with the government in this investigation and Duke Capital is unable to express an opinion regarding the probable outcome at this time.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

ExxonMobil Disputes.    In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management Ltd. (DTMSI) and other subsidiaries of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. ExxonMobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were not specified in the arbitration demand. Duke Energy denies these allegations, and has filed counterclaims asserting that ExxonMobil breached its Ventures obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Duke Energy’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of ExxonMobil’s claims. Duke Energy continues to evaluate the impact of this order on the pending arbitration. A hearing in this arbitration has been tentatively scheduled for January 2006 in Houston, Texas. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain ExxonMobil entities asserting that those entities wrongfully terminated two gas supply agreements with the Ventures and wrongfully failed to assume certain related gas supply agreement with other parties. A hearing in the Canadian arbitration proceeding has been scheduled to begin in August 2005 in Calgary, Canada. It is not possible to predict with certainty the damages that might be incurred by Duke Capital or any of its subsidiaries as a result of these matters.

Other Litigation and Legal Proceedings.    Duke Capital and its subsidiaries are involved in other legal, tax and regulatory proceedings in various forums regarding performance, contracts, royalty disputes, mismeasurement and mispayment claims (some of which are brought as class actions), and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Duke Capital has exposure to certain legal matters that are described herein. As of March 31, 2005, Duke Capital has recorded reserves of approximately $150 million for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Capital expenses legal costs related to the defense of loss contingencies as incurred.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

15. Guarantees and Indemnifications

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

Mixed Oxide (MOX) Guarantees.    Duke COGEMA Stone & Webster, LLC (DCS) is the prime contractor to the U.S. Department of Energy (DOE) under a contract (the Prime Contract) pursuant to which DCS will design, construct, operate and deactivate a domestic MOX fuel fabrication facility (the MOX FFF) and provide for the irradiation of the MOX fuel. The domestic MOX fuel project was prompted by an agreement between the United States and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of March 31, 2005, Duke Capital, through its wholly owned subsidiary, Duke Project Services Group Inc. (DPSG), held a 40% ownership interest in DCS.

The Prime Contract consists of a “Base Contract” phase and successive option phases. The DOE has the right to extend the term of the Prime Contract to cover the option phases on a sequential basis, subject to DCS and the DOE reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. As of March 31, 2005, DCS’ performance obligations under the Prime Contract included only the Base Contract phase and the first option phase covering mission reactor modifications.

DPSG and the other owners of DCS have issued a guarantee to the DOE which, in conjunction with the applicable guarantee provisions (as clarified by an April 2004 amendment) in the Prime Contract (collectively, the DOE Guarantee), obligates the owners of DCS to jointly and severally guarantee to the DOE that the owners of DCS will reimburse the DOE (in the event that DCS fails to provide such reimbursement) for any payments made by the DOE to DCS pursuant to the Prime Contract that DCS expends on costs that are not “allowable” under certain applicable federal acquisition regulations. DPSG has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee in excess of its proportional ownership percentage of DCS. Although the DOE Guarantee does not provide for a specific limitation on a guarantor’s reimbursement obligations, Duke Capital estimates that the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee is immaterial. As of March 31, 2005, Duke Capital had no liabilities recorded on its Consolidated Balance Sheets for the DOE Guarantee due to the immaterial amount of the estimated fair value of such guarantee.

In connection with the Prime Contract, Duke Energy, through its Duke Power franchised electric business, has entered into a subcontract with DCS (the Duke Power Subcontract) pursuant to which Duke Power will prepare its McGuire and Catawba nuclear reactors (the Mission Reactors) for use of the MOX fuel, and which also includes terms and conditions applicable to Duke Power’s purchase of MOX fuel produced at the MOX FFF for use in the Mission Reactors. The Duke Power Subcontract consists of a “Base Subcontract” phase and successive option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. As of March 31, 2005, DCS’ performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and the first option phase covering mission reactor modifications.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Other Guarantees and Indemnifications.    Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of March 31, 2005 was approximately $2.1 billion. Of this amount, approximately $1.3 billion relates to guarantees of payments and performance of affiliated entities such as Duke Energy Merchants, LLC (DEM) and approximately $450 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $175 million of the performance guarantees expire between 2005 and 2007, with the remaining performance guarantees expiring after 2008 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of March 31, 2005 was approximately $60 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of March 31, 2005 was approximately $525 million. Of this amount, approximately $500 million relates to letters of credit issued on behalf of less than wholly owned consolidated entities. Substantially all of these letters of credit expire in 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of March 31, 2005, Duke Capital had guaranteed approximately $35 million of outstanding surety bonds related to obligations of non-wholly owned entities. The majority of these bonds expire in various amounts between 2005 and 2006. Of this amount, approximately $20 million relates to affiliated entities such as DEM. Natural Gas Transmission and International Energy have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission or International Energy would be required under the guarantees to make payment on the obligation of the less than wholly owned entity. As of March 31, 2005, Natural Gas Transmission was the guarantor of approximately $15 million of debt at Westcoast associated with less than wholly owned entities, which expire in 2019. International Energy was the guarantor of approximately $10 million of performance guarantees associated with less than wholly-owned entities, with substantially all of the guarantees expiring in 2005.

Duke Capital has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Capital but which have been sold to third parties, such as DukeSolutions, Inc. (Duke Solutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to goods and services provided. Duke Capital has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Capital for any amounts paid by Duke Capital related to the DE&S guarantees. Duke Capital also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Capital related to the DukeSolutions guarantees. Further, Duke Capital granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Capital has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2005 to 2019, with others having no specific term. Duke Capital is unable to estimate the total maximum potential amount of future payments under these guarantees, since some of the underlying agreements have no limits on potential liability.

In connection with Duke Capital’s sale of the Murray merchant generation facility to KGen, in August 2004, Duke Capital guaranteed in favor of a bank the repayment of any draws under a $120 million letter of credit issued by the bank to Georgia Power Company. The letter of credit, which expires in 2005, is related to the obligation of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005. Duke Capital will be required to ensure reissuance of this letter of credit or issue similar credit support until the power sales agreement expires in 2012. Duke Capital will operate the sold Murray facility under an operation and maintenance agreement with the KGen subsidiary. As a result, the guarantee has an immaterial fair value. Further, KGen has agreed to indemnify Duke Capital for any payments Duke Capital makes with respect to the $120 million letter of credit.

Duke Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Capital’s maximum potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Duke Capital is unable to estimate the total maximum potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

As of March 31, 2005, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

16. New Accounting Standards

The following new accounting standards were adopted by Duke Capital subsequent to March 31, 2004 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”    In May 2004, the FASB staff issued FSP No. FAS 106-2, which superseded FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Modernization Act). The Modernization Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that include prescription drug benefits. FSP No. FAS 106-2 requires a sponsor to determine if its prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D as of the date of enactment of the Modernization Act, and if it is therefore entitled to receive the subsidy. If a sponsor determines that its prescription drug benefits are actuarially equivalent to the Medicare Part D benefit, the sponsor should recognize the expected subsidy in the measurement of the accumulated postretirement benefit obligation (APBO) under SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” Any resulting reduction in the APBO is to be accounted for as an actuarial experience gain. The subsidy’s reduction, if any, of the sponsor’s share of future costs under its prescription drug plan is to be reflected in current-period service cost.

The provisions of FSP No. FAS 106-2 were effective for the first interim period beginning after June 15, 2004. Duke Energy adopted FSP No. FAS 106-2 retroactively to the date of enactment of the Modernization Act, December 8, 2003, as allowed by the FSP. The after-tax effect on net periodic post-retirement benefit cost was not material to 2004 or 2005.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”    In March 2004, the EITF reached a consensus on Issue No. 03-1, which provides guidance on assessing whether impairments are other-than-temporary for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and non-marketable equity securities accounted for under the cost method. The consensus also requires certain disclosures about unrealized losses that have not been recognized in earnings as other-than-temporary impairments. The disclosure provisions were effective for all periods ending after December 15, 2003. The other-than-temporary impairment application guidance was to be effective for reporting periods beginning after June 15, 2004.

In September 2004, the FASB issued FSP No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, which delays indefinitely the application of certain provisions of EITF Issue No. 03-1 until further guidance can be considered by the FASB. However, the FSP did not delay the effective date for the disclosure provisions of EITF No. 03-1. Duke Capital continues to monitor this issue; however, based upon developments to date Duke Capital does not expect the final guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”.    In November of 2004, the EITF reached a consensus with respect to evaluating whether the criteria in SFAS

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

No. 144 have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, SFAS No. 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The consensus in EITF Issue No. 03-13 clarifies that the cash flows of the eliminated component are not considered to be eliminated if the continuing cash flows represent “direct” cash flows, as defined in the consensus. The consensus in EITF Issue No. 03-13 also requires that the assessment of whether significant continuing involvement exists be made from the perspective of the disposed component. The assessment should consider whether (a) the continuing entity retains an interest in the disposed component sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies or (b) the entity and the disposed component are parties to a contract or agreement that gives rise to significant continuing involvement by the ongoing entity. The consensus in EITF Issue No. 03-13 was effective for Duke Capital beginning January 1, 2005. The impact to Duke Capital of adopting EITF Issue No. 03-13 will depend on the nature and extent of any long-lived assets disposed of or held for sale after the effective date, but Duke Capital does not currently expect EITF Issue No. 03-13 will have a material impact on its consolidated results of operations, cash flows or financial position.

The following new accounting standards were issued, but have not yet been adopted by Duke Capital as of March 31, 2005:

SFAS No. 123 (Revised 2004), “Share-Based Payment”.    In December of 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Timing for implementation of SFAS No. 123R, as amended in April 2005 by the SEC, is no later than the beginning of the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, Duke Energy must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated.

Duke Energy continues to assess the transition provisions and has not yet determined the transition method to be used nor has Duke Energy determined if any changes will be made to the valuation method used for share-based compensation awards issued to employees in future periods. Duke Capital does not anticipate the adoption of SFAS No. 123R, which is currently planned for January 1, 2006, will have any material impact on its consolidated results of operations, cash flows or financial position. The impact to Duke Capital in periods subsequent to adoption of SFAS No. 123R will be largely dependent upon the nature of any new equity-based compensation awards issued to employees.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment”.    On March 29, 2005, the SEC staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Energy is currently in the process of implementing SFAS No. 123R, effective as of January 1, 2006, and will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123R.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.    In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion 29’s concept of culmination of an earning process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 does not apply to transfers of nonmonetary assets between entities under common control. The impact to Duke Capital of adopting SFAS No. 153 will depend on the nature and extent of any exchanges of nonmonetary assets after the effective date, but Duke Capital does not currently expect adoption of SFAS No. 153 will have a material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.    In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. Duke Capital is currently evaluating the impact of adopting FIN 47 as well as the interim transition provisions and cannot currently estimate the impact of FIN 47 on its consolidated results of operations, cash flows or financial position.

17. Income Tax Expense

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As a result of Duke Energy realigning these subsidiaries, approximately $85 million of tax benefit for the three months ended March 31, 2005 relating to the pre-tax losses from DEA and Duke Capital were not recognized by Duke Capital.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

Under the guidance in FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, for Duke Capital, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this special deduction will be reported in the periods in which the deductions are claimed on the tax returns. In the first quarter of 2005, Duke Capital recognized a benefit of approximately $1 million relating to the deduction from qualified domestic activities.

In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. Although the deduction is subject to a number of limitations and some uncertainty remains as to how to interpret numerous provisions in the Act, Duke Energy believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, Duke Energy plans to repatriate approximately $500 million in extraordinary dividends in 2005, as defined in the Act, and accordingly recorded a corresponding tax liability of $45 million as of December 31, 2004. Included in the $45 million, as of December 31, 2004, is $5 million of foreign income tax expense recorded at Duke Capital.

Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of March 31, 2005, Duke Capital has total provisions for uncertain tax positions of approximately $121 million as compared to $125 million as of December 31, 2004, which includes interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

18. Subsequent Events

In April 2005, Natural Gas Transmission agreed to acquire natural gas storage and pipeline assets in southwest Virginia and a 50% interest in Saltville Gas Storage LLC (Saltville Storage) from units of AGL Resources for approximately $62 million. Upon closing of this transaction, which is estimated to be in the third quarter of 2005, Natural Gas Transmission will own 100% of Saltville Storage.

On May 9, 2005, Duke Energy and Cinergy Corp. (Cinergy) announced they have entered into a definitive merger agreement which contemplates the creation of a combined energy company. Under the merger agreement, each common share of Cinergy would be converted into 1.56 shares of Duke Energy common stock upon closing of the merger, which is currently anticipated for the summer of 2006. Based on the current holdings, Duke Energy would issue approximately 310 million shares to consummate the merger. Based upon the May 6, 2005 closing price of Duke Energy’s common stock, the transaction would be valued at approximately $9 billion and would result in incremental goodwill to Duke Energy of approximately $4 billion. The merger is conditioned upon approval by the shareholders of both companies, as well as a number of federal and state regulatory approvals or reviews. Among other things, the merger agreement contemplates potential transactions that could involve the transfer of certain assets out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change.

For information on subsequent events related to debt and credit facilities, member’s equity, regulatory matters, and litigation see Notes 4, 8, 13 and 14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Overview of Business Strategy and Economic Factors.    Duke Capital LLC’s (Duke Capital’s) business strategy is to develop integrated energy businesses in targeted regions where Duke Capital’s capabilities in developing energy assets; operating power plants, natural gas liquid (NGL) plants and natural gas pipelines; optimizing commercial operations (including its affiliated real estate operation); and managing risk can provide comprehensive energy solutions for customers and create value for its parent company. For an in-depth discussion of Duke Capital’s business strategy and economic factors, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions)
Operating revenues	$4,392	$4,077	$315
Operating expenses	3,998	3,733	265
Gains on sales of investments in commercial and multi-family real estate	42	59	(17)
Gains (losses) on sales of other assets, net	32	(352)	384

Operating income	468	51	417
Other income and expenses, net	1,305	46	1,259
Interest expense	223	273	(50)
Minority interest expense	416	38	378

Earnings (loss) from continuing operations before income taxes	1,134	(214)	1,348
Income tax expense (benefit) from continuing operations	485	(63)	548

Income (loss) from continuing operations	649	(151)	800
Income from discontinued operations, net of tax	2	247	(245)

Net income	$651	$96	$555

Overview of Drivers and Variances

Three Months Ended March 31, 2005 as Compared to March 31, 2004.     Consolidated net income for the three months ended March 31, 2005, increased $555 million, compared to the same period in 2004. Significant items that contributed to the improved results included:

•	A $1,142 million pre-tax gain ($799 million net of minority interest of $343 million) recorded in 2005 on the sale of Duke Energy Field Services, LLC’s (DEFS) wholly-owned subsidiary, Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, L.P. (TEPPCO LP), an equity method investment of DEFS

•	An approximate $360 million pre-tax charge in 2004 associated with the sale of Duke Energy North America’s (DENA) eight natural gas-fired merchant power plants: Hot Spring (Arkansas); Murray and Sandersville (Georgia); Marshall (Kentucky); Hinds, Southaven, Enterprise and New Albany (Mississippi) in the southeastern United States; and certain other power and gas contracts (collectively, the Southeast Plants)

•	A $97 million pre-tax gain recorded in 2005 on the sale of Duke Capital’s limited partner interest in TEPPCO LP

•	A $90 million increase in DENA’s net trading margin due primarily to the absence of mark-to-market losses associated with the disqualified hedge positions in 2005 as compared to 2004. An additional increase in net trading margin was primarily the result of substantially divesting certain Duke Energy Trading and Marketing, LLC (DETM, Duke Capital’s 60/40 joint venture with ExxonMobil Corporation) positions which had negative net trading margin in 2004

•	An approximate $85 million pre-tax increase in earnings ($60 million net of minority interest of $25 million) at Field Services due primarily to the favorable effects of commodity prices, net of hedging

•	A $50 million pre-tax decrease in interest expense, due primarily to Duke Capital’s lower debt balance in 2005, and

•	An approximate $21 million pre-tax gain recorded in 2005 on the sale of DENA’s partially completed Grays Harbor power plant in Washington state.

Partially offsetting these increases and prior-year charges were:

•	A $548 million increase in income tax expense from continuing operations, resulting primarily from higher earnings, primarily the gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above and partially due to the flow through of income tax benefits to Duke Energy in 2005 (see Note 17 to the Consolidated Financial Statements, “Income Tax Expense”)

•	A $378 million increase in minority interest expense, due primarily to the gain associated with the sale of TEPPCO GP, discussed above

•	A $238 million after-tax gain recognized in discontinued operations in 2004 related to the sale of International Energy’s Asia-Pacific power generation and natural gas transmission business (the Asia-Pacific Business), and

•	An approximate $230 million of unrealized pre-tax losses recognized in 2005 on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the anticipated deconsolidation of DEFS by Duke Capital (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”).

On a consolidated and a segment reporting basis, results of operations through March 31, 2005, may not be indicative of the full year.

Consolidated Operating Revenues

Three Months Ended March 31, 2005 as Compared to March 31, 2004.    Consolidated operating revenues for the three months ended March 31, 2005 increased $315 million, compared to the same period in 2004. This change was driven primarily by:

•	A $321 million increase at Field Services due primarily to higher average commodity prices, primarily NGL’s and natural gas, in 2005

•	A $137 million increase at Natural Gas Transmission due primarily to higher natural gas prices that are passed through to customers and favorable foreign exchange rates as a result of the strengthening Canadian dollar (mostly offset by gas price and currency impacts to expenses),

•	A $90 million increase in DENA’s net trading margin due primarily to the absence of mark-to-market losses associated with the disqualified hedge positions in 2005 as compared to 2004. An additional increase in net trading margin was primarily the result of substantially divesting certain DETM positions which had negative net trading margin in 2004, and

•	An approximate $50 million increase due principally to higher residential developed lot sales at Crescent and higher energy prices at International Energy.

Partially offsetting these increases in revenues were:

•	A $202 million decrease in natural gas sales revenues at DENA due primarily to lower natural gas sales volumes, as a result of the continued wind-down of DETM operations, partially offset by higher average natural gas prices in 2005, and

•	An approximate $110 million decrease resulting from unrealized mark-to-market losses due to increased commodity prices as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”).

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Three Months Ended March 31, 2005 as Compared to March 31, 2004.    Consolidated operating expenses for the three months ended March 31, 2005 increased $265 million, compared to the same period in 2004. This change was driven primarily by:

•	An approximate $400 million increase in operating expenses at Field Services and Natural Gas Transmission driven primarily by higher average NGL and natural gas prices, and foreign exchange impacts, and

•	An approximate $120 million increase related to the recognition of unrealized losses in accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”)

Partially offsetting these increases in expenses were:

•	A $193 million reduction in natural gas purchases at DENA due primarily to the continued wind-down of DETM, and

•	A $75 million decrease in fuel costs, due primarily to reduced volumes at DENA resulting from the sale of the Southeast Plants and lower run times in the western region.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains (Losses) on Sales of Other Assets, Net

Consolidated gains (losses) on sales of other assets, net for the three months ended March 31, 2005 increased $384 million, compared to the same period in 2004. The increase was due primarily to the approximately $360 million pre-tax charge in 2004 associated with the sale of DENA’s Southeast Plants and the pre-tax gain of approximately $21 million recorded in 2005 on the sale of DENA’s partially completed Grays Harbor power plant in Washington state.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2005 increased $417 million, compared to the same period in 2004. Increased operating income was primarily driven by the change in consolidated gains (losses) on sales of other assets, net at DENA of approximately $380 million, a $90 million increase in DENA’s net trading margin and an $85 million increase at Field Services due primarily to the favorable effects of commodity prices, all discussed above. These increases were partially offset by the approximate $230 million negative impact to operating income related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, as discussed above. Other drivers to operating income are discussed above.

For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses, net

Consolidated other income and expenses, net for the three months ended March 31, 2005 increased $1,259 million, compared to the same period in 2004. The increase was due primarily to the $1,239 million pre-tax gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2005 decreased $50 million, compared to the same period in 2004. This decrease was due primarily to Duke Capital’s lower debt balance in 2005.

Consolidated Minority Interest Expense

Consolidated minority interest expense for the three months ended March 31, 2005 increased $378 million, compared to the same period in 2004. The increase primarily resulted from the gain associated with the sale of TEPPCO GP as discussed above.

Consolidated Income Tax Expense (Benefit) from Continuing Operations

Consolidated income tax expense (benefit) from continuing operations for the three months ended March 31, 2005 increased $548 million, compared to the same period in 2004. The increase primarily resulted from higher earnings, due primarily to the gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above and partially due to the flow through of income tax benefits to Duke Energy in 2005. The effective tax rate increased to 42.8% for the three months ended March 31, 2005 as compared to 29.4% for the same period in 2004, due primarily to the tax benefits related to the pre-tax losses from Duke Energy Americas LLC (DEA) not being recognized at Duke Capital (see Note 17 to the Consolidated Financial Statements, “Income Tax Expense”).

Consolidated Income from Discontinued Operations, net of income tax

Consolidated income from discontinued operations, net of income tax for the three months ended March 31, 2005 decreased $245 million, compared to the same period in 2004. The decrease primarily resulted from a $238 million after-tax gain recorded in 2004 on the sale of International Energy’s Asia-Pacific Business.

Segment Results

Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Capital, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Capital’s ownership interest in operations without regard to financing methods or capital structures.

Duke Capital’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Three Months Ended March 31,
	2005	2004
	(in millions)
Natural Gas Transmission	$407	$398
Field Services	921	91
DENA	(35)	(557)
International Energy	68	29
Crescent	52	60

Total reportable segment EBIT	1,413	21
Other	(81)	27
Interest expense	(223)	(273)
Interest income and other(a)	25	11

Consolidated earnings (loss) from continuing operations before income taxes	$1,134	$(214)

(a)	Other includes foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,175	$1,038	$137
Operating expenses	776	638	138
Gains on sales of other assets, net	2	—	2

Operating income	401	400	1
Other income, net of expenses	14	6	8
Minority interest expense	8	8	—

EBIT	$407	$398	$9

Proportional throughput, TBtu(a)	1,056	1,089	(33)

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $97 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices that are passed through to customers without a mark-up at Union Gas Limited (Union Gas). This revenue increase is offset in expenses

•	A $57 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•	A $6 million increase from completed and operational pipeline expansion projects in the United States, partially offset by

•	An $8 million decrease at Union Gas primarily resulting from a new earnings-sharing mechanism effective January 1, 2005 (see Note 13 to the Consolidated Financial Statements, “Regulatory Matters”).

Operating Expenses.     The increase was driven primarily by:

•	A $97 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues, and

•	A $44 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above).

Other Income, net of expenses.    The increase was driven primarily by a $5 million construction fee received from an affiliate related to the successful completion of the Gulfstream Natural Gas System, LLC (Gulfstream) Phase II project, 50% owned by Duke Capital, which went into service in February 2005.

EBIT.    EBIT increased primarily as a result of earnings from expansion projects and foreign exchange EBIT impacts from the strengthening Canadian currency, partly offset by lower revenues at Union Gas due to the new earnings-sharing mechanism.

Field Services

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$2,674	$2,353	$321
Operating expenses	2,586	2,228	358
Gains on sales of other assets, net	2	—	2

Operating income	90	125	(35)
Other income, net of expenses	1,251	18	1,233
Minority interest expense	420	52	368

EBIT	$921	$91	$830

Natural gas gathered and processed/transported, TBtu/d(a)	7.1	7.2	(0.1)
NGL production, MBbl/d(b)	365	353	12
Average natural gas price per MMBtu(c), (d), (e)	$6.27	$5.69	$0.58
Average NGL price per gallon(d), (e)	$0.73	$0.59	$0.14

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Index-based market price
(e)	Does not reflect results of commodity hedges.

Three months ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.     The increase was primarily driven by:

•	A $150 million increase due to a $0.14 per gallon increase in average NGL prices

•	A $115 million increase due to a $0.58 per MMBtu increase in average natural gas prices

•	A $25 million increase attributable to a $14.93 per-barrel increase in average crude oil prices to $50.10 during the three months ended March 31, 2005 from $35.17 during the same period in 2004

•	A $19 million increase related to the impact of cash flow hedging, which reduced revenues by approximately $27 million for the three months ended March 31, 2005 and by approximately $46 million for the same period in 2004

•	A $15 million increase in wholesale propane marketing activity primarily due to higher propane prices, partially offset by

•	A $10 million decrease related to lower natural gas sales volumes, partially offset by higher NGL sales volumes and the acquisition of gathering and processing assets in southeast New Mexico from ConocoPhillips.

Operating Expenses.     The increase was driven primarily by:

•	A $210 million increase due to higher average costs of raw natural gas supply which was due primarily to an increase in average NGL and natural gas prices

•	An approximate $120 million increase due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”). After the discontinuance of these hedges, changes in their fair value will be recognized in Other results, as management considers the discontinuance to be an event which disassociates the contracts from Field Services’ results

•	A $15 million increase due to an increase in planned repairs and maintenance expenses for overhauls, pipeline integrity and turnarounds, and

•	A $10 million increase in wholesale propane marketing activity primarily due to higher propane prices.

Other Income, Net of Expenses.    The increase was driven primarily by:

•	A $1,142 million pre-tax gain in 2005 on the sale of DEFS’ wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP, and the pre-tax gain on the sale of Duke Capital’s limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense.    Minority interest expense increased by $368 million due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion. The overall increase was not proportionate to the increase in Field Services’ earnings, as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS’ results.

EBIT.    The increase in EBIT resulted primarily from the gains on sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as well as the favorable effects of commodity price increases. Also during the first three months of 2005, Duke Capital discontinued certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”). As a result of the discontinuance of hedge accounting treatment, approximately $120 million of pre-tax unrealized losses in AOCI related to these contracts have been recognized by Duke Capital in the first three months of 2005.

Matters Impacting Future Field Services Results

In February 2005, Duke Energy executed an agreement with ConocoPhillips whereby Duke Energy has agreed to cause a Duke Capital subsidiary to transfer a 19.7 % interest in DEFS to ConocoPhillips for direct and indirect monetary and non-monetary consideration of approximately $1.1 billion. While the specifics of the transaction are still being negotiated, DEFS expects to transfer its Canadian assets to Duke Capital’s Natural Gas Transmission segment and receive cash from ConocoPhillips. Upon completion of this transaction, DEFS will be owned 50% by Duke Capital and 50% by ConocoPhillips. As a result, Duke Capital expects to account for its investment in DEFS using the equity method after the transaction closes. The transaction, which is subject to customary U.S. and Canadian regulatory approval, has a target close date of June 30, 2005. This transaction is estimated to result in a pre-tax gain to Field Services of approximately $600 million. As a result, Duke Capital expects to deconsolidate its investment in DEFS subsequent to the closing of the transfer of its 19.7% interest to ConocoPhillips.

DENA

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$468	$624	$(156)
Operating expenses	538	841	(303)
Gains (Losses) on sales of other assets, net	28	(352)	380

Operating loss	(42)	(569)	527
Other income (loss), net of expenses	1	(2)	3
Minority interest benefit	(6)	(14)	8

EBIT	$(35)	$(557)	$522

Actual plant production, GWh(a)(b)	3,956	5,461	(1,505)
Proportional megawatt capacity in operation	9,890	15,821	(5,931)

(a)	Includes plant production from plants accounted for under the equity method
(b)	Gigawatt-hours

Three Months Ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.    The decrease was driven primarily by:

•	A $202 million reduction in natural gas sales revenue due primarily to a $247 million decrease from lower sales volumes, caused mainly by the continued wind-down of DETM’s operations. The volume related decrease was partially offset by approximately $45 million from higher average natural gas prices realized in the current year

•	A $47 million reduction in power generation revenue due primarily to lower volumes resulting from the sale of the Southeast Plants and lower run times in the western region, mainly as a result of transmission constraints into the California market and warmer weather which caused a lower heating load versus the prior year, partially offset by

•	A $90 million increase in net trading margin due primarily to the absence of $70 million mark-to-market losses associated with the disqualified hedge positions in 2004. The remaining $20 million increase in net trading margin is primarily the result of substantially divesting the DETM positions which had negative net trading margin in 2004.

Operating Expenses.    The decrease was driven primarily by:

•	A $193 million reduction in natural gas purchases expense due primarily to a $257 million decrease from lower purchase volumes, caused mainly by the continued wind-down of DETM’s operations. The volume related decrease was partially offset by approximately $64 million from higher average natural gas prices realized in the current year

•	A $75 million reduction in plant fuel costs due primarily to lower volumes resulting from the sale of the Southeast Plants and lower run times in the western region, mainly as a result of transmission constraints into the California market and warmer weather which caused a lower heating load versus the prior year. Also contributing to the decrease was a favorable impact from hedging activities which resulted in lower average natural gas prices realized, and

•	A $31 million reduction in operations, maintenance and depreciation expenses due primarily to the sales of the Southeast Plants and partially completed western plants.

Gains (Losses) on Sales of Other Assets, net.    The increase was due primarily to a pre-tax loss of approximately $360 million in 2004 associated with the sale of the Southeast Plants and a pre-tax gain of approximately $21 million in 2005 associated with the sale of the partially completed Grays Harbor power plant in Washington state (see Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Minority Interest Benefit.    The decreased benefit was due primarily to reduced losses at DETM as a result of the continued wind-down of DETM operations.

EBIT.    EBIT increased primarily as a result of the increased gains on asset sales, higher net trading margins, and lower plant operating and depreciation expenses, as outlined above.

Matters Impacting Future DENA Results

Duke Energy believes merchant energy will play a vital role in meeting the United States’ energy demand. A key objective for 2005 is to position DENA to be a successful merchant operator. During 2004, DENA’s business model changed to focus on selling more fixed capacity contracts in addition to volume based sales and purchases. Duke Energy is pursuing various options to create a sustainable business model for DENA, including consideration of potential business partners. A desirable business model would include fuel and geographic diversity, sufficient size and scope for a substantial market presence and would enable DENA to better withstand the cyclical nature of the industry. Depending on the option selected, there is a risk that material impairments could be recorded, including the potential disqualification of certain contracts as hedges and the recognition of an approximate $1,370 million unrealized loss associated with DENA power forward sales contracts designated under the normal purchases and normal sales exemption as of March 31, 2005. This unrealized loss represents the difference in the normal purchases and normal sales contract prices compared to the forward market prices of power and is partially offset by unrealized net gains on natural gas and power cash flow hedge positions of approximately $1,080 million. (For more information see Commodity Price Risk discussion under Quantitative and Qualitative Disclosures About Market Risk).

International Energy

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$168	$154	$14
Operating expenses	119	131	(12)

Operating income	49	23	26
Other income, net of expenses	21	9	12
Minority interest expense	2	3	(1)

EBIT	$68	$29	$39

Sales, GWh	4,535	4,564	(29)
Proportional megawatt capacity in operation	4,139	4,121	18

Three Months Ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $5 million increase due to higher energy prices and newly contracted energy in Guatemala

•	A $7 million net increase resulting from an $11 million increase due to higher energy prices offset by a $9 million decrease in energy volumes and a $5 million increase due to favorable exchange rates in Brazil, and

•	A $2 million increase due to higher distributor demand in Peru.

Operating Expenses.    Operating expenses for the three months ended March 31, 2005 decreased $12 million, compared to the same period in 2004. The decrease is mainly a result of a $13 million charge associated with the disposition of the ownership share in the Compañia de Nitrógeno de Cantarell, S.A. de C.V. (Cantarell) nitrogen facility in Mexico recorded in 2004.

Other Income, net of Expense.    The increase was driven primarily by:

•	A $6 million increase in equity income from the National Methanol Company investment due to higher methanol margins, and

•	A $4 million increase in equity income from the Campeche investment due to increased natural gas processing volumes and decreased maintenance costs.

EBIT.    EBIT for the three months ended March 31, 2005 increased $39 million, compared to the same period in 2004. This increase was due primarily to the absence of the charge associated with the Cantarell disposition, higher earnings in Brazil, Peru and Guatemala and increased equity income from National Methanol Company and Campeche.

Crescent

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions)
Operating revenues	$65	$38	$27
Operating expenses	52	36	16
Gains on sales of investments in commercial and multi-family real estate	42	59	(17)

Operating income	55	61	(6)
Minority interest expense	3	1	2

EBIT	$52	$60	$(8)

Three Months Ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.    The increase was driven primarily by a $28 million increase in residential developed lot sales, due to increased sales at the Palmetto Bluff project in Bluffton, South Carolina, The Rim project in Payson, Arizona, the Lake Keowee projects in northwestern South Carolina, the LandMar division in northeastern and central Florida and the Lake James projects in northwestern North Carolina.

Operating Expenses.    The increase was driven primarily by a $17 million increase in the cost of residential developed lot sales, due to increased developed lot sales at the projects noted above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    The decrease was driven primarily by:

•	A $20 million decrease in commercial project sales due to the sale of a commercial project in the Washington, DC area in the first quarter of 2004 as compared to no project sales in the first quarter of 2005, partially offset by

•	A $3 million increase in legacy land sales due to several large tract sales closed in the first quarter of 2005.

EBIT.    As discussed above, the decrease in EBIT was driven primarily by the sale of a commercial project in the Washington, DC area in the first quarter of 2004 as compared to no project sales in the first quarter of 2005, partially offset by an increase in residential developed lot sales and an increase in legacy land sales.

Other

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
	(in millions)
Operating revenues	$(66)	$42	$(108)
Operating expenses	19	30	(11)

Operating income	(85)	12	(97)
Other income, net of expense	4	15	(11)

EBIT	$(81)	$27	$(108)

Three Months Ended March 31, 2005 as Compared to March 31, 2004

Operating Revenues.    The decrease was driven primarily by an approximate $110 million decrease as a result of the mark-to-market impact of certain cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were discontinued and transferred to Other (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”).

Operating Expenses.    The decrease is primarily due to current year reserve reversals and a prior year reserve for sold businesses.

Other Income, Net of Expenses.    The decrease was driven primarily by a $10 million decrease in equity earnings from Duke/Fluor Daniel (D/FD) as a result of the wind-down of the partnership.

EBIT.    EBIT for the three months ended March 31, 2005 decreased $108 million compared to the same period in 2004. The decrease was due primarily to the mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk.

Matters Impacting Future Other Results

Based on prices as of March 31, 2005, approximately $150 million of unrealized losses recognized on the discontinuance and subsequent mark-to-market of certain Field Services commodity price risk contracts in the first quarter of 2005 are for contracts that are expected to settle by the end of 2005. Future Other results will be subject to volatility as a result of future mark-to-market changes on these and certain other contracts related to the economic hedging of Field Services’ commodity price risk.

Other Impacts on Net Income

Interest expense decreased $50 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to Duke Capital’s lower debt balance in 2005.

Minority interest expense increased $378 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to increased earnings at DEFS as a result of the sale of TEPPCO GP.

Income tax expense increased $548 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the $1,348 million increase in earnings from continuing operations and partially due to the flow through of income tax benefits to Duke Energy in 2005. The effective tax rate increased to 42.8% for the three months ended March 31, 2005 as compared to 29.4% for the same period in 2004, due primarily to the tax benefits related to the pre-tax losses from DEA not being recognized at Duke Capital. (See Note 17 to the Consolidated Financial Statements, “Income Tax Expense.”)

Income from discontinued operations decreased $245 million for the three months ended March 31, 2005, compared to the same period in 2004. This decrease was due primarily to a $238 million after-tax gain that was recorded in the first quarter of 2004 on the sale of International Energy’s Asia-Pacific Business. (See Note 10 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale.”)

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $183 million for the three months ended March 31, 2005, compared to the same period in 2004, due to decreased cash flow from changes in working capital and decreased cash collections from Duke Capital affiliates. Cash flow from changes in working capital for the 2005 period was lower than the 2004 period due primarily to approximately $45 million more collateral posted to counterparties by Duke Capital in 2005 partially offset by approximately $30 million more of collateral posted by counterparties to Duke Capital in 2005, and the contraction of business at DENA in 2004, which resulted in less cash collected from receivables in 2005 partially offset by less cash paydowns of accounts payable.

Investing Cash Flows

Net cash provided by investing activities increased approximately $1.3 billion for the three months ended March 31, 2005, compared to the same period in 2004. Of this increase, approximately $1.2 billion related to proceeds from the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, $285 million from net proceeds associated with available-for-sale securities and $113 million from decreased capital expenditures related primarily to Natural Gas Transmission and Crescent commercial and multi-family real estate. These increases to cash were partially offset by a $116 million decrease in proceeds from sales of commercial and multi-family real estate associated with several large land sales that closed in the first quarter of 2004 and $162 million in cash settlements associated with net investment hedges in 2005.

Financing Cash Flows and Liquidity

Net cash used in financing activities increased $919 million for the three months ended March 31, 2005, compared to same period in 2004. This change was due primarily to a $750 million distribution to Duke Energy and higher debt redemptions. (For further discussion on the distribution, see Note 8 to the Consolidated Financial Statements, “Member’s Equity and Related Party Transactions.”)

Cash generated from operations, the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP and DEFS transactions are expected to be adequate for funding Duke Capital’s capital expenditures, planned debt reductions and distributions to Duke Energy in 2005.

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. This forgiveness has been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the three months ended March 31, 2005.

In April 2005, Duke Capital received $268 million in cash advances from Duke Energy. Duke Energy forgave these advances of $268 million in April 2005 and Duke Capital classified the $268 million as an addition to Member’s Equity. During the remainder of 2005, Duke Capital anticipates receiving additional cash from Duke Energy.

Significant Financing Activities.    In December 2004, Duke Capital reached an agreement to sell its partially completed Grays Harbor power generation facility to an affiliate of Invenergy LLC. In 2004, Duke Capital terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Capital in January 2005.

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

Available Credit Facilities and Restrictive Debt Covenants.    Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2005, Duke Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based on credit ratings.

Credit Ratings.    The credit ratings of Duke Capital and its subsidiaries have not changed since March 1, 2005 as disclosed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2004. The following table summarizes the May 1, 2005 credit ratings from the agencies retained by Duke Capital to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of May 1, 2005

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

Following the announcement of Duke Energy’s merger with Cinergy Corp. (Cinergy), Standard and Poor’s Ratings Service placed the ratings of Duke Capital and its subsidiaries (excluding DEFS, Maritimes & Northeast Pipeline, LLC and Maritimes and Northeast Pipeline, LP), on CreditWatch with negative implications. In addition, Moody’s Investors Service revised the ratings outlook of Duke Capital and Texas Eastern Transmission, LP to Developing. Dominion Bond Rating Service placed the credit ratings of Westcoast Energy, Inc. “Under Review with Developing Implications”.

Duke Capital’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and balance distributions to Duke Energy, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Capital is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Capital’s credit ratings could be negatively impacted.

Duke Capital and its subsidiaries are required to post collateral under trading and marketing and other contracts. Typically, the amount of the collateral is dependent upon Duke Capital’s economic position at points in time during the life of a contract and the credit rating of the subsidiary (or its guarantor, if applicable) obligated under the collateral agreement. Business activity by DENA generates the majority of Duke Capital’s collateral requirements. DENA conducts business throughout the U.S. and Canada through Duke Energy North America, LLC and its 100% owned affiliates Duke Energy Marketing America, LLC (DEMA) and Duke Energy Marketing Canada Corp (DEMC). DENA also participates in DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital.

A reduction in DETM’s credit rating to below investment grade as of March 31, 2005 would have resulted in Duke Capital posting additional collateral of up to approximately $180 million. Additionally, in the event of a reduction in DETM’s credit rating to below investment grade, collateral agreements may require the segregation of cash held as collateral to be placed in escrow. As of March 31, 2005, Duke Capital would have been required to escrow approximately $320 million of such cash collateral held if DETM’s credit rating had been reduced to below investment grade. Amounts above reflect Duke Capital’s 60% ownership of DETM and the allocation of collateral to DENA for contracts executed by DETM on its behalf.

A reduction in the credit rating of Duke Capital to below investment grade as of March 31, 2005 would have resulted in Duke Capital posting additional collateral of up to approximately $280 million. Additionally, in the event of a reduction in Duke Capital’s credit rating to below investment grade, certain interest rate and foreign exchange swap agreements may require settlement payments due to termination of the agreements. As of March 31, 2005, Duke Capital could have been required to pay up to $10 million in such settlement payments if Duke Capital’s credit rating had been reduced to below investment grade. Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities.

If credit ratings for Duke Capital or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral and segregation of cash described above.

Other Financing Matters.    As of March 31, 2005, Duke Capital and its subsidiaries had effective Securities and Exchange Commission (SEC) shelf registrations for up to $592 million in gross proceeds from debt and other securities. The total amount available under effective shelf registrations decreased $500 million during the first quarter of 2005 resulting from the de-registering of DEFS on January 31, 2005. Additionally, as of March 31, 2005, Duke Capital had access to 900 million Canadian dollars (approximately U.S. $744 million) available under the Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. Of the total amount available under Canadian shelf registrations, 500 million Canadian dollars will expire in November 2005 and 400 million Canadian dollars will expire in July 2006.

Contractual Obligations and Commercial Commitments

Duke Capital enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2005, there were no material changes in Duke Capital’s contractual obligations and commercial commitments. For an in-depth discussion of Duke Capital’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Annual Report on Form 10-K for the year-ended December 31, 2004.

OTHER ISSUES

Global Climate Change. The United Nations-sponsored Kyoto Protocol, which prescribes specific greenhouse gas emission-reduction targets for developed countries, became effective February 16, 2005. Of the countries where Duke Capital has assets, Canada is presently the only one that has a greenhouse gas reduction obligation under the Kyoto Protocol. That obligation is to reduce average greenhouse gas emissions to 6% below their 1990 level over the period 2008 to 2012. In anticipation of the Kyoto Protocol’s entry into force, the Canadian government recently released a proposal for an implementation plan that includes, among other things, an emissions intensity-based greenhouse gas cap-and-trade program for large final emitters (LFE). Consultation to develop the plan details is scheduled to begin this spring. If an LFE program is ultimately enacted, then all of Duke Capital’s Canadian operations would likely be subject to the program beginning in 2008, with compliance options ranging from the purchase of Carbon Dioxide (CO2) emission credits to actual emission reductions at the source, or a combination of strategies.

In 2001, President George W. Bush declared that the United States would not ratify the Kyoto Protocol. Instead, the U.S. greenhouse gas policy currently favors voluntary actions, continued research, and technology development over near-term mandatory greenhouse gas reduction requirements. Although several bills have been introduced in Congress that would compel CO2 emission reductions, none has advanced through the legislature and presently there are no federal mandatory greenhouse gas reduction requirements. The likelihood of a federally mandated CO2 emission reduction program being enacted in the near future, or the specific requirements of any such regime, is highly uncertain. Some states are contemplating or have taken steps to manage greenhouse gas emissions, and while a number of U.S. states in the Northeast and far West are discussing the possibility of regional programs in the future that would mandate reductions in greenhouse gas emissions, the outcome of those discussions is highly uncertain.

Duke Capital recently announced that it supports the enactment of U.S. federal legislation that would encourage a gradual transition to a lower-carbon-intensive economy, preferably in the form of a federal-level carbon tax that would apply to all sectors of the economy. Duke Capital believes that it is in the best interest of its investors and customers to actively participate in the evolution of federal policy on this important issue.

That Duke Capital will be proactive in climate change policy debate in the U.S. does not change the state of uncertainty of U.S. climate change policy. Due to the speculative outlook regarding any U.S. federal and state policies and the uncertainty of the Canadian policy, Duke Capital cannot estimate the potential effect of greenhouse gas policy for either nation on its future consolidated results of operations, cash flows or financial position. Duke Capital will assess and respond to the potential implications of greenhouse gas policies applicable to its business operations in the United States and Canada if or when policies become sufficiently developed and certain to support a meaningful assessment.

(For additional information on other issues related to Duke Capital, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies”.)

New Accounting Standards

The following new accounting standards were issued, but have not yet been adopted by Duke Capital as of March 31, 2005:

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”.    In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes Accounting Principles Board (APB) Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Timing for implementation of SFAS No. 123R, as amended in April 2005 by the SEC, is no later than the beginning of the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, Duke Energy must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated.

Duke Energy continues to assess the transition provisions and has not yet determined the transition method to be used nor has Duke Energy determined if any changes will be made to the valuation method used for share-based compensation awards issued to employees in future periods. Duke Capital does not anticipate the adoption of SFAS No. 123R, which is currently planned for January 1, 2006, will have any material impact on its consolidated results of operations, cash flows or financial position. The impact to Duke Capital in periods subsequent to adoption of SFAS No. 123R will be largely dependent upon the nature of any new equity-based compensation awards issued to employees.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment”.    On March 29, 2005, the SEC staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Energy is currently in the process of implementing SFAS No. 123R, effective as of January 1, 2006, and will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123R.

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.    In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion 29’s concept of culmination of an earning process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 does not apply to transfers of nonmonetary assets between entities under common control. The impact to Duke Capital of adopting SFAS No. 153 will depend on the nature and extent of any exchanges of nonmonetary assets after the effective date, but Duke Capital does not currently expect adoption of SFAS No. 153 will have a material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.    In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. Duke Capital is currently evaluating the impact of adopting FIN 47 as well as the interim transition provisions and cannot currently estimate the impact of FIN 47 on its consolidated results of operations, cash flows or financial position.

Subsequent Events

In April 2005, Natural Gas Transmission agreed to acquire natural gas storage and pipeline assets in southwest Virginia and a 50% interest in Saltville Gas Storage LLC (Saltville Storage) from units of AGL Resources for approximately $62 million. Upon closing of this transaction, which is estimated to be in the third quarter of 2005, Natural Gas Transmission will own 100% of Saltville Storage.

On May 9, 2005, Duke Energy and Cinergy announced they have entered into a definitive merger agreement which contemplates the creation of a combined energy company. Under the merger agreement, each common share of Cinergy would be converted into 1.56 shares of Duke Energy common stock upon closing of the merger, which is currently anticipated for the summer of 2006. Based on the current holdings, Duke Energy would issue approximately 310 million shares to consummate the merger. Based upon the May 6, 2005 closing price of Duke Energy’s common stock, the transaction would be valued at approximately $9 billion and would result in incremental goodwill to Duke Energy of approximately $4 billion. The merger is conditional upon approval by the shareholders of both companies, as well as a number of federal and state regulatory approvals or reviews. Among other things, the merger agreement contemplates potential transactions that could involve the transfer of certain assets out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change. For further details on this merger agreement, see Duke Energy’s Form 8-K filed on May 9, 2005.

For information on subsequent events related to debt and credit facilities, member’s equity, regulatory matters, and litigation see Notes 4, 8, 13 and 14 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For an in-depth discussion of Duke Capital’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2004.

Commodity Price Risk

Normal Purchases and Normal Sales.    The unrealized loss associated with DENA power forward sales contracts designated under the normal purchases and normal sales exemption was approximately $1,370 million as of March 31, 2005 and $900 million as of December 31, 2004. This unrealized loss represents the difference in the normal purchases and normal sales contract prices compared to the forward market prices of power and is partially offset by unrealized net gains on natural gas and power cash flow hedge positions of approximately $1,080 million as of March 31, 2005 and $750 million as of December 31, 2004, which are recorded on the Consolidated Balance Sheets in Unrealized Gains and Losses on Mark-to-Market and Hedging Transactions. A key objective for Duke Capital in 2005 is to position DENA to be a successful merchant operator. Duke Capital is pursuing various options to create a sustainable business model for DENA, including consideration of potential business partners. Depending on the options selected, there is a risk that material impairments or other losses could be recorded, including the potential disqualification of DENA’s power forward sales contracts designated under the normal purchases and normal sales exemption. This would result in the recognition of all unrealized losses associated with these forward contracts.

Trading and Undesignated Contracts.    The risk in the mark-to-market portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

DER computations are based on historical simulation, which uses price movements over an eleven day period. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Capital’s DER amounts for commodity derivatives recorded using the mark-to-market model of accounting are shown in the following table.

Daily Earnings at Risk

	March 31, 2005 One-Day Impact on Operating Income for 2005(a)	Estimated Average One-Day Impact on Operating Income for 1st Quarter 2005(a)	Estimated Average One-Day Impact on Operating Income for the Year 2004(a)	High One-Day Impact on Operating Income for 1st Quarter 2005(a)	Low One-Day Impact on Operating Income for 1st Quarter 2005(a)
	(in millions)
Calculated DER	$4	$5	$15	$8	$2

(a)	DER measures the mark-to-market portfolio’s impact on earnings. While this calculation includes both trading and undesignated contracts, the trading portion, as defined by Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” is not material.

The DER figures above do not include the hedges which were de-designated as a result of the anticipated transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips. (See further discussion in Note 12, “Risk Management Instruments,” to the Consolidated Financial Statements.)

Credit Risk

In 1999, the Industrial Development Corp of the City of Edinburg, TX (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo, a subsidiary of Duke Capital, and Duke Capital unconditionally and irrevocably guaranteed the lease payments due to IDC from Duke Hidalgo. In 2000, Duke Hidalgo was sold to Calpine Corporation and Duke Capital remained responsible for its lease guaranty obligations. Calpine Corporation has provided an indemnification to backstop Duke Capital’s lease guaranty obligations which extend through 2028. Total maximum exposure under this guarantee obligation as of March 31, 2005 is approximately $200 million.

Item 4.	Controls and Procedures.

Duke Capital’s management, including its President and Chief Financial Officer, have evaluated the effectiveness of Duke Capital’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Duke Capital’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Capital’s reports under the Exchange Act are accumulated and communicated to management, including its President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Because of Duke Capital’s ongoing evaluation of internal controls over financial reporting, management continues to implement procedures and controls to enhance the reliability of Duke Capital’s internal control procedures including planned improvements in our financial closing and consolidation processes. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2005, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies”.

Item 6.	Exhibits.

(a) Exhibits

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
10.1	Purchase and Sale Agreement dated as of February 24, 2005, by and between Enterprise GP Holdings LP and Duke Energy Field Services, LLC (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-25).

10.2	Loan Agreement dated as of February 25, 2005 between Duke Energy Field Services, LLC and Duke Capital LLC (filed with Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10.3.

10.3	Term Sheet Regarding the Restructuring of Duke Energy Field Services LLC dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-26).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 16, 2005	DUKE CAPITAL LLC

/s/ DAVID L. HAUSER
David L. Hauser
President

Date: May 16, 2005	/s/ KEITH G. BUTLER
Keith G. Butler
Chief Financial Officer and Controller