Form 10-K
period 2005-12-31
DUKE CAPITAL LLC
filed 2006-03-28
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

Estimated aggregate market value of the member’s equity held by nonaffiliates of the registrant at June 30, 2005	None

DUKE CAPITAL LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital LLC’s (Duke Capital) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Capital’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Capital’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include those set forth in Item 1A, Risk Factors, as well as the following:

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in Duke Capital’s service territories

•	The weather and other natural phenomena, including the economic, operational and other effects of hurricanes

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which Duke Capital and its subsidiaries are subject

•	The results of financing efforts, including Duke Capital’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Capital’s credit ratings and general economic conditions

•	Declines in the market prices of equity securities and resultant cash funding requirements for Duke Capital’s defined benefit pension plans

•	The level of creditworthiness of counterparties to Duke Capital’s transactions

•	The amount of collateral required to be posted from time to time in Duke Capital’s transactions

•	Growth in opportunities for Duke Capital’s business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other infrastructure projects

•	Competition and regulatory limitations affecting the success of Duke Capital’s plan to divest substantially all of Duke Energy North America’s remaining assets and contracts outside the Midwestern United States and any other divestiture, including the prices at which Duke Capital is able to sell its assets

•	The performance of electric generation, pipeline and gas processing facilities

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and

•	The ability to successfully complete merger, acquisition or divestiture plans (including Duke Energy’s anticipated merger with Cinergy Corp.); regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture

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

Duke Capital operates the following business units: Natural Gas Transmission, Duke Energy Field Services (Field Services), Duke Energy North America (DENA), International Energy and Crescent Resources, LLC (Crescent). Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Except for DENA, all of the Duke Capital business units are considered reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information, including financial information about each business unit and geographic areas.) Prior to the September, 2005 announcement of the plan to exit the majority of DENA’s businesses (see below), DENA’s operations were considered a separate reportable segment.

Natural Gas Transmission provides transportation and storage of natural gas for customers in the Eastern and Southeastern U.S. and in Ontario and British Columbia in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, natural gas gathering and processing services to customers in Western Canada and other energy related services. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission, LLC (DEGT). DEGT’s natural gas transmission and storage operations in the U.S. are primarily subject to the FERC’s and the U.S. Department of Transportation’s (DOT’s) rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are primarily subject to the rules and regulations of the National Energy Board (NEB) and the Ontario Energy Board (OEB).

Field Services includes Duke Capital’s investment in Duke Energy Field Services, LLC (DEFS), which gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, trades and markets, and stores natural gas liquids (NGLs). DEFS is 50% owned by ConocoPhillips and 50% owned by Duke Capital. DEFS gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian Basin, Mid-Continent, ArklaTex, Gulf Coast, South, Central and the Rocky Mountains.

In February 2005, DEFS sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), and Duke Capital sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP (EPCO), an unrelated third party. Additionally, in July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips, Duke Capital’s co-equity owner in DEFS, to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction), which resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. The DEFS disposition transaction includes the transfer to Duke Capital of DEFS’ Canadian natural gas gathering and processing facilities. As a result of the DEFS disposition transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for it as an investment utilizing the equity method of accounting.

DENA operates and manages power plants and markets electric power and natural gas related to these plants and other contractual positions. DENA conducts business throughout the U.S. and Canada through Duke Energy

North America, LLC and its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. DENA also participates in Duke Energy Trading and Marketing, LLC (DETM). DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Management intends to retain DENA’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities, as Duke Energy’s anticipated merger with Cinergy Corp. (Cinergy) is expected to provide a sustainable business model for those assets (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” and Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further details on the anticipated Cinergy merger). The exit plan is expected to be completed by the end of the second quarter of 2006. In addition, management will continue to wind down the limited remaining operations of DETM. As a result of this exit plan, DENA’s continuing operations (which include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, and the remaining operations of DETM) have been reclassified to Other in 2005. DENA’s continuing operations for periods prior to 2005 are included as a component of DENA’s segment earnings. The results of operations for most of DENA’s businesses which Duke Capital will be exiting have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all years presented.

International Energy operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target power generation in Latin America. Additionally, International Energy owns an equity investment in National Methanol Company (NMC), located in Saudi Arabia, which is a leading regional producer of methanol and methyl tertiary butyl ether (MTBE).

Crescent develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern United States. Some of these projects are developed and managed through joint ventures. Crescent also manages “legacy” land holdings in North and South Carolina.

The remainder of Duke Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes DENA’s continuing operations (beginning in 2005, as discussed above), certain unallocated corporate costs, certain discontinued hedges, DukeNet Communications, LLC (DukeNet), Bison Insurance Company Limited (Bison), Duke Capital’s wholly owned, captive insurance subsidiary, and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD). DukeNet develops, owns and operates a fiber optic communications network primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Bison’s principal activities, as a captive insurance entity, include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Capital. Bison also participates in reinsurance activities with certain third parties, on a limited basis. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation LLC (Fluor). During 2003, Duke Capital and Fluor announced that they would dissolve D/FD, and adopted a plan for an orderly wind-down of D/FD’s business. The wind-down has been substantially completed as of December 31, 2005, and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide.

In May 2005, Duke Energy and Cinergy announced they entered into a definitive merger agreement. The merger agreement was unanimously approved by both companies’ Board of Directors. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2005. Approval of the merger by several federal and state agencies is required; all of the approvals have been obtained. Closing of the merger is anticipated in the second quarter of 2006. The merger agreement contains certain cross-approval provisions whereby Duke Energy and Cinergy are required to continue to operate their businesses in the ordinary course of business and must obtain the other party’s consent prior to making new investments, disposing of businesses, or entering into new debt above specified thresholds, among other things. The merger agreement contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale”), out of Duke Capital in connection with the merger. However, any potential transactions involving the assets of Duke Capital and related consideration remain subject to change. The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwest United States.

Duke Capital is a Delaware limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. The telephone number is 704-594-6200. Duke Capital electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. The public may read and copy any materials that Duke Capital files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Capital, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Terms used to describe Duke Capital’s business are defined below.

Accrual Model of Accounting (Accrual Model).    An accounting term used by Duke Capital to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided or the associated delivery period occurs or there is hedge ineffectiveness. As discussed further in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within U.S. Generally Accepted Accounting Principles (GAAP), Duke Capital’s application of this term could differ from that of other companies.

Allowance for Funds Used During Construction (AFUDC).    An accounting convention of regulators that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in the property accounts and included in income.

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

Mark-to-Market Model of Accounting (MTM Model).    An accounting term used by Duke Capital to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations. As discussed further in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” this term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within U.S. GAAP, Duke Capital’s application of this term could differ from that of other companies.

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

Novation.    The substitution of a new obligation or contract for an old one by the mutual agreement of all parties concerned.

Origination.    Identification and execution of physical energy related transactions, generally with customized provisions to meet the needs of the customer or supplier, throughout the supply chain.

Option.    A contract that gives the buyer a right but not the obligation to purchase or sell an underlying asset at a specified price at a specified time.

Portfolio.    A collection of assets, liabilities, transactions, or trades.

Residue Gas.    Gas remaining after the processing of natural gas.

Swap.    A contract to exchange cash flows in the future according to a prearranged formula.

Throughput.    The amount of natural gas or NGLs transported through a pipeline system.

Tolling.    Arrangement whereby a buyer provides fuel to a power generator and receives generated power in return for a specified fee.

Transmission System.    An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, LDCs, or for delivery to other natural gas transmission systems.

Volatility.    An annualized measure of the fluctuation in the price of an energy contract.

Watt.    A measure of power production or usage equal to one joule per second.

The following sections describe the business and operations of each of Duke Capital’s business segments. (For more information on the operating outlook of Duke Capital and its segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Introduction—Executive Overview and Economic Factors for Duke Capital’s Business”. For financial information on Duke Capital’s business segments, see Note 3 to the Consolidated Financial Statements, “Business Segments.”)

NATURAL GAS TRANSMISSION

Natural Gas Transmission provides transportation and storage of natural gas for customers in the Eastern and Southeastern U.S. and in Ontario and British Columbia in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada and other energy related services. Natural Gas Transmission does business primarily through DEGT.

For 2005, Natural Gas Transmission’s proportional throughput for its pipelines totaled 3,410 trillion British thermal units (TBtu), compared to 3,332 TBtu in 2004. This includes throughput on Natural Gas Transmission’s wholly owned U.S. and Canadian pipelines and its proportional share of throughput on pipelines that are not wholly owned. A majority of Natural Gas Transmission’s contracted transportation volumes are under long-term firm service agreements with LDC customers in the pipelines’ market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users, and both firm and interruptible transportation services are provided to various customers on a short-term or seasonal basis. In the course of providing transportation services, Natural Gas Transmission also processes natural gas on its U.S. system. Demand on Natural Gas Transmission’s pipeline systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth calendar quarters. Natural Gas Transmission’s pipeline systems consist of more than 17,500 miles of transmission pipelines. The pipeline systems receive natural gas from major North American producing regions for delivery to markets primarily in the Mid-Atlantic, New England and Southeastern states, Ontario, Alberta, and British Columbia. (For detailed descriptions of Natural Gas Transmission’s pipeline systems, see “Properties—Natural Gas Transmission”.)

Natural Gas Transmission, through Market Hub Partners (MHP), wholly owns natural gas salt cavern storage facilities in Southeast Texas and Louisiana. MHP markets natural gas storage services to pipelines, LDCs, producers, end users and natural gas marketers. Texas Eastern Transmission, L.P. (Texas Eastern) and East Tennessee Natural Gas, LLC (ETNG), subsidiaries of Natural Gas Transmission, also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. ETNG also connects to Saltville Gas Storage Company and Virginia Gas Storage Company, subsidiaries of Natural Gas Transmission. These natural gas storage fields are located in the state of Virginia.

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

Natural Gas Transmission’s BC Pipeline owns and operates processing plants in Western Canada that provide services primarily to natural gas producers to remove impurities from the raw gas stream including water, carbon dioxide, hydrogen sulphide and other substances. Where required, the facilities remove various NGLs. Natural Gas Transmission’s Empress Midstream assets, acquired in August 2005 from ConocoPhillips, are located in Western Canada and provide extraction, storage, transportation, distribution and marketing of NGLs in Canada and the U.S.

As discussed further under the Field Services description of the DEFS disposition transactions, the Canadian Midstream business was transferred from Field Services to Natural Gas Transmission in July 2005. These operations are located in Western Canada and provide gathering and processing services. In December 2005, Duke Capital reduced its ownership percentage in these operations as a result of the creation of a Canadian income trust fund, the Duke Energy Income Fund (Income Fund), which sold approximately 40% ownership to the public through a Canadian initial public offering (IPO) for proceeds, net of underwriting discount, of approximately $110 million. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. Duke Capital retains an approximate 58% ownership interest in the Income Fund and will continue to operate and manage this business.

Competition

Natural Gas Transmission’s transportation, storage and gas gathering and processing businesses compete with similar facilities that serve its market areas in the transportation, processing and storage of natural gas. The principal elements of competition are rates, terms of service, flexibility and reliability of service.

Natural gas competes with other forms of energy available to Natural Gas Transmission’s customers and end-users, including electricity, coal and fuel oils. Several factors influence the demand for natural gas including price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors.

Union Gas’ distribution sales to industrial customers are affected by weather, economic conditions and the price of competitive energy sources. Most of Union Gas’ industrial and commercial customers, and a portion of residential customers, purchase their natural gas directly from suppliers or marketers. Because Union Gas earns income from the distribution of natural gas and not the sale of the natural gas commodity, the gas distribution margin is not affected by the source of the customer’s gas supply.

Regulation

Most of Natural Gas Transmission’s pipeline and storage operations in the U.S. are regulated by the FERC. The FERC has authority to regulate rates and charges for natural gas transported or stored for U.S. interstate commerce. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Natural Gas Transmission.”) The FERC also has authority over the construction and operation of U.S. pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. In addition, certain operations are subject to oversight by state regulatory commissions.

FERC regulations restrict access to U.S. interstate pipeline natural gas transmission customer data by marketing and other energy affiliates, and place certain conditions on services provided by the U.S. interstate pipelines to their affiliated entities. These regulations affect the activities of non-regulated affiliates with Natural Gas Transmission.

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

Natural Gas Transmission’s U.S. operations are subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.) Natural Gas Transmission’s interstate natural gas pipelines are also subject to the regulations of the DOT concerning pipeline safety.

The natural gas gathering, processing, transmission, storage and distribution operations in Canada are subject to regulation by the NEB and provincial agencies in Canada, such as the OEB. These agencies have authorization similar to the FERC for regulating rates, regulating the operations of facilities and construction of any additional facilities. However, Natural Gas Transmission’s field services business operates under a light-handed regulatory model where rates are commercially negotiated. The Midstream and Empress NGL businesses are not under any form of rate regulation.

FIELD SERVICES

Field Services includes Duke Capital’s investment in DEFS, which gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, trades and markets and stores

NGLs. In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the disposition of its 19.7% interest in DEFS, which resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. The DEFS disposition transaction included the transfer to Duke Capital of DEFS’ Canadian Midstream business. Additionally, the disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DEFS disposition transaction, effective on July 1, 2005, DEFS was no longer consolidated into Duke Capital’s consolidated financial statements and is accounted for by Duke Capital as an equity method investment. The Canadian Midstream business, which is owned by Natural Gas Transmission’s BC Pipeline, and the Empress System have been transferred to the Natural Gas Transmission segment. Additionally, in February 2005, DEFS sold its wholly-owned subsidiary, TEPPCO, the general partner of TEPPCO Partners L.P., and Duke Capital sold its limited partner interest in TEPPCO Partners, L.P., in each case to EPCO, an unrelated third party.

In 2005, DEFS formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an IPO transaction in December. As a result, DEFS has a 42 percent ownership interest in DCPLP, consisting of a 40 percent limited partner ownership interest and a 2 percent general partner ownership interest. DEFS owns 100 percent of the general partner of DCPLP.

DEFS operates in sixteen states in the United States (Alabama, Arkansas, Colorado, Kansas, Louisiana, Maine, Massachusetts, Mississippi, New Mexico, New York, Oklahoma, Pennsylvania, Texas, Rhode Island, Vermont and Wyoming). DEFS’ gathering systems include connections to several interstate and intrastate natural gas and NGL pipeline systems and one natural gas storage facility. DEFS gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian Basin, Mid-Continent, ArklaTex, Gulf Coast, South, Central and Rocky Mountains. DEFS owns or operates approximately 56,000 miles of gathering and transmission pipe, with approximately 34,000 active receipt points.

DEFS’ natural gas processing operations separate raw natural gas that has been gathered on its own systems and third-party systems into condensate, NGLs and residue gas. DEFS processes the raw natural gas at 54 natural gas processing facilities.

The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix, or further separated through a fractionation process into their individual components (ethane, propane, butane and natural gasoline) and then sold as components. DEFS fractionates NGL raw mix at eight processing facilities that it owns and operates and at four third-party-operated facilities in which it has an ownership interest. In addition, DEFS operates a propane wholesale marketing business. DEFS sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, regional retail propane distributors. Substantially all of its NGL sales are at market-based prices.

The residue gas separated from the raw natural gas is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. DEFS markets residue gas directly or through its wholly owned gas marketing company and its affiliates. DEFS also stores residue gas at its 9 billion-cubic-foot (Bcf) natural gas storage facility.

DEFS uses NGL trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage its price risk and to provide additional services to its customers. Asset-based gas trading and marketing activities are supported by ownership of the Spindletop storage facility and various intrastate pipelines which provide access to market centers/hubs such as Katy, Texas, and the Houston Ship Channel. DEFS undertakes these NGL and gas trading activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. DEFS believes there are additional opportunities to grow its services with its customer base.

The following map includes DEFS’ natural gas gathering systems, intrastate pipelines, regional offices and supply areas.

DEFS’ operating results are significantly impacted by changes in average NGL prices, which increased approximately 25% in 2005 compared to 2004. DEFS closely monitors the risks associated with these price changes, using NGL and crude forward contracts to mitigate the effect of such fluctuations on operating results. (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk” for a discussion of DEFS’ exposure to changes in commodity prices.)

Competition

In gathering and processing natural gas and in marketing and transporting natural gas and NGLs, DEFS competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers, and brokers, marketers and distributors of natural gas supplies. Competition for natural gas supplies is based primarily on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high-demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer’s residue gas and extracted NGLs. Competition for sales to customers is based primarily upon reliability, services offered, and price of delivered natural gas and NGLs.

Regulation

The intrastate natural gas and NGL pipelines owned by DEFS are subject to state regulation. To the extent that the natural gas intrastate pipelines provide services under Section 311 of the Natural Gas Policy Act of 1978, they are also subject to FERC regulation. The interstate natural gas pipeline owned and operated by DEFS is subject to FERC regulation, but its natural gas gathering and processing activities are not subject to FERC regulation.

DEFS is subject to the jurisdiction of the EPA and state and local environmental agencies. (For more information, see “Environmental Matters” in this section.) DEFS’ natural gas transmission pipelines and some gathering pipelines are also subject to the regulations of the DOT, and in some cases, state agencies, concerning pipeline safety.

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

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Management intends to transfer DENA’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities to Cinergy, as Duke Energy’s anticipated merger with Cinergy provides a sustainable business model for those assets. The exit plan is expected to be completed by the end of the second quarter of 2006. In addition, management will continue to wind down the limited remaining operations of DETM. The DENA assets to be divested include:

•	Approximately 6,100 megawatts of power generation located primarily in the Western and Eastern United States, including all of the commodity contracts (primarily forward gas and power contracts) related to these facilities,

•	All remaining commodity contracts related to DENA’s Southeastern generation operations, which were substantially disposed of in 2004, and certain commodity contracts related to DENA’s Midwestern power generation facilities, and

•	Contracts related to DENA’s energy marketing and management activities, which include gas storage and transportation, structured power and other contracts.

During the fourth quarter of 2005, DENA reached an agreement to sell to Barclays Bank PLC (Barclays) substantially all of its power and financial gas contracts, excluding commodity contracts associated with the near-term value of DENA’s West and Northeastern generation assets and remaining gas transportation and structured power contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to DENA’s Midwestern power generation facilities, and certain contracts related to DENA’s energy marketing and management activities. In addition, the Ft. Frances generation facility was sold to a third party during the fourth quarter of 2005 for proceeds which approximate the carrying value of the sold assets.

In January 2006, DENA announced the sale of its remaining fleet of power generation assets outside the Midwest to a subsidiary of LS Power Equity Partners (LS Power). This transaction is expected to close in the second quarter of 2006. See Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale,” for additional information.

The results of operations of DENA’s Western and Eastern United States generation assets, including related commodity contracts, the divested Ft. Frances generation assets, contracts related to DENA’s energy marketing and management activities and certain general and administrative costs, are required to be presented as discontinued operations classification for current and prior periods in the accompanying Consolidated Statements of Operations. Although DENA’s Midwestern generation assets likely will be transferred to Cinergy if the Duke

Energy merger with Cinergy is consummated, the results of operations for these assets, including related commodity contracts, remain in continuing operations. Additionally, DENA’s Southeastern generation operations, including related commodity contracts do not meet the criteria for discontinued operations classification due to Duke Capital’s continuing involvement with these operations. In addition, the results for DETM will continue to be reported in continuing operations until the wind down of these operations is complete. For segment reporting purposes, DENA’s continuing operations have been reclassified to Other in 2005. Prior period results of operations are reflected in the DENA segment.

The following map shows DENA’s power generation facilities.

(See DENA section of Item 2, “Properties,” for breakout of operating facilities between continuing operations and discontinued operations.)

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

The operation and maintenance of DENA’s power plants in California are now subject to regulation pursuant to guidelines recently promulgated by state authorities. The new guidelines are intended to increase the reliability of the generation supply in California by setting operating and maintenance standards and regulating when plants may be taken out of service for routine maintenance. Duke Capital does not believe that the new guidelines will have a material impact on the operation of its power plants in California up through the point of sale of the operating facilities.

DENA is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

INTERNATIONAL ENERGY

International Energy operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. and Canada. It conducts operations primarily through DEI and its activities target power generation in Latin America. Additionally, International Energy owns an equity investment in NMC, located in Saudi Arabia, which is a leading regional producer of methanol and MTBE.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers and large industrial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American Portfolio.

International Energy owns, operates or has substantial interests in approximately 3,937 net MW of generation facilities. The following map shows the locations of International Energy’s facilities, including non-generation facilities in Mexico and Saudi Arabia.

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government owned electric generating companies, LDCs with self-generation capability and other privately owned electric generating companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

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

CRESCENT

Crescent develops and manages high-quality commercial, residential and multi-family real estate projects, and manages land holdings, primarily in the Southeastern and Southwestern U.S. As of December 31, 2005, Crescent owned 0.4 million square feet of commercial, industrial and retail space, with an additional 1.5 million square feet under construction. This portfolio included 0.9 million square feet of office space, 0.7 million square feet of warehouse space and 0.3 million square feet of retail space. Crescent’s residential developments include high-end country club and golf course communities, with individual lots sold to custom builders and tract developments sold to national builders. Crescent had three multi-family communities at December 31, 2005, including one operating property and two properties under development. As of December 31, 2005, Crescent also managed approximately 131,000 acres of land.

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

OTHER

During 2005, Other primarily included DENA’s continuing operations, certain unallocated corporate costs, certain discontinued hedges, DukeNet, Duke Capital’s 50% interest in D/FD, and Bison. DENA’s continuing operations (which include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, and the remaining operations of DETM) have been reclassified to Other in 2005. DENA’s continuing operations for periods prior to 2005 are included as a component of DENA’s segment earnings. As of December 31, 2005, Duke Capital had exited the merchant finance business at Duke Capital Partners LLC (DCP), and all of the results of operations for DCP for the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations.

DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. During 2003, Duke Capital and Fluor announced that they would dissolve D/FD, and adopted a plan for an orderly wind-down of D/FD’s business. The wind-down has been substantially completed as of December 31, 2005, and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide.

Bison’s principal activities, as a captive insurance entity, include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption, and general liability of subsidiaries and affiliates of Duke Capital. Bison also participates in reinsurance activities with certain third parties, on a limited basis.

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

ENVIRONMENTAL MATTERS

Duke Capital is subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Capital include, but are not limited to:

•	The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.

•	The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

(For more information on environmental matters involving Duke Capital, including possible liability and capital costs, see Notes 4 and 16 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Capital.

GEOGRAPHIC REGIONS

For a discussion of Duke Capital’s foreign operations and the risks associated with them, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 3 and 7 to the Consolidated Financial Statements, “Business Segments” and “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” respectively.

EMPLOYEES

On December 31, 2005, Duke Capital had approximately 10,400 employees. A total of 1,940 operating and maintenance employees were represented by unions. This amount consists of the following:

•	1,035 employees represented by the Communications, Energy and Paperworkers of Canada

•	211 employees represented by the Canadian Pipeline Employees Association

•	156 employees represented by the International Brotherhood of Electrical Workers

•	149 employees represented by the United Steelworkers of America

•	85 employees represented by Sindicato dos Trabalhadores na Industria da Energia Hidroeletrica de Ipaussu

•	79 employees represented by Sindicato de Trabajadores del Sector Electrico

•	61 employees represented by the International Union of Operating Engineers

•	38 employees represented by Sindicato Unico de Centrales de Generacion Electrica—Canon del Pato

•	30 employees represented by Sindicato dos Trabalhadores na Industria de Energia Eletrica de Campinas

•	29 employees represented by Asociacion del Personal Jerarquico del Agua y la Energia

•	17 employees represented by Sindicato Corani

•	15 employees represented by Sindicato Unico de Generacion Electrica—Carhuaquero

•	14 employees represented by Federacion Argentina de Trabajadores de Luz y Fuerza

•	13 employees represented by Utility Workers Union of America

•	6 employees represented by Sindicato dos Trabalhadores nas Industrias de Energia Eletrica de Sao Paulo

•	2 employees represented by the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industries of the U.S. and Canada

Item 1A. Risk Factors.

Duke Capital is subject to business uncertainties and contractual restrictions as a result of the anticipated merger between Duke Energy and Cinergy, which could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Duke Capital. Although Duke Capital intends to take steps to reduce any adverse effects, these uncertainties may impair Duke Capital’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others that deal with Duke Capital to seek to change existing business relationships with Duke Capital. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles. If, despite Duke Capital’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Duke Capital’s business could be seriously harmed. In addition, the merger agreement restricts Duke Capital, without Cinergy’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent Duke Capital from pursuing otherwise attractive business opportunities and making other changes to its businesses that may arise prior to completion of the merger or termination of the merger agreement.

Gas transmission, distribution, gathering, and processing activities involve numerous risks that may result in accidents and other operating risks and costs.

There are inherent in Duke Capital’s gas transmission, distribution, gathering, and processing properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, and impairment of Duke Capital’s operations and substantial losses to Duke Capital. For pipelines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks would be greater. Duke Capital does not maintain insurance coverage against all of these risks and losses, and the insurance coverage Duke Capital maintains may not fully cover the damages caused by those risks and losses for which Duke Capital does maintain insurance and therefore could have a material adverse effect on Duke Capital’s financial position and results of operations.

Duke Capital may be unable to secure long term power purchase agreements or transmission agreements, which could expose Duke Capital’s sales to increased volatility.

In the future, Duke Capital may not be able to secure long-term power purchase agreements for Duke Capital’s unregulated power generation facilities. Similarly, Duke Capital may not be able to secure long-term transportation agreements for Duke Capital’s gas transmission business. If Duke Capital is unable to secure either of these types of agreements, Duke Capital’s sales volumes would be exposed to increased volatility. Without the benefit of long-term power purchase and transmission agreements, Duke Capital cannot assure that Duke Capital will be able to sell the power generated by Duke Capital’s facilities, that Duke Capital’s pipelines will be utilized to transport gas at efficient capacity levels, or that Duke Capital’s facilities will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Capital’s results and Duke Capital’s business.

The long-term financial condition of Duke Capital’s U.S. and Canadian natural gas transmission, distribution, gathering and processing businesses are dependent on the continued availability of natural gas reserves.

Duke Capital’s natural gas businesses are dependent upon the continued availability of natural gas reserves. Unlike some natural gas companies, Duke Capital does not generally engage in natural gas exploration and therefore relies on others for exploration and development drilling and the installation of production, gathering, storage, transportation, distribution and other facilities that permit natural gas to be produced and delivered to Duke Capital’s pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional natural gas reserves may not be developed in commercial quantities and in sufficient amounts to fill the capacities of Duke Capital’s pipeline systems and the capacities of Duke Capital’s gathering systems and plants. The unavailability of natural gas reserves could materially adversely affect Duke Capital’s results and Duke Capital’s business.

Competition in the unregulated markets in which Duke Capital operates may adversely affect the growth and profitability of Duke Capital’s business.

Duke Capital may not be able to respond in a timely or effective manner to the many changes designed to increase competition in the electric industry. To the extent competitive pressures increase, the economics of Duke Capital’s business may come under long-term pressures.

Duke Capital may face competition from new competitors that have greater financial resources than Duke Capital does, seeking attractive opportunities to acquire or develop energy assets or energy trading operations both in the United States and abroad. These new competitors may include sophisticated financial institutions, some of which are already entering the energy trading and marketing sector, and international energy players, which may enter regulated or unregulated energy businesses. This competition may adversely affect Duke Capital’s ability to make investments or acquisitions.

Duke Capital must meet credit quality standards. If Duke Capital or Duke Capital’s rated subsidiaries are unable to maintain an investment grade credit rating, Duke Capital would be required under trading agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect Duke Capital’s liquidity. Duke Capital cannot be sure that Duke Capital and its rated subsidiaries will maintain investment grade credit ratings.

Duke Capital’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Capital cannot be sure that the senior unsecured long-term debt of Duke Capital or its rated subsidiaries will continue to be rated investment grade.

If the rating agencies were to rate Duke Capital or its rated subsidiaries below investment grade, the entity’s borrowing costs would increase, perhaps significantly. In addition, the entity would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Further, if its short-term debt rating were to fall, the entity’s access to the commercial paper market could be significantly limited. Any downgrade or other event negatively affecting the credit ratings of Duke Capital’s subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase Duke Capital’s need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

Many of Duke Capital’s trading counterparties in Duke Capital’s power and gas trading businesses would likely require us to deposit additional collateral if the ratings agencies were to downgrade Duke Capital’s ratings below investment grade. Failure to deposit collateral may result in a default under the applicable trading agreement, which could lead to termination of that agreement and require us to pay its termination value. The recently announced agreement to sell the DENA trading portfolio to Barclays will significantly reduce these risks as they relate to DENA. A downgrade below investment grade could also trigger termination clauses in some interest rate and foreign exchange derivative agreements, which would require cash payments. All of these events would likely reduce Duke Capital’s liquidity and profitability and could have a material adverse effect on Duke Capital’s financial position and results of operations.

Duke Capital relies on access to short-term money markets and longer-term capital markets to finance Duke Capital’s capital requirements and support Duke Capital’s liquidity needs, and Duke Capital’s access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Capital’s control.

Duke Capital’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Capital’s assets. Accordingly, Duke Capital relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from Duke Capital’s operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Capital is not able to access capital at competitive rates, Duke Capital’s ability to finance Duke Capital’s operations and implement Duke Capital’s strategy will be adversely affected.

Market disruptions may increase Duke Capital’s cost of borrowing or adversely affect Duke Capital’s ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity, gas and natural gas liquids; terrorist attacks or threatened attacks on Duke Capital’s facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Capital’s ability to access financial markets may also affect Duke Capital’s ability to execute Duke Capital’s business plan as scheduled. An inability to access capital may limit Duke Capital’s ability to pursue improvements or acquisitions that Duke Capital may otherwise rely on for future growth.

Duke Capital maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Some facilities also include targeted Earnings Before Interest, Taxes, Depreciation and Amortization interest coverage ratios. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other of Duke Capital’s affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Duke Capital’s investments and projects located outside of the United States expose Duke Capital to risks related to laws of other countries, taxes, economic conditions, political conditions and policies of foreign governments. These risks may delay or reduce Duke Capital’s realization of value from Duke Capital’s international projects.

Duke Capital currently owns and may acquire and/or dispose of material energy-related investments and projects outside the United States. The economic, regulatory, market and political conditions in some of the countries where Duke Capital has interests or in which Duke Capital may explore development, acquisition or investment opportunities present risks related to, among others, Duke Capital’s ability to obtain non-recourse project or other financing on suitable terms, Duke Capital’s customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on Duke Capital’s ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy, that are in many instances greater than in the United States. In particular, certain countries in Latin America are implementing changes in their market rules and regulations which could materially and adversely impact Duke Capital’s ability to recognize anticipated value from Duke Capital’s investments in that region.

Duke Capital’s investments and projects located outside of the United States expose Duke Capital to risks related to fluctuations in currency rates. These risks, and Duke Capital’s activities to mitigate such risks, may adversely affect Duke Capital’s cash flows and results of operations.

Duke Capital’s operations and investments outside the United States expose Duke Capital to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar—Duke Capital’s principal reporting currency—the value of Duke Capital’s assets and liabilities in such locality and the cash flows generated in such locality also change.

Duke Capital selectively mitigates some risks associated with foreign currency fluctuations by, among other things, indexing contracts to the U.S. dollar and/or local inflation rates, hedging through debt denominated or issued in the foreign currency and hedging through foreign currency derivatives. These efforts, however, may not be effective and, in some cases, may expose Duke Capital to other risks that could negatively affect Duke Capital’s cash flows and results of operations.

Duke Capital’s primary foreign currency rate exposures are expected to be the Canadian Dollar and the Brazilian Real. A 10% devaluation in the currency exchange rate in all of Duke Capital’s exposure currencies would result in an estimated net loss on the translation of local currency earnings of approximately $30 million. The consolidated balance sheets would be negatively impacted by such a devaluation by approximately $550 million through cumulative currency translation adjustments.

Duke Capital will be exposed to market risk and may incur losses from the trading operations and/or activities Duke Capital takes to mitigate Duke Capital’s commodity exposure.

Duke Capital has trading operations that primarily consist of contracts to buy and sell commodities, including contracts for electricity, natural gas, natural gas liquids and other commodities that are settled by the delivery of the commodity or cash. Duke Capital’s trading portfolios also include financial derivatives, including swaps, futures and options. If the values of these contracts or derivatives change in a direction or manner that Duke Capital does not anticipate, Duke Capital could realize material losses from Duke Capital’s trading activities. The recently announced agreement to sell the DENA trading portfolio will significantly reduce these risks as they relate to DENA.

In order to manage Duke Capital’s financial exposure related to commodity price fluctuations, primarily with respect to power, natural gas and natural gas liquids, Duke Capital’s marketing, trading and risk management operations routinely enter into contracts to hedge the value of Duke Capital’s assets and operations, including fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in over-the-counter markets or on exchanges. Duke Capital hedges a portion of Duke Capital’s expected commodities exposure. Duke Capital does not, however, cover the entire exposure of Duke Capital’s assets or Duke Capital’s positions to market price volatility, and Duke Capital’s coverage varies over time.

Duke Capital’s risk management systems, however, may not always be implemented properly or may not always function as planned. In particular, if prices of commodities significantly deviate from historical prices or if the price volatility or distribution of those changes deviates from historical norms, Duke Capital’s risk management systems may not protect Duke Capital from significant losses. In addition, adverse changes in energy prices may result in economic losses in Duke Capital’s earnings and cash flows and Duke Capital’s balance sheet. To the extent Duke Capital has unhedged positions or Duke Capital’s hedging strategies do not work as planned, fluctuating commodity prices could cause Duke Capital’s sales, purchases, and net income to be volatile. In addition, certain types of economic hedging activity may not qualify for hedge accounting under generally accepted accounting principles, resulting in increased volatility in net income.

Duke Capital’s plan to dispose of DENA’s assets may result in additional charges and dispositions of DENA’s assets may not yield the benefits that Duke Capital expects.

On September 13, 2005, the Duke Energy Board of Directors approved a plan to pursue the sale or other disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States, as well as forward gas and power, gas transportation, storage, structured power and other contracts. Duke Capital anticipates recording total charges of approximately $600 million to $800 million related to the disposition plan, of which approximately $500 million was incurred as of December 31, 2005, including approximately $400 million which was recognized in discontinued operations. The actual amount of future additional charges related to the DENA exit plan will vary depending upon changes in market conditions and other factors, and could differ materially from the original estimate. These charges will include:

•	cash expenditures for termination costs for forward gas and power, transportation, storage, structured power and other contracts; and

•	cash expenditures for transaction costs, including severance, legal and other costs.

In January 2006, a Duke Capital subsidiary signed an agreement to sell to LS Power DENA’s remaining fleet of power generation assets outside the Midwest for pre-tax proceeds of approximately $1.5 billion. If the proceeds from the sale of DENA’s assets subject to the agreement with LS Power are less than anticipated or if the dispositions are not completed within 12 months from the date Duke Energy’s Board of Directors approved the plan, additional charges or changes to Duke Capital’s accounting treatment of DENA could be required, either of which could have an adverse effect on Duke Capital’s reported results of operations.

Duke Capital is exposed to credit risk of counterparties with whom Duke Capital does business.

Adverse economic conditions affecting, or financial difficulties of, counterparties with whom Duke Capital does business could impair the ability of these counterparties to pay for Duke Capital’s services or fulfill their contractual obligations, or cause them to delay such payments or obligations. Duke Capital depends on these counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Capital’s cash flows, financial condition or results of operations.

Aboriginal claims have been asserted in British Columbia and Alberta which could impact Duke Capital’s future access to public lands.

Certain aboriginal groups in British Columbia and Alberta have claimed aboriginal and treaty rights over a substantial portion of public lands in those provinces, including lands on which Duke Capital has facilities and gas supply areas served by Duke Capital’s facilities. The existence of these claims, which range from the assertion of rights of limited use up to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Duke Capital cannot predict the outcome of these claims or the impact they may ultimately have on Duke Capital’s business and operations.

Duke Capital is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Capital’s cost of operations, and which may impact or limit Duke Capital’s business plans, or expose Duke Capital to environmental liabilities.

Duke Capital is subject to numerous environmental laws and regulations affecting many aspects of Duke Capital’s present and future operations, including air emissions (such as reducing nitrogen oxides, sulfur dioxide and mercury emissions in the U.S., or controlling greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Capital to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations, and litigation may arise of which the outcome Duke Capital cannot predict. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Capital takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Capital may be required to shut down or alter the operation of its facilities, which may cause Duke Capital to incur losses. Further, Duke Capital’s regulatory rate structure and Duke Capital’s contracts with clients may not necessarily allow Duke Capital to recover capital costs Duke Capital incurs to comply with new environmental regulations. Also, Duke Capital may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Capital’s operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Capital fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Capital’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Should Duke Capital fail to comply with all applicable environmental laws, Duke Capital may be subject to penalties and fines imposed against Duke Capital by regulatory authorities. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Capital’s financial condition or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

In addition, Duke Capital is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of Duke Capital’s power generation facilities and natural gas assets which Duke Capital has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, Duke Capital may obtain, or be required to provide, indemnification against some environmental liabilities. If Duke Capital incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Duke Capital, Duke Capital could suffer material losses.

For example, the DOT developed new regulations effective in 2004 that establish mandatory inspections for all natural gas transmission pipelines in high-consequence areas within 10 years. These regulations require pipeline operators to implement integrity management programs, including more frequent inspections, and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to life and property. Although Duke Capital believes that, in most cases, Duke Capital is legally entitled to recover these kinds of costs, if Duke Capital cannot recover these costs in a timely manner, or in an amount sufficient to cover Duke Capital’s actual costs, Duke Capital’s financial conditions and results of operations could be materially and adversely impacted. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from Duke Capital’s customers or through commercial means, could have a material adverse effect on Duke Capital’s results of operations.

Duke Capital is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Capital could negatively affect Duke Capital’s cash flows, financial condition or results of operations.

Duke Capital is subject to numerous legal proceedings. Litigation is subject to many uncertainties, and Duke Capital cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Capital is involved could require Duke Capital to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Duke Capital’s cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Capital to change Duke Capital’s business practices and procedures, which could also have a material effect on Duke Capital’s cash flows and results of operations.

Duke Capital’s results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities, all of which are beyond Duke Capital’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Capital operates and negatively influence Duke Capital’s energy operations. Declines in demand for electricity and gas as a result of economic downturns in Duke Capital’s electric and gas service territories will reduce overall electricity and gas sales and lessen Duke Capital’s cash flows, especially as Duke Capital’s industrial customers reduce production and, therefore, consumption of electricity and gas. Duke Capital’s gas transmission and distribution and gas gathering and processing businesses may experience a decline in the volume of natural gas shipped through their pipelines and transport systems or gathered and processed at their plants, resulting in lower revenues and cash flows, as lower economic output reduces energy demand. Although Duke Capital’s gas transmission business is subject to mandated tariff rates, overall declines in the volume of gas shipped as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

Duke Capital also sells electricity into the spot market or other competitive power markets on a contractual basis and enters into contracts to purchase and sell electricity, natural gas and natural gas liquids as part of Duke Capital’s energy marketing and trading operations. With respect to such transactions, Duke Capital is not guaranteed any rate of return on Duke Capital’s capital investments through mandated rates, and Duke Capital’s revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power, natural gas and natural gas liquids in Duke Capital’s regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time and could reduce Duke Capital’s revenues and margins and thereby diminish Duke Capital’s results of operations.

Lower demand for the electricity Duke Capital sells, for the natural gas Duke Capital gathers, processes, transports and distributes, and lower prices for electricity, natural gas and natural gas liquids result from multiple factors that affect the markets where Duke Capital sells electricity or gathers, processes, transports or distributes natural gas, including:

•	weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Capital’s ability to generate hydroelectric energy;

•	supply of and demand for energy commodities, including any decreases in the production of natural gas which could negatively affect Duke Capital’s processing business and Duke Capital’s gas transmission business due to lower throughput;

•	illiquid markets including reductions in trading volumes which result in lower revenues and earnings;

•	general economic conditions, including downturns in the U.S. or other economies which impact energy consumption particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

•	transmission or transportation constraints or inefficiencies which impact Duke Capital’s merchant energy operations;

•	availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from gas plants, and of energy-efficient equipment which reduces energy demand;

•	natural gas, crude oil and refined products production levels and prices;

•	ability to procure satisfactory levels of inventory, such as natural gas;

•	electric generation capacity surpluses which cause Duke Capital’s merchant energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate;

•	capacity and transmission service into, or out of, Duke Capital’s markets;

•	petrochemical demand for natural gas liquids;

•	natural disasters, acts of terrorism, wars, embargoes and other catastrophic events to the extent they affect Duke Capital’s operations and markets, as well as the cost and availability of insurance covering such risks; and

•	federal, state and foreign energy and environmental regulation and legislation.

These factors have led to industry-wide downturns that have resulted in the slowing down or stopping of construction of new power plants and announcements by Duke Capital and other energy suppliers and gas pipeline companies of plans to sell non-strategic assets, subject to regulatory constraints, in order to boost liquidity or strengthen balance sheets. Proposed sales by other energy suppliers and gas pipeline companies could increase the supply of the types of assets that Duke Capital is attempting to sell. In addition, recent FERC actions addressing power market concerns could negatively impact the marketability of Duke Capital’s electric generation assets.

Duke Capital’s operating results may fluctuate on a seasonal and quarterly basis.

Gas distribution is generally a seasonal business. Demand for gas and other fuels generally peaks during the winter, especially for Duke Capital’s natural gas distribution business in Canada. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Capital’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Duke Capital’s business is subject to extensive regulation that will affect Duke Capital’s operations and costs.

Duke Capital is subject to regulation by FERC and the NRC, by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Capital’s businesses. Regulation affects almost every aspect of Duke Capital’s businesses, including, among other things, Duke Capital’s ability to: take fundamental business management actions; determine the terms and rates of Duke Capital; make acquisitions; issue equity or debt securities; engage in transactions between Duke Capital’s utilities and other subsidiaries and affiliates; and pay dividends. Changes to these regulations are ongoing, and Duke Capital cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Capital’s business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Capital’s costs.

The majority of Duke Capital’s Canadian natural gas assets are subject to various degrees of federal and provincial regulation. Changes in such regulation may impact Duke Capital’s capacity to conduct this business effectively and sustain or increase profitability. Furthermore, as the regulatory environment within which Duke Capital conducts Duke Capital’s business and operates Duke Capital’s facilities continues to evolve from a traditional cost recovery model to a more competitive, market-based approach, there is increasing competition among pipeline companies. Duke Capital cannot predict the timing or scope of these changes and developments in the regulatory environment or the impact they may ultimately have on Duke Capital’s business and operations.

In connection with the Kyoto Protocol, the Canadian government is developing a greenhouse gas emission plan, which may include caps on emissions and allowance trading programs. If implemented, Duke Capital’s Canadian operations would likely be subject to the program beginning in 2008. Compliance could require either a combination of purchasing emission credits or reducing actual emissions. Due to the uncertainty regarding such policies, however, Duke Capital cannot estimate the potential effects of such a plan on future consolidated results of operations, cash flows or financial position.

Certain events in the energy markets beyond Duke Capital’s control have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets and could result in new laws or regulations which could have a negative impact on Duke Capital’s results of operations.

Due to certain events in the energy markets, regulated energy companies have been under increased scrutiny by regulatory bodies, capital markets and credit rating agencies. This increased scrutiny could lead to substantial changes in laws and regulations affecting Duke Capital, including new accounting standards that could change the way Duke Capital is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Capital’s financial condition or results of operations or access to capital.

Duke Capital’s gas transmission and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on Duke Capital’s ability to recover the costs of operating Duke Capital’s pipeline facilities.

Duke Capital’s U.S. interstate gas transmission and storage operations are subject to FERC’s regulatory authority. FERC has taken actions to strengthen market forces in the natural gas pipeline industry, which have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems. Given the extent of FERC’s regulatory power, Duke Capital cannot predict the regulations that will ultimately affect the operations of its natural gas transmission and storage business in the future or the effect of regulation on Duke Capital’s financial position and results of operations.

Some of Duke Capital’s interstate gas transmission companies from time to time have in effect rate settlements approved by FERC which prevent those companies or third parties from modifying rates, except for allowed adjustments. These settlements do not preclude FERC from taking action on its own to modify the rates. It is not possible to determine at this time whether any such actions would be instituted or what the outcome would be, but such proceedings could result in rate adjustments.

Duke Capital’s Canadian gas operations are subject to various degrees of regulation by Canadian authorities. The rates charged by a significant portion of Duke Capital’s Canadian gas business for the gathering, processing and transmission services provided to shippers and the terms and conditions under which those services are provided are subject to regulation by the NEB. In addition, the NEB regulates the operation, maintenance and public safety aspects of the gathering, processing and transmission system and the construction of any additional capital facilities. Union Gas is also subject to regulation by the OEB with respect to the rates that it may charge its customers for natural gas storage, transmission and distribution services, facility expansions or facility abandonment, adequacy of service, and public safety aspects of pipeline system construction. Actions of these regulators may impact Duke Capital’s earnings from operations, and changes in the Canadian regulatory framework could impact the ability of Duke Capital’s Canadian operations to conduct business effectively and to sustain or increase profitability.

Potential terrorist activities or military or other actions could adversely affect Duke Capital’s business.

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which could affect the market for Duke Capital’s gas operations and may materially adversely affect Duke Capital in ways Duke Capital cannot predict at this time.

The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks Duke Capital and Duke Capital’s competitors typically insure against may decrease. In addition, the insurance Duke Capital is able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Item 1B. Unresolved Staff Comments.

None.

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

Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 500 miles of Texas Eastern’s pipeline system and has an ownership interest in a processing plant in Southern Louisiana.

Texas Eastern has two joint-venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. Texas Eastern’s total working capacity in these three fields is 75 Bcf.

Algonquin connects with Texas Eastern’s facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to Maritimes & Northeast Pipeline. The system consists of approximately 1,100 miles of pipeline with six compressor stations.

ETNG’s transmission system crosses Texas Eastern’s system at two points in Tennessee and consists of two mainline systems totaling approximately 1,400 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with 18 compressor stations. ETNG has an LNG storage facility in Tennessee with a total working capacity of 1.2 Bcf. East Tennessee also connects to Saltville Gas Storage Company and Virginia Gas Storage Company. These natural gas storage fields are located in the state of Virginia and have a working gas capacity of approximately 5 Bcf.

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

The Empress system is a collection of midstream assets involved in the extraction, storage, transportation, distribution and marketing of NGLs in Canada and the U.S. Assets include, among other things, an ownership interest in an NGL extraction plant on the TransCanada Alberta system, a liquids transmission pipeline, seven terminals along the pipe, two storage facilities, a fractionation facility, and an integrated NGL marketing and gas supply business. Total processing capacity of the Empress system is 2.4 Bcf of gas per day. The Empress system is located in Western Canada.

The DEGT Midstream operations are located in Western Canada and include nine natural gas processing plants and over 870 miles of natural gas gathering pipelines located in Western Canada.

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

Natural Gas Transmission also has a 50 percent investment in Gulfstream Natural Gas System, LLC (Gulfstream), a 691-mile interstate natural gas pipeline system owned and operated jointly by Duke Capital and The Williams Company, Inc.

(For a map showing natural gas transmission and storage properties, see “Business—Natural Gas Transmission” earlier in this section.)

FIELD SERVICES

(For information and a map showing Field Services’ properties, see “Business—Field Services” earlier in this section.)

DENA

As discussed in the Business—DENA section above, during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets outside the Midwestern United States. As a result of this exit plan, the results of operations of DENA’s Western and Eastern United States generation assets, including related commodity contracts, are accounted for as discontinued operations for current and prior periods in the accompanying Consolidated Statements of Operations. For segment reporting purposes, DENA’s continuing operations have been reclassified to Other in 2005. Prior period results of operations are reflected in the DENA segment. The following table provides information about those assets included in discontinued operations as of December 31, 2005.

Name	Gross MW	Net MW	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Moss Landing	2,538	2,538	Combined Cycle and Conventional Steam	Natural Gas	CA	100
Morro Bay	1,002	1,002	Combined Cycle	Natural Gas	CA	100
South Bay	700	700	Conventional Steam	Natural Gas	CA	100
Griffith Energy	600	300	Combined Cycle	Natural Gas	AZ	50
Arlington Valley	570	570	Combined Cycle	Natural Gas	AZ	100
Maine Independence	520	520	Combined Cycle	Natural Gas	ME	100
Bridgeport	490	326	Combined Cycle	Natural Gas	CT	67	(a)
Oakland	165	165	Simple Cycle	Oil	CA	100

Total	6,585	6,121

(a)	DENA and United Bridgeport Energy LLC (UBE) have finalized a settlement for the purchase price of UBE’s ownership interest in Bridgeport. Upon closing of this transaction, DENA will own 100% of Bridgeport.

(For a map showing DENA’s properties, see “Business—DENA” earlier in this section.)

Management intends to transfer DENA’s Midwestern generation assets to Cinergy, as the anticipated merger with Cinergy provides a sustainable business model for those assets. The following table provides information about DENA’s generation portfolio in continuing operations as of December 31, 2005.

Name	Gross MW	Net MW	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Hanging Rock	1,240	1,240	Combined Cycle	Natural Gas	OH	100
Lee	640	640	Simple Cycle	Natural Gas	IL	100
Vermillion	640	480	Simple Cycle	Natural Gas	IN	75
Fayette	620	620	Combined Cycle	Natural Gas	PA	100
Washington	620	620	Combined Cycle	Natural Gas	OH	100

Total	3,760	3,600

(For a map showing DENA’s properties, see “Business—DENA” earlier in this section.)

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in continuing operations as of December 31, 2005.

Name	Gross MW	Net MW	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema	2,307	2,111	Hydro	Brazil	95%
Hidroelectrica Cerros Colorados	576	523	Hydro/Natural Gas	Argentina	91
Egenor	509	508	Hydro/Diesel/Oil	Peru	100
DEI Guatemala	250	250	Orimulsion/Oil/Diesel	Guatemala	100
DEI El Salvador	291	263	Oil/Diesel	El Salvador	90
Electroquil	181	144	Diesel	Ecuador	80
Aguaytia	169	64	Natural Gas	Peru	38
Empressa Electrica Corani	147	74	Hydro	Bolivia	50

Total	4,430	3,937

International Energy also owns a 25% equity interest in NMC, located in Saudi Arabia, which is a leading producer of methanol and MTBE. In 2005, the NMC produced approximately 960 thousand metric tons of methanol and one million metric tons of MTBE. In addition, International Energy owns a 50% equity interest in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), located in the Cantarell oil field in the Bay of Campeche, Mexico, which compresses and dehydrates natural gas and extracts NGLs. Campeche has an installed processing capacity of 270 MMcf/d. (For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.)

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

PART II.

Item 5. Market for Registrant’s Member’s Equity and Related Stockholder Matters.

All of the outstanding limited liability company member interests of Duke Capital are owned by Duke Energy. There is no market for Duke Capital’s limited liability company member interests. Duke Capital paid $2.1 billion in distributions on its member’s equity in 2005 and did not pay any distributions on its member’s equity in 2004 or 2003. Duke Capital continues to review its policy with respect to paying future distributions and anticipates making periodic distributions over the next three years to facilitate Duke Energy’s stock repurchase program announced in February 2005 and to provide funding support for Duke Energy’s dividend. The 2005 distribution primarily provided funding for the execution of Duke Energy’s accelerated share repurchase program and to provide funding support for Duke Energy’s dividend. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the sale by DEFS of the general partner of TEPPCO Partners, L.P. and Duke Capital’s sale of its limited partner interests in TEPPCO Partners, L.P.

Item 6. Selected Financial Data.(a)

	2005	2004	2003(c)	2002	2001
	(in millions, except per share amounts)
Statement of Operations
Operating revenues	$10,966	$14,748	$12,131	$10,113	$10,994
Operating expenses	9,318	12,826	12,191	9,010	9,763
Gains on sales of investments in commercial and multi-family real estate	191	192	84	106	106
Gains (losses) on sales of other assets, net	527	(419)	(203)	—	238

Operating income (loss)	2,366	1,695	(179)	1,209	1,575
Other income and expenses, net	1,785	286	493	355	219
Interest expense	775	980	1,021	880	553
Minority interest expense	538	200	41	48	224

Earnings (loss) from continuing operations before income taxes	2,838	801	(748)	636	1,017
Income tax expense (benefit) from continuing operations	1,225	760	(306)	184	415

Income (loss) from continuing operations	1,613	41	(442)	452	602
(Loss) income from discontinued operations, net of tax	(939)	(168)	(1,223)	(131)	817

Income (loss) before cumulative effect of change in accounting principle	674	(127)	(1,665)	321	1,419
Cumulative effect of change in accounting principle, net of tax and minority interest	(4)	—	(133)	—	(69)

Net income (loss)	$670	$(127)	$(1,798)	$321	$1,350

Ratio of Earnings to Fixed Charges(d)	4.9	1.8	— (b)	1.4	2.1
Balance Sheet
Total assets	$35,020	$37,282	$40,367	$45,106	$35,207
Long-term debt including capital leases, less current maturities	$8,790	$11,286	$13,652	$15,703	$9,124

(a)	Significant transactions reflected in the results above include: 2005 DENA disposition (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 deconsolidation of DEFS effective July 1, 2005 (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2005 DEFS sale of TEPPCO (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2004 DENA sale of the Southeast plants (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”) and 2003 DENA charges (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”).
(b)	Earnings were inadequate to cover fixed charges by $715 million for the year ended December 31, 2003.
(c)	As of January 1, 2003, Duke Capital adopted the remaining provisions of Emerging Issues Task Force (EITF) 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.)
(d)	Includes pre-tax gains on the sale of TEPPCO GP and LP of approximately $0.9 billion, net of minority interest, in 2005.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2005, 2004 and 2003.

EXECUTIVE OVERVIEW

During 2005, Duke Capital reported net income of $670 million.

•	Natural Gas Transmission’s earnings grew during 2005 as a result of U.S. pipeline expansion projects and favorable foreign exchange rate impacts from the strengthening Canadian currency;

•	Field Services benefited from strong commodity prices and operational improvements in 2005, offset by the reduction in ownership percentage by Duke Capital as a result of the DEFS disposition transaction discussed below;

•	International Energy had solid results in 2005 due to favorable hydrological conditions and foreign exchange rate impacts in Latin America as well as increased equity earnings from its investment in NMC;

•	Crescent had another outstanding year in 2005 with strong commercial, residential and multifamily real estate transactions and continues to reinvest in the real estate market, as opportunities arise; and

•	As a result of the announced exit plan, DENA’s discontinued operations recorded pre-tax losses of approximately $1.1 billion related to the wind-down of the business outside the Midwest region.

Consistent with its portfolio management strategy, during 2005 Duke Energy caused a Duke Capital subsidiary to finalize a transaction with ConocoPhillips, Duke Capital’s co-equity owner in DEFS, to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%, which resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. As a result, Duke Capital recognized a pre-tax gain of approximately $575 million while receiving direct and indirect cash and assets from ConocoPhillips as consideration. Additionally, in February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, which was the general partner of TEPPCO LP, and Duke Capital sold its limited partner interest in TEPPCO LP, which resulted in Duke Capital recognizing pre-tax gains of approximately $0.9 billion (net of minority interest of approximately $0.3 billion). These transactions provided liquidity to Duke Capital to facilitate the accelerated share repurchase program discussed below and allowed Natural Gas Transmission to increase the scope, scale and diversity of its Canadian operations.

In connection with its effort to establish industry-leading positions in core businesses, in May 2005, Duke Energy and Cinergy announced they entered into a definitive merger agreement. The merger agreement has been unanimously approved by both companies’ Boards of Directors and was approved by the shareholders of both companies on March 10, 2006. Closing of the transaction is currently anticipated in the second quarter of 2006 and is subject to a number of conditions. The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

A key goal for 2005 was to position DENA to be a successful merchant operator with a sustainable business model. However, management determined that its objective of break-even earnings for DENA by 2006 was no longer realistic without taking on additional risk. As a result, during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets, resulting in pre-tax charges of approximately $1.3 billion in the third quarter of 2005. Management intends to transfer DENA’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities to Cinergy, as the anticipated merger with Cinergy provides a sustainable business model for those assets. Duke Capital has made substantial progress in completing the exit plan, transferring substantially all of DENA’s portfolio of derivative contracts to Barclays and agreeing to sell DENA’s remaining fleet of power generation assets outside the Midwest to LS Power for approximately $1.5 billion. The LS Power transaction resulted in a pre-tax gain of approximately $380 million in the fourth quarter of 2005, reducing the charge recognized in the third quarter of 2005.

The following Duke Energy objectives for 2006 relate to Duke Capital:

•	Deliver on the 2006 financial objectives and position Duke Capital for growth in 2007 and beyond

•	Complete the DENA exit and pursue strategic portfolio opportunities

•	Build a high-performance culture focused on safety, diversity and inclusion, employee development, leadership and results, and

•	Build credibility through leadership on key policy issues, transparent communications and excellent customer service.

Economic Factors for Duke Capital’s Business.    Duke Capital’s business model provides diversification between stable, less cyclical businesses like Natural Gas Transmission, and the traditionally higher-growth and more cyclical energy businesses like International Energy and Field Services. Additionally, Crescent’s portfolio strategy is diversified between residential, commercial and multi-family development. All of Duke Capital’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market prices of commodities, all of which are beyond Duke Capital’s control, and could impair Duke Capital’s ability to meet its goals for 2006 and beyond.

A significant portion of Natural Gas Transmission’s revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower economic output would cause the Natural Gas Transmission and Field Services businesses to experience a decline in the volume of natural gas shipped through their pipelines, gathered and processed at their plants, or distributed by Natural Gas Transmission’s distribution company, resulting in lower earnings and cash flows. For Natural Gas Transmission, this decline would primarily affect the distribution revenues in the short-term. Transmission revenues could be impacted by long-term economic declines that could result in the turnback of long-term contracts. Natural Gas Transmission’s customers continue to renew most contracts as they expire.

If negative market conditions should persist over time and estimated cash flows over the lives of Duke Capital’s individual assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. A change in management’s intent about the use of individual assets (held for use versus held for sale) or a change in fair value of assets held for sale could also result in impairments or losses.

Duke Capital’s 2006 goals can also be substantially at risk due to the regulation of its businesses. Duke Capital’s businesses in North America are subject to regulations on the federal and state level. Regulations, applicable to the gas transmission and storage industry, have a significant impact on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and Duke Capital cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business.

Duke Capital’s net income is impacted by fluctuations in commodity prices. Exposure to commodity prices generates higher earnings volatility in the unregulated businesses as no mechanism exists to recover those costs in rates. To mitigate these risks, Duke Capital has typically entered into derivative instruments to effectively hedge known exposures. The upcoming sale of DENA’s assets outside the Midwestern United States, including substantially all the derivative portfolio, should result in a less volatile earnings pattern for Duke Capital going forward.

Additionally, Duke Capital’s investments and projects located outside of the United States expose Duke Capital to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Capital’s future results. Duke Capital’s recent restructuring, which limits its non-U.S. operations to primarily Latin America and Canada, will help mitigate this exposure.

Duke Capital also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates could adversely affect Duke Capital’s ability to implement its strategy. Market disruptions or a downgrade of Duke Capital’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity.

For further information related to management’s assessment of Duke Capital’s risk factors, see Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating revenues for 2005 decreased $3.8 billion, compared to 2004. This change was driven by:

•	A $5.4 billion decrease due to the deconsolidation of DEFS, effective July 1, 2005, and

•	An approximate $130 million decrease resulting from mark-to-market losses, primarily unrealized, due to increased commodity prices as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”) from February 22, 2005 to June 30, 2005. Effective with the deconsolidation of DEFS on July 1, 2005, mark-to-market changes related to these discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations

Partially offsetting these decreases in revenues were:

•	An approximate $850 million increase at Field Services, excluding the impact of those hedges which were discontinued as cash flow hedges and the impact of the deconsolidation of DEFS, due primarily to higher average commodity prices, primarily NGL and natural gas in the first six months of 2005

•	A $704 million increase at Natural Gas Transmission due primarily to new Canadian assets, primarily the Empress System, favorable foreign exchange rates as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses), higher natural gas prices that are passed through to customers, an increase related to U.S. business operations driven by higher rates and contracted volumes and increased gas distribution revenues, resulting from higher gas usage in the power market

•	An $126 million increase at International Energy due primarily to favorable foreign exchange rate changes in Brazil, and higher energy prices and volumes, and

•	A $58 million increase at Crescent due primarily to higher residential developed lot sales.

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated operating revenues for 2004 increased $2.6 billion, compared to 2003. This change was driven by:

•	A $2.4 billion increase in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other revenues due to higher average NGL and natural gas prices at Field Services, partially offset by the continued wind-down of DETM, and

•	A $194 million increase in Regulated Natural Gas revenues, due primarily to the strengthening Canadian dollar at Natural Gas Transmission.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating expenses for 2005 decreased $3.5 billion, compared to 2004. The change was primarily driven by:

•	A $5.1 billion decrease due to the deconsolidation of DEFS, effective July 1, 2005, and

•	An approximate $100 million decrease in operating expenses at DENA, mainly resulting from the sale of the Southeast Plants

Partially offsetting these decreases in expenses were:

•	An approximate $675 million increase in operating expenses at Field Services driven primarily by higher average NGL and natural gas prices in the first six months of 2005

•	A $640 million increase at Natural Gas Transmission due primarily to new Canadian assets, primarily gas purchase costs associated with the Empress System, increased natural gas prices at Union Gas (offset in revenues), foreign exchange impacts as discussed above (offset by currency impacts to revenues), and increased gas purchases for distribution primarily due to higher gas usage in the power market

•	An approximate $120 million increase related to the recognition of unrealized losses in accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”)

•	A $74 million increase at International Energy due primarily to higher fuel prices, increased fuel volumes purchased, higher maintenance costs and the impact of foreign exchange rate changes in Brazil, offset by decreased power purchase obligations in Brazil, and

•	An approximate $50 million charge to increase liabilities associated with mutual insurance companies

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated operating expenses for 2004 increased $635 million, compared to 2003. The change was primarily driven by:

•	A $2,041 million increase in Natural Gas and Petroleum Products Purchased due primarily to higher average NGL and natural gas prices at Field Services

Partially offsetting this increase in expenses was:

•	A $1,152 million decrease in Impairments and Other Charges due primarily to charges of $1,166 in 2003 resulting from strategic actions taken at DENA which led to the recording of impairments primarily related to the Southeast Plants, offset by $65 million of impairments in 2004 at Field Services and Crescent

•	A $91 million decrease in Operation, Maintenance and Other due primarily to severance costs accrued in 2003 related to workforce reductions and decreased operating and maintenance cost at DENA resulting from cost reduction efforts and the sale of plants in 2004, partially offset by increased costs at Crescent related to increased residential developed lot sales, and

•	A $254 million decrease due to the 2003 write off of goodwill at DENA, most of which related to DENA’s trading and marketing business.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate were $191 million in 2005, $192 million in 2004, and $84 million in 2003. The gain in 2005 was driven primarily by pre-tax gains from the sales of surplus legacy land, particularly a large sale in Lancaster, South Carolina, commercial land sales, including a large sale near Washington, D.C. and multi-family project sales in North Carolina and Florida. The gain in 2004 was driven primarily by pre-tax gains from commercial land and project sales in the Washington D.C. area and pre-tax gains from the sales of surplus legacy land. The gain in 2003 was driven primarily by pre-tax gains from the sales of surplus legacy land and pre-tax gains from commercial land and project sales, including the initial sales of land at the Potomac Yards project in the Washington D.C. area.

Consolidated Gains (Losses) on Sales of Other Assets, net

Consolidated gains (losses) on sales of other assets, net was a gain of $527 million for 2005, a loss of $419 million for 2004, and a loss of $203 million for 2003. The gain in 2005 was due primarily to the pre-tax gain resulting from the DEFS disposition transaction (approximately $575 million), partially offset by net pre-tax losses at Other (approximately $65 million), principally the termination of DENA structured power contracts in the Southeast region. The loss in 2004 was due primarily to pre-tax losses on the sale of the Southeast Plants (approximately $360 million) at DENA, and the termination and sale of DETM contracts ($65 million). The loss for 2003 was primarily comprised of a $208 million loss at DENA primarily related to charges on DETM contracts ($127 million) resulting from the wind-down of DETM’s operations, and impairments recorded on assets held for sale, including a 25% undivided interest in the wholly-owned Vermillion facility ($18 million), and stored turbines and related equipment ($66 million).

Consolidated Operating Income (Loss)

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated operating income increased $671 million, compared to 2004. Increased operating income was due primarily to the gain resulting from the DEFS disposition transaction, the charge in 2004 associated with the sale of DENA’s Southeast Plants, increased income from DEFS resulting from higher commodity prices, lower operating expenses at DENA, mainly resulting from the sale of the Southeast Plants, favorable results at Natural Gas Transmission driven by higher earnings from business operations and expansion projects in the U.S. and favorable foreign exchange rate from the strengthening Canadian currency, favorable results at International Energy driven primarily by higher volumes and prices and favorable foreign exchange rate changes, and increased income at Crescent resulting from an increase in residential developed lot sales, partially offset by a net decrease to operating income due to the deconsolidation of DEFS, charges in 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, charges in 2005 related to the termination of structured power contracts in the Southeast region and increased liabilities associated with mutual insurance companies.

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004, consolidated operating income increased $1,874 million, compared to 2003. Increased operating income was driven primarily by increased operating income at DENA, as a result of impairments and other related charges in 2003.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated other income and expenses increased approximately $1.5 billion, compared to 2004. The increase was due primarily to the gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, equity income for the investment in DEFS subsequent to the deconsolidation of DEFS, effective July 1, 2005, income related to a distribution from an interest in a portfolio of office buildings, and increased earnings from International Energy’s NMC investment driven by higher product margins, slightly offset by the realized and unrealized pre-tax losses recognized in 2005 on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DEFS by Duke Capital and an impairment charge related to Campeche. Effective with the deconsolidation of DEFS on July 1, 2005, mark-to-market changes related to the Field Services discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations, while from February 22, 2005 to June 30, 2005 these mark-to-market changes were classified in Non-regulated electric, natural gas, natural gas liquids and other revenues on the Consolidated Statements of Operations.

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated other income and expenses decreased $207 million for the year ended December 31, 2004 as compared to December 31, 2003. The decrease primarily resulted from the $178 million pre-tax gain on the sale of DENA’s 50% interest in Ref-Fuel in 2003 and Natural Gas Transmission’s $90 million gain on sales of various investments in 2003, offset by foregone earnings from those investments.

Consolidated Interest Expense

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated interest expense decreased $205 million, compared to 2004. This decrease was due primarily to Duke Capital’s debt reduction efforts in 2004 (an approximate $110 million impact) and the deconsolidation of DEFS (an approximate $80 million impact).

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004, consolidated interest expense decreased $41 million, compared to 2003. The decrease was due primarily to:

•	A $116 million decrease from net debt reduction and refinancing activities, partially offset by

•	$33 million of lower capitalized interest due to decreased construction activity

•	$11 million of expenses related to financial instruments with characteristics of both liabilities and equity whose related distributions are now classified as interest expense instead of minority interest expense. Those instruments were classified as debt as of July 1, 2003, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150)

•	A $20 million increase associated with Canadian exchange rates, and

•	$17 million higher interest costs in Brazil, due to Duke Capital’s Brazilian debt being indexed annually to inflation and unfavorable impact of exchange rates.

Consolidated Minority Interest Expense

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated minority interest expense increased $338 million, compared to 2004. This increase was driven primarily by increased earnings at DEFS in the first six months of 2005 as a result of the sale of TEPPCO GP and higher commodity prices, offset by the impact of the deconsolidation of DEFS effective July 1, 2005.

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004, consolidated minority interest expense increased $159 million, compared to 2003. This increase was driven by increased earnings at Field Services and improved results at DENA as a result of the continued wind-down of DETM. Through June 30, 2003, minority interest expense included expense related to regular distributions on trust preferred securities of Duke Capital and its subsidiaries. As of July 1, 2003, those distributions were accounted for as interest expense on a prospective basis in accordance with the adoption of SFAS No. 150. As a result of this accounting change, minority interest expense decreased $33 million for 2004 and $54 million for 2003.

Minority interest expense as shown and discussed in the following business segment EBIT sections includes only minority interest expense related to EBIT of Duke Capital’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures.

Consolidated Income Tax Expense (Benefit) from Continuing Operations

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated income tax expense (benefit) from continuing operations increased $465 million, compared to 2004. The increase in income tax expense from continuing operations is primarily a result of approximately $2.0 billion in higher pre-tax earnings, due primarily to the gains associated with the sale of TEPPCO GP, Duke Capital’s limited partner interest in TEPPCO LP, and the DEFS disposition transaction (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). The effective tax rate for 2005 was approximately 43%, compared to approximately 95% in 2004. The decrease in the effective tax rate was due primarily to the decrease in deferred taxes of $426 million related to the restructuring of certain subsidiaries in 2004, partially offset by the release of $52 million of income tax reserves in 2004, an increase in the pass-through of income tax benefit to Duke Energy of approximately $90 million and an increase of $34 million in the tax expense related to the repatriation in 2005. (See Note 5 to the Consolidated Financial Statements, “Income Taxes.”)

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004 consolidated income tax expense (benefit) from continuing operations increased $1,066 million, compared to 2003. The increase was due primarily to the $1,549 million increase in earnings from continuing operations. The effective tax rate for 2004 was 95%, compared to approximately 41% in 2003. The increase in the effective tax rate was due primarily to the increase in deferred taxes of $446 million related to the restructuring of certain subsidiaries in 2004 and an increase in the passthrough of income tax benefit to Duke Energy of approximately $70 million, partially offset by the release of $52 million of income tax reserves in 2004. (See Note 5 to the Consolidated Financial Statements, “Income Taxes.”)

Consolidated Loss from Discontinued Operations, net of tax

Loss from discontinued operations was ($939) million for 2005, $(168) million for 2004, and ($1,223) million for 2003. These amounts represent results of operations and gains (losses) on dispositions related primarily to DENA’s assets and contracts outside the Midwestern and Southeastern United States, International Energy’s Asia-Pacific Business and European Business, DCP, Field Services and Crescent (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). The 2005 amount is primarily comprised of an approximate $740 million non-cash, after-tax charge (approximately $900 million pre-tax) for the impairment of assets, and the discontinuance of hedge accounting and the discontinuance of the normal purchase/normal sale exception for certain positions at DENA, as a result of the decision to exit substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Additionally, during 2005, DENA recognized after-tax losses of approximately $330 million (approximately $400 million pre-tax) as the result of selling certain gas transportation and structured contracts. These charges were offset by the recognition of after-tax gains of approximately $160 million (approximately $200 million pre-tax) related to the recognition of deferred gains in AOCI related to discontinued cash flow hedges. The 2004 amount is primarily comprised of approximately $590 million of tax expense recognized in connection with the formation of DEA (see Note 5 to the Consolidated Financial Statements, “Income Taxes”), partially offset by an approximate $273 million after-tax gain resulting from the sale of International Energy’s Asia-Pacific Business, and an approximate $180 million after-tax gain on the sale of two partially constructed DENA plants offset by operating losses at DENA. DENA’s 2004 gain related to the settlement of the Enron bankruptcy proceedings was entirely offset by a charge related to the California and Western U.S. energy markets settlement. The 2003 amount is primarily comprised of $1.7 billion in pre-tax impairment charges related to DENA’s partially completed Western plants, related forward power and gas contracts that were de-designated as normal purchases and sales and cash flow hedges, a generation plant in Maine and the Morro Bay plant in California. Also contributing to the 2003 amount was a $223 million after tax charge for International Energy’s impairment charges incurred as a result of classifying its Asia-Pacific assets as held for sale and exiting the European market.

Consolidated Cumulative Effect of Change in Accounting Principle, net of tax and minority interest

During 2005, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principle of $4 million as a reduction in earnings. The change in accounting principle related to the implementation of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Duke Capital.

During 2003, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principles of $133 million as a reduction in earnings. The change in accounting principles included an after-tax and minority interest charge of $123 million related to the implementation of EITF 02-03 and an after-tax charge of $10 million related to the implementation of SFAS No. 143.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Capital, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Capital’s ownership interest in operations without regard to financing methods or capital structures.

As discussed in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale” during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA’s continuing operations (which primarily include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to assets which were disposed of in 2004, the remaining operations of DETM, and certain general and administrative costs) have been reclassified to Other beginning in 2005. Prior to 2005, DENA’s continuing operations are included as a component of the DENA segment. Additionally, in connection with this exit plan, DENA transferred its 50% investment in the McMahon facility in British Columbia, Canada to Natural Gas Transmission. Prior period segment results for Natural Gas Transmission have been retrospectively adjusted to include the results of operations of the McMahon facility.

In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50% (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). In connection with the DEFS disposition transaction, DEFS transferred its Canadian natural gas gathering and processing facilities to Natural Gas Transmission. Prior period segment results for Field Services have been retrospectively adjusted to exclude the results of operations of these Canadian gathering and processing facilities, while prior period segment results for Natural Gas Transmission have been retrospectively adjusted to include the results of operations of these Canadian gathering and processing facilities.

Duke Capital’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Natural Gas Transmission	$1,388	$1,329	$59	$1,333	$(4)
Field Services(a)	1,946	367	1,579	176	191
DENA(b)	—	(585)	585	(1,676)	1,091
International Energy	314	222	92	215	7
Crescent	314	240	74	134	106

Total reportable segment EBIT	3,962	1,573	2,389	182	1,391
Other(b)	(408)	116	(524)	79	37

Total reportable segment and other EBIT	3,554	1,689	1,865	261	1,428
Interest expense	(775)	(980)	205	(1,021)	41
Interest income and other(c)	59	92	(33)	12	80

Consolidated earnings (loss) from continuing operations before income taxes	$2,838	$801	$2,037	$(748)	$1,549

(a)	In July 2005, Duke Energy caused a Duke Capital subsidiary to transfer 19.7% of its ownership interest in DEFS to ConocoPhillips. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.
(b)	Other includes DENA’s continuing operations for 2005. DENA segment data includes continuing operations for DENA for periods prior to 2005.
(c)	Includes interest income, foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$4,055	$3,351	$704	$3,253	$98
Operating expenses	2,715	2,075	640	2,009	66
Gains on sales of other assets, net	13	17	(4)	7	10

Operating income	1,353	1,293	60	1,251	42
Other income, net of expenses	65	63	2	130	(67)
Minority interest expense	30	27	3	48	(21)

EBIT	$1,388	$1,329	$59	$1,333	$(4)

Proportional throughput, TBtu(a)	3,410	3,332	78	3,362	(30)

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $269 million increase due to new Canadian assets, primarily the Empress System

•	A $153 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•	A $152 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices that are passed through to customers without a mark-up at Union Gas. This revenues increase is offset in expenses

•	A $60 million increase for U.S. business operations driven by higher rates at Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and favorable commodity prices on natural gas processing activities

•	A $36 million increase in gas distribution revenues, primarily due to higher gas usage in the power market, and

•	A $20 million increase from completed and operational pipeline expansion projects in the U.S.

Operating Expenses.    The increase was driven primarily by:

•	A $272 million increase due to new Canadian assets, primarily gas purchase costs associated with the Empress System

•	A $152 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues

•	A $118 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above)

•	A $43 million increase in gas purchases for distribution, primarily due to higher gas usage in the power market, and

•	A $23 million increase related to the 2004 resolution of ad valorem tax issues in various states.

Other Income, net of expenses.    The increase was driven primarily by the successful completion of the Gulfstream Phase II project which went into service in February 2005 and increased volumes at Gulfstream, resulting in a $11 million increase in Gas Transmission’s 50% equity earnings and a $5 million construction fee received from an affiliate. These increases were partially offset by a $16 million gain in 2004 on the sale of equity investments, primarily due to the resolution of contingencies related to prior year sales.

EBIT.    The increase in EBIT was due primarily to earnings from U.S. business expansion projects, improved U.S. operations and favorable foreign exchange rate impacts from the strengthening Canadian currency, partially offset by the 2004 resolution of ad valorem tax issues.

Matters Impacting Future Natural Gas Transmission Results

Natural Gas Transmission plans to continue earnings growth through capital efficient expansions in existing markets, optimization of existing systems, and organizational efficiencies and cost control. Over time, Natural Gas Transmission expects continued modest annual EBIT growth from its 2005 EBIT. Demand for natural gas is expected to grow two to three percent in DEGT’s key markets. Changes in the Canadian dollar, weather, throughput and regulatory stability, commodity prices and the ability to renew service contracts would impact future financial results at Natural Gas Transmission. Additionally, Duke Energy is evaluating a potential spin-off of Natural Gas Transmission, which would include Duke Capital’s 50 percent investment in DEFS. A decision on the viability of any spin-off will not be made until Duke Energy’s anticipated merger with Cinergy is finalized.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    The increase was driven primarily by:

•	A $175 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•	A $62 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices that are passed through to customers without a mark-up at Union Gas. This revenues increase is offset in expenses

•	A $40 million increase from completed and operational pipeline expansion projects in the United States, partially offset by

•	A $95 million decrease as a result of the sale of Empire State Pipeline in February 2003 and Pacific Natural Gas (PNG) in December 2003, and

•	An $80 million decrease in gas distribution revenues at Union Gas resulting from lower gas usage in the power market due to unfavorable weather.

Operating Expenses.    The increase was driven primarily by:

•	A $127 million increase caused by foreign exchange impacts (offset by currency impacts to revenues)

•	A $62 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues

•	A $52 million increase resulting from the favorable resolution in 2003 of various contingencies primarily related to a capital project and outstanding ad valorem and franchise tax issues from prior state audits

•	A $17 million increase associated with the pipeline expansion projects placed in service

•	A $14 million increase in depreciation primarily due to an increase in the depreciation rate and the addition of two major projects in the Western Canadian operations, partially offset by

•	An $80 million decrease as a result of operations sold in 2003 as discussed above

•	A $63 million decrease in the cost of gas sold for distribution at Union Gas, due primarily to reduced volumes

•	A $29 million decrease due to severance costs in 2003, and

•	A $23 million decrease primarily related to the 2004 resolution of ad valorem tax issues in various states.

Other Income, net of expenses.    The decrease was driven primarily by:

•	A $90 million decrease as a result of prior year gains on sales, primarily the gain on the sale of Natural Gas Transmission’s interests in Northern Border Partners L.P. in January 2003, Alliance Pipeline and the Aux Sable liquids plants in April 2003, and Foothills Pipe Lines Ltd in August 2003

•	A $22 million decrease in AFUDC (equity component) due to lower capital spending in 2004

•	An $18 million decrease in equity earnings as a result of investments sold in 2003, partially offset by

•	A $36 million increase resulting from the 2003 negative settlement of hedges related to foreign currency exposure

•	An increase of $16 million in equity earnings of Gulfstream, resulting from higher revenues and volumes due to fuel switching during the unusually active hurricane season in Florida in 2004, and

•	A $16 million increase from 2004 gains on the sale of equity investments, primarily due to resolution of contingencies related to prior year sales.

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

Field Services

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$5,530	$10,044	$(4,514)	$8,538	$1,506
Operating expenses	5,215	9,489	(4,274)	8,320	1,169
Gains (Losses) on sales of other assets, net	577	2	575	(4)	6

Operating income	892	557	335	214	343
Equity in earnings of unconsolidated affiliates(a)	292	—	292	—	—
Other income, net of expenses	1,259	37	1,222	68	(31)
Minority interest expense	497	227	270	106	121

EBIT	$1,946	$367	$1,579	$176	$191

Natural gas gathered and processed/transported, TBtu/d(b)	6.8	6.8	—	7.0	(0.2)
NGL production, MBbl/d(c)	353	356	(3)	346	10
Average natural gas price per MMBtu(d)	$8.59	$6.14	$2.45	$5.39	$0.75
Average NGL price per gallon(e)	$0.85	$0.68	$0.17	$0.53	$0.15

(a)	Includes Duke Capital’s 50% equity in earnings of DEFS net income subsequent to the deconsolidation of DEFS effective July 1, 2005. Duke Capital’s equity in earnings was $292 million for the year ended December 31, 2005. Results of DEFS prior to July 1, 2005 are presented on a consolidated basis.
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units
(e)	Does not reflect results of commodity hedges

In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction) and resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. As a result of the DEFS disposition transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for DEFS as an investment utilizing the equity method of accounting (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. This decrease was partially offset by increased revenues of approximately $850 million during the six months ended June 30, 2005 versus the comparable period in the prior year which was primarily attributable to a $0.14 per gallon increase in average NGL prices and a $0.66 per MMBtu increase in average natural gas prices. Subsequent to June 2005, Duke Capital’s 50% of equity in earnings related to its investment in DEFS are included in Equity in Earnings of Unconsolidated Affiliates.

Operating Expenses.    The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Subsequent to June 2005, the results of DEFS are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. This decrease was partially offset by:

•	Increased operating expense of approximately $675 million during the six months ended June 30, 2005 versus the comparable period in the prior year which was primarily attributable to higher average costs of raw natural gas supply, due primarily to an increase in average NGL and natural gas prices, and

•	An approximate $120 million increase due to the reclassification of pre-tax unrealized losses in AOCI during the first quarter as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”). After the discontinuance of these hedges, changes in their fair value are being recognized in Other results, as management considers the discontinuance to be an event which disassociates the contracts from the Field Services’ results.

Gain on sales of other assets, net.    The increase was primarily due to an approximate pre-tax gain of $575 million on the DEFS disposition transaction.

Equity in earnings of unconsolidated affiliates.    The increase was driven by the equity in earnings of $292 million for Duke Capital’s investment in DEFS subsequent to the completion of the DEFS disposition transaction and related deconsolidation. DEFS earnings during the six months ended December 31, 2005 have continued to be favorably impacted by increased commodity prices. These increases were partially offset by higher operating costs and pipeline integrity work as well as lower volumes due in part to hurricane interruptions.

Other Income, net of expenses.    The increase was driven primarily by an approximate $1.1 billion pre-tax gain in 2005 on the sale of DEFS’ wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP, and the pre-tax gain on the sale of Duke Capital’s limited partner interest in TEPPCO LP of approximately $100 million. TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party. The gain was partially offset by a $33 million decrease in earnings from equity method investments, primarily as a result of the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP in the first quarter of 2005.

Minority Interest Expense.    The increase was due primarily to the minority interest impact of the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion as well as increased earnings at DEFS during the six months ended June 30, 2005 due to commodity price increases. This increase was partially offset by the DEFS disposition transaction and the related deconsolidation of Duke Capital’s investment in DEFS effective July 1, 2005.

EBIT.    The increase was primarily driven by the gain on sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, the gain as a result of the DEFS disposition transaction and favorable effects of commodity price increases, partially offset by the impact of Duke Capital’s decreased ownership percentage resulting from the completion of the DEFS disposition transaction. Also, during the first three months of 2005, Duke Capital discontinued certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”). As a result of the discontinuance of these cash flow hedges and hedge accounting treatment, approximately $120 million of pre-tax unrealized losses in AOCI related to these contracts have been recognized by Field Services during the year ended December 31, 2005. Field Services’ future results are subject to volatility for factors such as commodity price changes.

Matters Impacting Future Field Services Results

Field Services, through its 50 percent investment in DEFS, has developed significant size and scope in natural gas gathering and processing and NGL marketing and plans to focus on operational excellence and organic growth. DEFS’ revenues and expenses are significantly dependent on prevailing commodity prices for NGLs and natural gas, and past and current trends in price changes of these commodities may not be indicative of future trends. DEFS anticipates that current price levels will continue to stimulate drilling and help to offset declining raw natural gas supplies. Although the prevailing price of natural gas has less short term significance to its operating results than the price of NGLs, in the long term, the growth and sustainability of DEFS’ business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production.

Future equity in earnings of unconsolidated affiliates will continue to be sensitive to commodity prices that have historically been cyclical and volatile. DEFS’ operating and general and administrative costs increased in 2005, primarily due to asset integrity work and financial process improvement costs incurred during the year.

There are many important factors that could cause actual results to differ materially from the expectations expressed. Management can provide no assurances regarding the impact of future commodity prices or drilling activity.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    The increase was primarily driven by:

•	An $870 million increase due primarily to a $0.15 per gallon increase in average NGL prices

•	A $590 million increase due primarily to a $0.75 per MMBtu increase in average natural gas prices

•	A $51 million increase from trading and marketing net margin, due primarily to natural gas asset based trading and marketing price volatility

•	A $45 million increase attributable to a $10.29 per barrel increase in average condensate prices to $41.37 during 2004 from $31.08 during 2003

•	A $30 million increase related to higher transportation, storage and processing fees which was primarily due to higher fees from processing contracts, partially offset by

•	A $44 million decrease related to the impact of cash flow hedging, which reduced revenues by approximately $242 million for the year ended December 31, 2004 and by $198 million for the year ended December 31, 2003, as compared to what revenue would have been without any hedging, and

•	A $30 million decrease related to lower NGL and raw natural gas sales volume, partially offset by an increase in wholesale propane marketing activity primarily due to higher propane prices, and the acquisition of gathering, processing and transmission assets in Southeast New Mexico from ConocoPhillips (“COP Acquisition”). Although production volumes increased as a result of processing economics and the COP Acquisition, sales volumes decreased as a result of producers marketing their NGLs on their own behalf.

Operating Expenses.    The increase was driven primarily by:

•	A $1,175 million increase due to higher average costs of raw natural gas supply which was due primarily to an increase in average NGL and natural gas prices

•	A $20 million increase related primarily to an increase in wholesale propane marketing activity and the COP Acquisition partially offset by lower purchased raw natural gas supply volume

•	An $18 million increase related to impairment charges associated with a planned shut down of a specific plant and a disposal of certain assets, partially offset by

•	A $25 million decrease in operating, and general and administrative expenses, primarily due to severance charges and other employee related expenditures in 2003 not experienced in 2004, lower repairs and maintenance, and environmental expenses in 2004, partially offset by an increase related to Field Services’ Sarbanes-Oxley compliance costs.

Other Income, net of expenses.    The decrease was driven primarily by:

•	A $23 million decrease due to impairment charges in 2004 related to management’s assessment of the recoverability of certain equity method investments

•	A $13 million decrease due to the gains on sales of equity method investments in 2003, partially offset by

•	A $7 million increase in equity earnings primarily due to increased earnings from equity method investments.

Minority Interest Expense.    Minority interest expense increased in 2004 compared to 2003 due to increased earnings from DEFS. The increase was not proportionate to the increase in Field Services’ earnings, as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Capital corporate level that are not included in DEFS’ results.

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

Supplemental Data

Below is supplemental information for DEFS operating results subsequent to deconsolidation on July 1, 2005:

Six Months Ended December 31, 2005
(in millions)
Operating revenues	$7,463
Operating expenses	6,814

Operating income	649
Other income, net of expenses	1
Interest expense, net	62
Income tax expense	4
Net income	$584

DENA

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$—	$173	$(173)	$167	$6
Operating expenses	—	368	(368)	1,938	(1,570)
Losses on sales of other assets, net	—	(427)	427	(208)	(219)

Operating loss	—	(622)	622	(1,979)	1,357
Other income, net of expenses	—	12	(12)	197	(185)
Minority interest benefit	—	(25)	25	(106)	81

EBIT	$—	$(585)	$585	$(1,676)	$1,091

Actual plant production, GWh(a)(b)	—	3,343	(3,343)	6,084	(2,741)
Net proportional megawatt capacity in operation	—	3,600	(3,600)	9,085	(5,485)

(a)	Includes plant production from plants accounted for under the equity method
(b)	Excludes discontinued operations

During the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA’s continuing operations (which include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, and the remaining operations of DETM) have been reclassified to Other beginning in 2005. DENA’s continuing operations for 2004 and 2003 are included as a component of DENA’s segment earnings. The results of DENA’s discontinued operations for all periods presented are presented in Loss From Discontinued Operations, net of tax, on the Consolidated Statements of Operations, and are discussed in consolidated Results of Operations section titled “Consolidated Loss from Discontinued Operations, net of tax.”

Year Ended December 31, 2005 as compared to December 31, 2004

Operating Revenues.    The decrease was driven by the inclusion of DENA’s 2005 results of continuing operations in Other. The 2004 results of DENA’s continuing operations include:

•	$179 million of power generation revenues, and

•	$(6) million of other operating revenues as a result of mark-to-market losses on hedged sales transactions, primarily associated with DETM.

Operating Expenses.    The decrease was driven by the inclusion of DENA’s 2005 results of continuing operations in Other. The 2004 results of DENA’s continuing operations include:

•	$151 million of operations, maintenance and depreciation expenses

•	$142 million of fuel costs

•	$88 million of general and administrative expenses, and

•	A $13 million ($8 million net of minority interest expense) decrease in operating expenses from a gain related to the settlement of the Enron bankruptcy proceedings in April 2004.

Losses on Sales of Other Assets, net.    The change is due to the inclusion of DENA’s 2005 results of continuing operations in Other. The 2004 results include pre-tax losses of approximately $360 million associated with the sale of the Southeast Plants and $65 million ($39 million net of minority interest expense) related to the liquidation of contractual positions in connection with the continued wind-down of DETM’s operations.

Minority Interest Benefit.    The decrease was driven by the inclusion of DENA’s 2005 results of continuing operations in Other. The minority interest benefit in the 2004 results of continuing operations is related to DETM.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    The increase was driven primarily by a $10 million increase in power generation revenues, due primarily to increased average power prices, partially offset by lower volumes due to the sale of the Southeast Plants in the second quarter of 2004.

Operating Expenses.    The decrease was driven primarily by:

•	A $1,420 million decrease in asset impairments and other related charges, including a $1,166 million asset impairment charge recognized in 2003 primarily in connection with DENA’s exit from the Southeast region, the related discontinuance of the Southeast region hedges, and a goodwill impairment charge recognized in 2003 related to the trading and marketing business of $254 million

•	A $147 million decrease in general and administrative expense, primarily due to the impact of workforce reductions and associated office costs, travel and other benefits, reduced consulting costs and lower bad debt expense. A 2003 $28 million Commodity Futures Trading Commission (CFTC) settlement ($17 million net of minority interest expense) and 2003 severance costs of $10 million also contributed to a favorable variance in general and administrative expense

•	A $58 million decrease in depreciation expense, primarily due to the sale of the Southeast Plants

•	A $21 million decrease in operations and maintenance expense, due primarily to the sale of the Southeast Plants and reduced costs from renegotiated outsourcing agreements, partially offset by two plants entering into commercial operation late in the second quarter of 2003, partially offset by

•	A $75 million increase in plant fuel costs due primarily to higher average gas prices, offset by lower volumes as a result of the sale of the Southeast Plants.

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

International Energy

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$745	$619	$126	$597	$22
Operating expenses	536	462	74	426	36
Losses on sales of other assets, net	—	(3)	3	—	(3)

Operating income	209	154	55	171	(17)
Other income, net of expenses	117	78	39	57	21
Minority interest expense	12	10	2	13	(3)

EBIT	$314	$222	$92	$215	$7

Sales, GWh	18,213	17,776	437	16,374	1,402
Net proportional megawatt capacity in operation(a)	3,937	4,139	(202)	4,121	18

(a)	Excludes discontinued operations

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $32 million increase in Brazil due to favorable exchange rates, higher average energy prices, partially offset by lower sales volumes

•	A $31 million increase in El Salvador due to higher power prices and a favorable change in regulatory price bid methodology

•	A $28 million increase in Argentina due primarily to higher power prices and hydroelectric generation

•	A $14 million increase in Ecuador mainly due to higher volumes resulting from a lack of water for hydro competitors

•	A $12 million increase in Guatemala due to higher power prices, and

•	An $8 million increase in Peru due to favorable hydrological conditions and higher power prices.

Operating Expenses.    The increase was driven primarily by:

•	A $29 million increase in El Salvador due primarily to higher fuel oil prices, increased fuel oil volumes purchased and increased transmission costs

•	A $26 million increase in Ecuador due to higher maintenance, higher diesel fuel prices, increased diesel fuel volumes purchased and a prior year credit related to long term service contract termination

•	A $15 million increase in Guatemala due to higher fuel prices and increased fuel volumes purchased, in addition to higher operations and maintenance costs

•	A $14 million increase in Brazil due to unfavorable exchange rates and an increase in regulatory and transmission fees, partially offset by lower power purchase obligations

•	A $14 million increase in Argentina due to higher power purchase volumes and prices, partially offset by

•	A $13 million decrease related to a 2004 charge for the disposition of the ownership share in Compania de Nitrogeno de Cantarell, S.A. de C.V. (Cantarell), a nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico in 2004, and

•	A $10 million decrease in general and administrative expenses primarily due to lower corporate overhead allocations and compliance costs.

Other Income, net of expenses.    The increase was driven primarily by a $55 million increase in equity earnings from the NMC investment driven by higher product margins, offset by a $20 million equity investment impairment related to Campeche in 2005.

EBIT.    The increase was due primarily to favorable pricing and hydrological conditions in Peru and Argentina, favorable exchange rates in Brazil and higher equity earnings from NMC, absence of a charge associated with the disposition of the ownership share in Cantarell recorded in 2004, partially offset by an equity investment impairment related to Campeche in 2005.

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

Certain of International Energy’s long-term sales contracts and long-term debt in Brazil contain inflation adjustment clauses. While this is favorable to revenue in periods of inflation in the long run, as International Energy’s contract prices are adjusted, there is an unfavorable impact on interest expense resulting from revaluation of International Energy’s outstanding local currency debt. In periods of deflation, revenue is negatively impacted and interest expense is positively impacted.

International Energy owns a 50% joint venture interest in Campeche. Campeche operates a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican national oil company (PEMEX). The current five year GCSA expires on November 7, 2006 and PEMEX has the option to renew the GCSA for an additional four years. As a result of ongoing discussions between Campeche and PEMEX to either sell the Campeche investment or renew the GCSA, an other than temporary impairment in value of the Campeche occurred during 2005 and a $20 million impairment charge was recorded to write down the investment to its estimated fair value. An additional impairment charge would be recognized in the future if the outcome of the above discussions is materially different than management’s current expectations.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    The increase was driven primarily by:

•	A $32 million increase due to the fourth quarter 2003 completion of the 160 MW Planta Arizona expansion in Guatemala

•	A $22 million increase in volumes due to higher electricity dispatch in Ecuador as a result of unplanned outages at competing generators

•	A $20 million increase in Brazil resulting from higher contracted sales prices of $26 million which were positively impacted by inflation adjustments primarily offset by the impact of a 2003 regulatory audit revenue adjustment

•	A $12 million increase due to higher electricity prices caused by low water availability in Peru

•	A $12 million increase due to favorable exchange rates primarily in Brazil, partially offset by

•	A $48 million decrease in Guatemala and El Salvador due to decreased cross border power marketing activity resulting from unfavorable market conditions, and

•	A $33 million decrease in natural gas sales due to the termination of a natural gas sales contract from the liquefied natural gas business in 2003.

Operating Expenses.    The increase was driven primarily by:

•	A $23 million increase due to the fourth quarter 2003 completion of the 160 MW Planta Arizona expansion in Guatemala as discussed above

•	A $21 million increase in electricity generation costs resulting from higher levels of dispatch in Ecuador as described above

•	An $18 million increase due to a reserve reduction in 2003 related to the early termination of a natural gas sales contract from the liquefied natural gas business

•	A $17 million increase in Peru power purchases to satisfy sale contract requirements caused by decreased generation as a result of low water availability

•	A $14 million increase due to general and administrative expenses primarily due to higher corporate allocations and Sarbanes-Oxley compliance costs

•	A $12 million increase in Brazil due primarily to increased transmission fees and other costs offset by an environmental charge recorded in 2003 and a reduction in the environmental reserves in 2004, partially offset by

•	A $42 million decrease in spot market purchases in Guatemala and El Salvador due to decreased cross border power marketing activity

•	A $37 million decrease in natural gas sales purchases due to the termination of a natural gas sales contract from the LNG business in 2003, and

•	A $13 million charge associated with the disposition of the ownership share in the Cantarell nitrogen facility in Mexico.

Other Income, net of expenses.    The increase was primarily the result of:

•	An $11 million increase due to a 2003 adjustment related to revenue recognition for the Cantarell equity investment, and

•	A $6 million increase due to favorable netback pricing at NMC.

EBIT.    EBIT increased modestly in 2004 compared to 2003. The slight increase was due to the factors described above.

Crescent

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$495	$437	$58	$284	$153
Operating expenses	399	393	6	231	162
Gains on sales of investments in commercial and multi-family real estate	191	192	(1)	84	108

Operating income	287	236	51	137	99
Other income, net of expenses	44	3	41	—	3
Minority interest (benefit) expense	17	(1)	18	3	(4)

EBIT	$314	$240	$74	$134	$106

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The increase was driven primarily by a $64 million increase in residential developed lot sales, due to increased sales at the Palmetto Bluff project in Bluffton, South Carolina and the LandMar affiliate in Northeastern and Central Florida.

Operating Expenses.    The increase was driven primarily by a $30 million increase in the cost of residential developed lot sales, due to increased developed lot sales at the projects noted above along with an $11 million increase in corporate administrative expense as a result of increased incentive compensation tied to increased operating results. The increases were offset by a $16 million impairment charge in 2005 related to the Oldfield residential project near Beaufort, South Carolina as compared to $50 million in impairment and bad debt charges in 2004 related to the Twin Creeks residential project in Austin, Texas and The Rim project in Payson, Arizona.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    The decrease was driven primarily by:

•	A $37 million increase in multi-family sales primarily due to the $15 million gain on a land sale in Charlotte, North Carolina and a $19 million gain on a project sale in Jacksonville, Florida

•	A $32 million increase in surplus land sales primarily due to a $42 million gain from a large land sale in Lancaster County, South Carolina, partially offset by

•	A $37 million decrease in real estate land sales primarily due to the $45 million gain on the sale of the Alexandria tract in the Washington, D.C. area in 2004, and

•	A $33 million decrease in commercial project sales primarily due to the $20 million gain on the sale of a commercial project in the Washington, D.C. area in 2004.

Other Income, net of expenses.    The increase was primarily due to $45 million in income related to a distribution from an interest in a portfolio of commercial office buildings in the third quarter of 2005.

Minority Interest (Benefit) Expense.    The increase in minority interest (benefit) expense is primarily due to increased earnings from the LandMar affiliate.

EBIT.    The increase was primarily due to income related to a distribution from an interest in a portfolio of commercial office buildings, a large land sale in Lancaster County, South Carolina, increased multi-family and residential developed lot sales offset by a decrease in commercial land and project sales due primarily to the sale of a commercial project and the Alexandria tract in the Washington, D.C. area in 2004.

Matters Impacting Future Crescent Results

While Crescent regularly refreshes its property holdings, 2005 results reflected opportunistic real estate sales which resulted in strong earnings during 2005. While future results are difficult to predict, Crescent expects segment EBIT in 2006 to return to a level approximating 2004 segment EBIT. Segment results at Crescent are ultimately subject to volatility as a result of management’s portfolio allocation decisions, the strength of the real estate markets, the cost of construction materials, and changes in interest rates. When property management or other significant continuing involvement is not retained by Crescent after the sale of an operating property, the transaction is recorded in discontinued operations.

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

Operating Expenses.    The increase was driven primarily by a $101 million increase in the cost of residential developed lot sales, due to increased developed lot sales at the projects noted above, $50 million in impairments and other related charges (net of $12 million minority interest as discussed below) related to Twin Creeks, Texas and Payson, Arizona residential development projects and a $26 million increase in corporate administrative expense as a result of increased incentive compensation tied to increased operating results. (See Note 11 to the Consolidated Financial Statements, “Impairments, Severance, and Other Charges” for further discussion of Crescent’s impairments.)

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    The increase was driven primarily by:

•	A $63 million increase in real estate land sales due primarily to the sale of the Alexandria and Arlington land tracts in the Washington, D.C. area in 2004,

•	A $31 million increase in commercial project sales, resulting primarily from the sale of a commercial project in the Washington, D.C. area in March 2004, and

•	A $16 million increase in land management or “legacy” land sales, due to several large sales closed in the first quarter of 2004.

Minority Interest (Benefit) Expense.    The increase in minority interest (benefit) expense is primarily due to $12 million of benefit related to impairment and bad debt charges at the Payson, Arizona project as noted above offset by an additional $8 million in minority interest expense related to increased earnings from the LandMar division.

EBIT.    As discussed above, the increase in EBIT was driven primarily by an increase in residential developed lot sales and commercial project sales, the sale of the Washington, D.C. area land tracts and an increase in “legacy” land sales.

Other

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$298	$363	$(65)	$488	$(125)
Operating expenses	601	265	336	439	(174)
(Losses) gains on sales of other assets, net	(62)	(7)	(55)	2	(9)

Operating (loss) income	(365)	91	(456)	51	40
Other (loss) income, net of expenses	(40)	25	(65)	28	(3)
Minority interest expense	3	—	3	—	—

EBIT	$(408)	$116	$(524)	$79	$37

Actual plant production, GWh(a)	1,759	—	1,759	—	—
Net proportional megawatt capacity in operation(a)	3,600	—	3,600	—	—

(a)	DENA continuing operations

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The decrease was driven primarily by:

•	An approximate $130 million decrease as a result of the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”)

•	An approximate $90 million decrease in management fees charged to Duke Power Company, an unconsolidated affiliate of Duke Capital (Duke Power) (see Note 10 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions”), partially offset by

•	A $159 million increase as a result of the movement of DENA’s continuing operations to Other in 2005. DENA’s revenues from continuing operations consists primarily of $149 million of power generation revenues and $10 million of other operating revenues, which includes a $38 million impact related to mark-to-market gains as a result of hedge discontinuance in the Midwest and Southeast, partially offset by losses associated with structured power contracts in the Southeast.

Operating Expenses.    The increase was driven primarily by:

•	A $265 million increase in expenses as a result of the movement of DENA’s continuing operations to Other in 2005. DENA’s expenses from continuing operations consists of $104 million of fuel costs, $89 million of operations and maintenance expenses, and $72 million of general and administrative expenses

•	An approximate $50 million charge to increase liabilities associated with mutual insurance companies in 2005

•	A $59 million increase as a result of the 2004 correction of an immaterial accounting error in prior periods related to reserves at Bison attributable to property losses at several Duke Capital subsidiaries, and

•	A $10 million increase in corporate governance costs in 2005.

(Losses) Gains on Sales of Other Assets, net.    The decrease was driven primarily by a $75 million charge related to the termination of structured power contracts in the Southeastern Region.

Other (Loss) Income, net of expenses.    The decrease was driven primarily by an approximate $64 million decrease as a result of the realized and unrealized mark-to-market impact on discontinued hedges related to the DEFS disposition transaction. (See Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

EBIT.    The decrease was due primarily to the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk, the movement of DENA’s continuing operations to Other, the reversal of insurance reserves at Bison in 2004 and the increase in liabilities associated with mutual insurance companies.

Matters Impacting Future Other Results

Future Other results will be subject to volatility as a result of the change in mark-to-market of certain Field Services commodity price risk contracts subsequent to the discontinuance of hedge accounting in the first quarter of 2005. The fair value of these contracts as of December 31, 2005 was a liability of approximately $130 million. As these contracts settle, principally in 2006, Duke Capital will realize an offset to equity in earnings of unconsolidated affiliates at Field Services. Additionally, future impacts due to losses insured by Bison, changes in liabilities associated with mutual insurance companies, and the impact of DENA’s continuing operations could impact future earnings for Other. In addition, among other things, the merger agreement between Duke Energy and Cinergy contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”) out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    Operating revenues for 2004 decreased $125 million, compared to 2003. The decrease was driven primarily by:

•	A $162 million decrease due to the sale of Energy Delivery Services (EDS) in December 2003, partially offset by

•	An approximate $20 million increase in management fees charged to Duke Power (see Note 10 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions”).

Operating Expenses.    The decrease was driven primarily by:

•	A $150 million decrease as a result of the sale of EDS in December 2003

•	A $59 million decrease in 2004 as a result of the correction of an immaterial accounting error in prior periods related to reserves at Bison attributable to property losses at several Duke Capital subsidiaries

•	A $51 million write-off in 2003 related to a corporate risk management information system that was abandoned, lower governance costs in 2004 due to cost reductions and allocation of certain costs previously designated as corporate to business units, and severance costs in 2003, partially offset by

•	An approximate $100 million increase due to higher captive insurance expenses.

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

Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information about Duke Capital’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Duke Capital discusses its critical accounting policies and estimates and other significant accounting policies with senior members of management. Duke Capital’s critical accounting policies and estimates are listed below.

Risk Management Accounting

Duke Capital uses two comprehensive accounting models for its risk management activities in reporting its consolidated financial position and results of operations: the MTM Model and the Accrual Model. As further discussed in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the MTM Model is applied to trading and undesignated non-trading derivative contracts, and the Accrual Model is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. For the three years ended December 31, 2005, the determination as to which model was appropriate was primarily based on accounting guidance issued by the Financial Accounting Standards Board (FASB) and the EITF. Effective January 1, 2003, Duke Capital adopted EITF 02-03. While the implementation of such guidance changed the accounting model used for certain of Duke Capital’s transactions, especially non-derivative energy trading contracts, the overall application of the models remained the same.

As a result of the September, 2005 decision to pursue the sale or other disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States, DENA discontinued hedge accounting for forward natural gas and power contracts accounted for as cash flow hedges and disqualified other forward power contracts previously designated under the normal purchases normal sales exception effective September, 2005.

Under the MTM Model, an asset or liability is recognized at fair value on the Consolidated Balance Sheets and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations during the current period. While DENA is the primary business segment that uses this accounting model, the Franchised Electric and Field Services segments, as well as Other, also have certain transactions subject to this model. For the years ended December 31, 2005, 2004 and 2003, Duke Capital applied the MTM Model to its derivative contracts, unless subject to hedge accounting or the normal purchase and normal sale exemption (as described below).

The MTM Model is applied within the context of an overall valuation framework. All new and existing transactions are valued using approved valuation techniques and market data, and discounted using a London Interbank Offered Rate (LIBOR) based interest rate. When available, quoted market prices are used to measure a contract’s fair value. However, market quotations for certain energy contracts may not be available for illiquid periods or locations. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using internally developed valuation techniques or models. Key components used in these valuation techniques include price curves, volatility, correlation, interest rates and tenor. While volatility and correlation are the most subjective components, the price curve is generally the most significant component affecting the ultimate fair value for a contract subject to the MTM Model, especially after implementation of EITF 02-03 due to the discontinuation of the MTM Model for certain energy trading contracts, such as transportation agreements. Prices for illiquid periods or locations are established by extrapolating prices for correlated products, locations or periods. These relationships are routinely re-evaluated based on available market data, and changes in price relationships are reflected in price curves prospectively. Consideration may also be given to the analysis of market fundamentals when developing illiquid prices. A deviation in any of the components affecting fair value may significantly affect overall fair value.

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

For certain derivative instruments Duke Capital applies either hedge accounting or the normal purchase and normal sales exemption in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The use of hedge accounting and the normal purchase and normal sales exemption provide effectively for the use of the Accrual Model. Under this model, there is generally no recognition in the Consolidated Statements of Operations for changes in the fair value of a contract until the service is provided or the associated delivery period occurs (settlement).

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

The normal purchases and normal sales exception, as provided in SFAS No. 133 as amended and interpreted by Derivative Implementation Group (DIG) Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” indicates that no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract (in Duke Capital’s case, the delivery of power). Previously, Duke Capital applied this exception for certain contracts involving the sale of power in future periods. SFAS No. 149 includes certain modifications and changes to the applicability of the normal purchase and normal sales scope exception for contracts to deliver electricity. As a result, Duke Capital reevaluated its policy for accounting for forward power sale contracts and determined that the majority of all forward contracts to sell power entered into after July 1, 2003 will be designated as cash flow hedges. To the extent that the hedge is perfectly effective, income statement recognition for the contract will be the same under either model.

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

Regulatory Accounting

Duke Capital accounts for certain of its regulated operations (primarily Natural Gas Transmission) under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Duke Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Total regulatory assets were $1,063 million as of December 31, 2005 and $953 million as of December 31, 2004. Total regulatory liabilities were $420 million as of December 31, 2005 and $425 million as of December 31, 2004. (See Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”)

Long-Lived Asset Impairments and Assets Held For Sale

Duke Capital evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. For long-lived assets, impairment would exist when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, the asset’s carrying value is adjusted to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future cash flows.

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

Judgment is also involved in determining the timing of meeting the criteria for classification as an asset held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS No. 144)

During 2005, Duke Capital recorded impairments on several of its long-lived assets. (For additional discussion of these impairments, see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale.”)

Duke Capital may dispose of certain other assets in addition to the assets classified as held for sale at December 31, 2005. Accordingly, based in part on current market conditions in the merchant energy industry, it is reasonably possible that Duke Capital’s current estimate of fair value of its long-lived assets being considered for sale at December 31, 2005 and its other long-lived assets, could change and that change may impact the consolidated results of operations. In addition, Duke Capital could decide to dispose of additional assets in future periods, at prices that could be less than the book value of the assets.

Duke Capital uses the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations,” to determine whether components of Duke Capital that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Capital must not have significant continuing involvement in the operations after the disposal (i.e. Duke Capital must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from Duke Capital’s ongoing operations (i.e. Duke Capital does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Charges in the Consolidated Statements of Operations.

Impairment of Goodwill

At December 31, 2005 and 2004, Duke Capital had goodwill balances of $3,775 million and $4,148 million, respectively. Duke Capital evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” The majority of Duke Capital’s goodwill at December 31, 2005 relates to the acquisition of Westcoast in March 2002, whose assets were primarily included within the Natural Gas Transmission segment. The remainder relates to International Energy’s Latin American operations and Crescent. As of the acquisition date, Duke Capital allocates goodwill to a reporting unit, which Duke Capital defines as an operating segment or one level below an operating segment. As required by SFAS No. 142, Duke Capital performs an annual goodwill impairment test and updates the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Key assumptions used in the analysis include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Capital incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts. As a result of the 2005 impairment test required by SFAS No. 142, Duke Capital did not record any impairment on its goodwill. Had the discount rate used to determine fair value of the reporting units been 1% lower, there would still not have been any impairment recorded in 2005. In the third quarter of 2003, Duke Capital recorded a $254 million goodwill impairment charge to write off all of DENA’s goodwill, most of which related to certain aspects of DENA’s trading and marketing business, and was recorded as a component of continuing operations. This impairment charge reflected the reduction in scope and scale of DETM’s business and the continued deterioration of market conditions affecting DENA during 2003. Duke

Capital used a discounted cash flow analysis utilizing the key assumptions described above to perform the analysis.

Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Revenue Recognition

Unbilled and Estimated Revenues.    Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products, primarily at Natural Gas Transmission and Field Services (prior to deconsolidation on July 1, 2005), are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actuals and estimates are immaterial.

Trading and Marketing Revenues.    The recognition of income in the Consolidated Statements of Operations for derivative activity is primarily dependent on whether the Accrual Model or MTM Model is applied. Prior to January 1, 2003, Duke Capital applied the MTM Model to certain derivative contracts and certain contracts classified as energy trading pursuant to EITF 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” With the implementation of EITF 02-03, use of the MTM Model has been restricted to contracts classified as derivatives pursuant to SFAS No. 133. Contracts classified previously as energy trading that do not meet the definition of a derivative are subject to the Accrual Model. While the MTM Model is the default method of accounting for all SFAS No. 133 derivatives, SFAS No. 133 allows for the use of the Accrual Model for derivatives designated as hedges and certain scope exceptions, including the normal purchase and normal sale exception. Duke Capital designates a derivative as a hedge or a normal purchase or normal sale contract in accordance with internal hedge guidelines and the requirements provided by SFAS No. 133. (For further information regarding the Accrual Model or MTM Model, see Risk Management Accounting above. For further information regarding the presentation of gains and losses or revenue and expense in the Consolidated Statements of Operations, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”)

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Duke Capital will rely primarily upon cash flows from operations to fund its liquidity and capital requirements for 2006. Also, Duke Capital expects net positive cash flows from asset sales and other transaction settlements related to exiting the DENA business. The cash flows from these transactions, along with current cash, cash equivalents and short-term investments, and future cash generated from operations may be distributed to Duke Energy to support its dividend obligation and facilitate additional share repurchases by Duke Energy under its stock repurchase program originally announced in February 2005 and reactivated to permit repurchases of its common stock. The repurchases under the stock repurchase program may commence following Duke Energy’s and Cinergy’s special meetings of their respective shareholders that occurred on March 10, 2006.

Duke Capital currently anticipates net cash provided by operating activities in 2006 to be impacted by the following:

•	The return of collateral as a result of finalizing the transaction with Barclays to transfer or novate a significant portion of DENA’s derivative portfolio to Barclays compared to significant collateral outflows in 2005;

•	Payment of approximately $600 million to Barclays, which was made in January 2006, as a result of settling the transaction to transfer or novate a significant portion of DENA’s derivative portfolio to Barclays; and,

•	Tax benefits realized from losses on the DENA asset sales to LS Power and the Barclays transaction as compared to significant tax payments in 2005.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, and market volatility (see Item 1A, Risk Factors for details).

Duke Capital projects 2006 capital and investment expenditures of approximately $1.7 billion, primarily consisting of approximately $950 million at Natural Gas Transmission and $650 million at Crescent, including $500 million of residential real estate capital expenditures.

Duke Capital continues to focus on reducing risk and restructuring its business for future success and will invest principally in its strongest business sectors with an overall focus on positive net cash generation. Total projected 2006 capital and investment expenditures include approximately $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve load growth, and approximately $1.2 billion of expansion capital expenditures allocated primarily to Crescent and Natural Gas Transmission. Duke Capital expects to receive approximately $1.5 billion in pre-tax proceeds from the sale of DENA’s facilities outside of the Midwest to LS Power.

Duke Capital anticipates its debt to total capitalization ratio to be 50% by the end of 2006. Duke Capital does not expect its debt balance to change significantly in 2006. Duke Capital monitors compliance with all debt covenants and restrictions, and does not currently believe that it will be in violation or breach of its debt covenants. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Capital also maintains an active dialogue with the credit rating agencies, and believes that the current credit ratings have stabilized.

Among other things, Duke Energy’s merger agreement with Cinergy contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change.

Operating Cash Flows

Net cash provided by operating activities was $1,104 million in 2005 compared to $2,256 million in 2004, a decrease of $1,152 million. The decrease in cash provided by operating activities was due primarily to approximately $800 million of additional net cash collateral posted by Duke Capital during 2005 attributable to increased crude oil prices, as well as increases to the forward market prices of power, an approximate $900 million increase in taxes paid, net of refunds, in 2005, and the impacts of the deconsolidation of DEFS effective July 1, 2005.

Net cash provided by operating activities was $2,256 million in 2004 compared to $1,791 million in 2003, an increase of $465 million. The increase in cash provided by operating activities was due primarily to higher cash settlements from trading and hedging activities, increased earnings related to Field Services, and increased cash flows in 2004 from changes in working capital related primarily to a cash refund received related to income taxes. Duke Capital made a $29 million voluntary contribution to its Westcoast retirement plans (Westcoast plans) in 2004.

Investing Cash Flows

Net cash provided by investing activities was $1,216 million in 2005 compared to $732 million in 2004, an increase in cash provided of $484 million. Net cash provided by investing activities was $732 million in 2004 compared to $644 million in 2003, an increase in cash provided of $88 million.

The primary use of cash related to investing activities is capital and investment expenditures, detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Natural Gas Transmission	$930	$544	$773
Field Services(c)	86	202	204
DENA	4	22	277
International Energy	23	28	71
Crescent(a)	599	568	290
Other(b)	27	18	(33)

Total consolidated	$1,669	$1,382	$1,582

(a)	Amounts include capital expenditures associated with residential real estate of $355 million in 2005, $322 million in 2004, and $196 million in 2003 which are included in Capital Expenditures for Residential Real Estate within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows.
(b)	Amount for 2003 include deferral of the consolidation of 50% of the profit earned by D/FD for the construction of DENA’s merchant generation plants, which is associated with Duke Capital’s share of ownership.
(c)	As a result of the deconsolidation of DEFS, effective July 1, 2005, Field Services amounts for 2005 only include DEFS capital and investment expenditures for periods prior to July 1, 2005.

Capital and investment expenditures, including Crescent’s residential real estate investments, increased $287 million in 2005 compared to 2004. The increase was due primarily to the approximate $230 million acquisition of the Empress System at Natural Gas Transmission.

The increase in net cash provided by investing activities in 2005 when compared to 2004 was also impacted by proceeds from the sale of TEPPCO GP and Duke Capital’s interest in TEPPCO LP for approximately $1.2 billion and DEFS disposition transaction proceeds of approximately $1.0 billion received in 2005, offset by the approximate $1.4 billion in proceeds received in 2004 primarily from the sales of the Asia-Pacific Business, Southeast Plants and Moapa and Luna partially completed facilities. Additionally, approximately $383 million of distributions from equity investees (approximately $310 million for Gulfstream and approximately $73 million for DEFS) were considered returns of equity. Also, during 2004, additional amounts of cash were invested in short-term investments.

Capital and investment expenditures, including Crescent’s residential real estate investments, decreased $200 million in 2004 compared to 2003. The decrease was due primarily to decreased investments in generating facilities at DENA due to the continuing downturn in the merchant energy portion of its business that began in 2002 and decreased investments at Gas Transmission due to the completion of infrastructure projects in Western Canada and New England in 2003.

The increase in net cash provided in 2004 when compared to 2003 was impacted by a $292 million increase in proceeds from the sales of commercial and multi-family real estate at Crescent, due primarily to sales of the Potomac Yard retail center and the Alexandria land tract in 2004.

The increase in cash provided by investing activities in 2004 was also impacted by a $260 million decrease in net proceeds received from the sales of equity investments and other assets, primarily related to large sales activity in 2003 partially offset by the sale of International Energy’s Asia-Pacific Business and DENA’s sale of its Southeast Plants and its Moapa and Luna partially completed facilities, and its Vermillion facilities, in 2004.

Financing Cash Flows and Liquidity

Duke Capital’s consolidated capital structure as of December 31, 2005, including short-term debt, was 46% debt, 51% member’s equity and 3% minority interests. The fixed charges coverage ratio, calculated using SEC guidelines, was 4.9 times for 2005, which includes a pre-tax gain on the sale of TEPPCO GP and LP of approximately $0.9 billion, net of minority interest, and 1.8 times for 2004. Earnings were inadequate to cover fixed charges by $715 million for the year ended December 31, 2003.

Net cash used in financing activities decreased $561 million for the year ended December 31, 2005, compared to 2004. The change was due primarily to approximately $2.5 billion of higher net paydowns of long-term debt, commercial paper, notes payable, and preferred stock of a subsidiary during 2004 in connection with an effort to reduce debt balances, approximately $120 million of lower net distributions to minority interest in 2005, and $110 million of proceeds from the Duke Energy Income Fund. This decrease was partially offset by an increase of approximately $1.8 billion of net distributions to Duke Energy and an increase of approximately $350 million of advances to Duke Energy in 2005 as compared to 2004.

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

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. Additionally, during the third quarter of 2005, Duke Energy forgave additional advances of $494 million and classified the $494 million as an addition to Member’s Equity. These forgivenesses are presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

In April 2005, Duke Capital received a $269 million capital contribution from Duke Energy, which Duke Capital classified as an addition to Member’s Equity.

During 2005, Duke Capital distributed $2.1 billion to its parent, Duke Energy, to principally provide for funding for the execution of Duke Energy’s accelerated share repurchase transaction and to provide funding support for Duke Energy’s dividend. The distribution was primarily obtained from Duke Capital’s portion of the cash proceeds realized from the sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO LP.

Significant Financing Activities.    In December 2004, Duke Capital reached an agreement to sell its partially completed Gray’s Harbor power generation facility (Grays Harbor) to an affiliate of Invenergy LLC. In 2004, Duke Capital terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Capital in January 2005.

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

In August 2005, DEI issued project-level debt in Peru, of which $75 million is denominated in U.S. dollars and approximately $34 million (in U.S. dollar equivalents as of the issuance date) is denominated in Peru Nuevos Soles. This debt has terms ranging from four to six years as well as variable or fixed interest rate terms, as applicable.

On September 21, 2005, Union Gas entered into a fixed-rate financing agreement denominated in 200 million Canadian dollars (approximately $171 million in U.S. dollar equivalents as of the issuance date) due in 2016 with an interest rate of 4.64%.

In November 2005, International Energy issued floating rate debt in Guatemala for $87 million (in USD) and in El Salvador for $75 million (in USD). These debt issuances have variable interest rate terms and mature in 2015.

In December 2005, the Income Fund, a Canadian income trust fund, was created which sold approximately 40% ownership in the Canadian Midstream operations for proceeds, net of underwriting discount, of approximately $110 million. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. Duke Capital retains an ownership interest in the Income Fund of approximately 58% and will continue to operate and manage this business.

Available Credit Facilities and Restrictive Debt Covenants.    Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2005, Duke Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

(For information on Duke Capital’s credit facilities as of December 31, 2005, see Note 14 to the Consolidated Financial Statements, “Debt and Credit Facilities.”)

Duke Capital has approximately $1,600 million of credit facilities which expire in 2006. It is Duke Capital’s intent to resyndicate less than the total expiring amount of credit facilities in 2006.

Credit Ratings.    The most recent change to the credit ratings of Duke Capital and its subsidiaries (with the exception of M&N Pipeline) occurred in February 2004, when Standard and Poor’s (S&P) lowered its long-term ratings of Duke Capital and its subsidiaries (with the exception of M&N Pipeline, DEFS and DETM) one ratings level. S&P’s actions were based upon Duke Capital’s weaker than anticipated financial performance in 2003 and the execution risk associated with Duke Capital’s 2004 debt reduction plans. S&P concluded this action by placing Duke Capital and its subsidiaries on Stable Outlook, with the exception of DETM, which remained on Negative Outlook until changed to Stable Outlook in July 2004. In December 2004, S&P changed the outlook of Duke Capital and its subsidiaries (with the exception of M&N Pipeline) from Stable to Positive and then from Positive to Stable in February 2005. The S&P and Dominion Bond Rating Service (DBRS) credit ratings and outlooks for M&N Pipeline have remained unchanged during 2004 and 2005. S&P last afifirmed its rating for M&N Pipeline in August 2004 and DBRS last confirmed its rating for M&N Pipeline in March 2005. The DBRS credit ratings for Union Gas remained unchanged during 2004 and 2005 and were last confirmed in June 2005.

In February 2005, Moody’s Investors Service (Moody’s) changed the outlook of Duke Capital from Stable to Negative and placed the ratings of M&N Pipeline under Review for Possible Downgrade. Moody’s concluded their review of M&N Pipeline in August 2005 and downgraded the credit ratings from A1 to A2. Moody’s actions were primarily as a result of their concerns over the downward revisions in the reserve estimates for the Sable Offshore Energy Project (SOEI) and reduced production by SOEI producers. Moody’s concluded their action placing the ratings outlook for M&N Pipeline on Stable.

In May 2005, following the announcement of Duke Energy’s merger with Cinergy, S&P placed the credit ratings of Duke Capital and its subsidiaries (excluding M&N Pipeline) on “CreditWatch with negative implications.” In addition, Moody’s revised the ratings outlook of Duke Capital and Texas Eastern Transmission LP to “Developing” and DBRS placed the credit ratings of Westcoast Energy Inc. “Under Review with Developing Implications.”

In September, 2005 S&P affirmed the credit ratings of Duke Capital and its subsidiaries (excluding M&N Pipeline) with a Stable outlook removing them from “CreditWatch with negative implications.” In addition, DBRS confirmed the credit rating of Westcoast Energy Inc. with a Stable trend removing them from “Under Review with Developing Implications.”

The following table summarizes the March 17, 2006 credit ratings from the agencies retained by Duke Capital to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of March 17, 2006

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Duke Capital LLC [a]	BBB-	Baa3	Not applicable
Texas Eastern Transmission, LP [a]	BBB	Baa2	Not applicable
Westcoast Energy Inc. [a]	BBB	Not applicable	A(low)
Union Gas [a]	BBB	Not applicable	A
Maritimes & Northeast Pipeline, LLC [b]	A	A2	A
Maritimes & Northeast Pipeline, LP [b]	A	A2	A
Duke Capital Trading and Marketing, LLC [c]	BBB-	Not applicable	Not applicable

a	Represents senior unsecured credit rating
b	Represents senior secured credit rating
c	Represents corporate credit rating

Duke Capital’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and balance distributions to Duke Energy, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Capital is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Capital’s credit ratings could be negatively impacted. In addition, the completion of Duke Energy’s anticipated merger with Cinergy and the resulting corporate structure as well as the completion of the exit from the DENA business could impact the credit ratings of Duke Capital or its subsidiaries. Duke Capital believes that the company is positioned for possible credit ratings improvement.

Duke Capital and its subsidiaries are required to post collateral under derivatives and other marketing contracts. Typically, the amount of the collateral is dependent upon Duke Capital’s economic position at points in time during the life of a contract and the credit rating of the subsidiary (or its guarantor, if applicable) obligated under the collateral agreement. Business activity by DENA generates the majority of Duke Capital’s collateral requirements. DENA conducts business throughout the United States and Canada through Duke Energy North America LLC and its 100% owned affiliates Duke Energy Marketing America, LLC (DEMA) and Duke Energy Marketing Canada Corp (DEMC). DENA also participates in DETM. During the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States.

On November 18, 2005, Duke Energy announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays will acquire substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminates Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. The underlying contracts will transfer to Barclays over a period of months.

A reduction in DETM’s credit rating to below investment grade as of December 31, 2005 would have resulted in Duke Capital posting additional collateral of up to approximately $170 million. Additionally, in the event of a reduction in DETM’s credit rating to below investment grade, collateral agreements may require the segregation of cash held as collateral to be placed in escrow. As of December 31, 2005, Duke Capital would have been required to escrow approximately $350 million of such cash collateral held if DETM’s credit rating had been reduced to below investment grade. Amounts above reflect Duke Capital’s 60% ownership of DETM and the allocation of collateral to DENA for contracts executed by DETM on its behalf.

A reduction in the credit rating of Duke Capital to below investment grade as of December 31, 2005 would have resulted in Duke Capital posting additional collateral of up to approximately $365 million. Additionally, in the event of a reduction in Duke Capital’s credit rating to below investment grade, certain interest rate and foreign exchange swap agreements may require settlement payments due to termination of the agreements. As of December 31, 2005, Duke Capital could have been required to pay up to $5 million in such settlement payments if Duke Capital’s credit rating had been reduced to below investment grade. Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, Barclays provided DENA cash equal to the net cash collateral posted by DENA under the contracts. As the underlying contracts are transferred to Barclays, the downgrade impact will continue to change until the exit from DENA is completed. Duke Capital expects a majority of the negative impact of the collateral position to reverse within the next twelve months, upon completion of the DENA exit plan.

If credit ratings for Duke Capital or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral and segregation of cash described above.

Other Financing Matters.    As of December 31, 2005, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $592 million in gross proceeds from debt and other securities. The total amount available under effective shelf registrations decreased $500 million as compared to December 31, 2004, resulting from the de-registering of DEFS on January 31, 2005. Additionally, as of December 31, 2005, Duke Capital had access to 200 million Canadian dollars (approximately U.S. $172 million) available under the Canadian shelf registrations for issuances in the Canadian market. This amount represents a decrease of 700 million Canadian dollars as compared to December 31, 2004, primarily resulting from the November 2005 expiration of a 500 million shelf registration. In the first quarter of 2006, management has plans to renew the 500 million Canadian dollar shelf registration that expired in November 2005. A shelf registration is effective in Canada for a 25-month period. The 200 million Canadian dollars that is available as of December 31, 2005 will expire in July 2006.

While maintaining the financial strength of the consolidated company, Duke Energy has the ability to provide equity support to Duke Capital, as long as the source of the support excludes Duke Energy debt and trust preferred security funding. Duke Energy intends to provide such equity support as needed.

Duke Capital continues to review its policy with respect to paying future distributions and anticipates periodic distributions over the next three years to facilitate Duke Energy’s stock repurchase program and to provide funding support for Duke Energy’s dividend.

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

Most of the guarantee arrangements entered into by Duke Capital enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Capital having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

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

Contractual Obligations

Duke Capital enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Capital’s contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt. It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2006.

Contractual Obligations as of December 31, 2005

	Payments Due By Period
	Total	Less than 1 year (2006)	2-3 Years (2007 & 2008)	4-5 Years (2009 & 2010)	More than 5 Years (Beyond 2010)
	(in millions)
Long-term debt(a)	$16,446	$2,043	$2,246	$2,990	$9,167
Capital leases(a)	21	10	5	3	3
Operating leases(b)	241	39	59	49	94
Purchase Obligations:(g)
Firm capacity payments(c)	1,436	287	293	253	603
Energy commodity contracts(d)	14,416	4,965	5,910	3,076	465
Other purchase obligations(e)	1,631	678	184	157	612
Other long-term liabilities on the Consolidated Balance Sheets(f)	44	44	—	—	—

Total contractual cash obligations	$34,235	$8,066	$8,697	$6,528	$10,944

(a)	See Note 14 to the Consolidated Financial Statements, “Debt and Credit Facilities.” Amount includes interest payments over life of debt or capital lease.
(b)	See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

(c)	Includes firm capacity payments that provide Duke Capital with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, refining capacity and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America.
(d)	Includes contractual obligations to purchase physical quantities of electricity, natural gas and NGLs. Amount includes certain normal purchases, energy derivatives and hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2005. For certain of these amounts, Duke Capital may settle on a net cash basis since Duke Capital has entered into payment netting agreements with counterparties that permit Duke Capital to offset receivables and payables with such counterparties. A significant portion of these amounts pertain to DENA’s physical purchase commitments of electricity. Since DENA primarily markets electricity, consideration should be given to DENA’s forward sales of electricity, which exceed their forward purchases, when assessing the potential implications of these physical purchase commitments. (See Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale,” for more information regarding DENA’s exit plan.)
(e)	Includes purchase commitments for outsourcing of certain real estate services, contracts for software and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for pipeline and real estate projects, and major maintenance of certain merchant plants. Amount excludes certain open purchase orders for services that are provided on demand, and the timing of the purchase can not be determined.
(f)	Includes expected retirement plan contributions for 2006 (see Note 19 to the Consolidated Financial Statements, “Employee Benefit Plans”). The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Capital may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded. Asset retirement obligations recognized on the Consolidated Balance Sheets total $29 million at December 31, 2005. Amount excludes reserves for litigation, environmental remediation and self-insurance claims (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Capital is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business, funding of other post-employment benefits (see Note 19 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory credits (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Liabilities Associated with Assets Held for Sale (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”) are also excluded as Duke Capital expects these liabilities will be assumed by the buyer upon sale of the assets.
(g)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table, including approximately $600 million of amounts due to Barclays (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale”) which were paid in January 2006.

Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

Duke Capital is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. Duke Energy’s Executive Committee which is composed of senior executives, receives periodic updates from the Chief Risk Officer (CRO) and other members of management, on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

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

To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Capital enters into other contracts that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133 and DIG Issue No. C15. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract is designated as the hedged item in a fair value hedge. Normal purchases and sales contracts are generally subject to collateral requirements under the same credit risk reduction guidelines used for other contracts. Duke Capital has applied this scope exception for certain contracts involving the purchase and sale of electricity at fixed prices in future periods. As discussed in Critical Accounting Policies and Estimates for risk management activities, Duke Capital determined that the majority of all forward contracts to sell power entered into after July 1, 2003 will be designated as cash flow hedges. Income statement recognition for the contracts will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales, unless designated as the hedged item in a fair value hedge, assuming no hedge ineffectiveness.

Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. However, Duke Capital’s decisions to sell DENA’s Southeast Plants, reduce DENA’s interest in partially completed plants and sale or disposition of substantially all of DENA’s remaining physical and commercial assets outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Normal Purchases and Normal Sales below) required the reassessment of all associated derivatives, including normal purchases and normal sales. This required a change from the application of the Accrual Model to the MTM Model for these contracts and resulted in recording substantial unrealized losses that had not previously been recognized in the Consolidated Financial Statements.

Duke Capital’s largest commodity exposure is due to market price fluctuations of NGLs primarily in the Field Services segment and, to a lesser extent, in the Natural Gas Transmission segment. Based on a sensitivity analysis as of December 31, 2005, it was estimated that price changes of ten cents per gallon and fifteen cents per gallon in the price of NGLs (net of related hedges and an equivalent price change in crude oil) would have a corresponding effect on pre-tax income of approximately $75 million and $105 million, respectively. Comparatively, a ten cent price change sensitivity analysis as of December 31, 2004 would impact pre-tax income by approximately $60 million. The equivalent effect on pre-tax income for 2006 or 2005 was also not expected to be material as of December 31, 2005 or 2004 for exposures to other commodities’ price changes. These hypothetical calculations consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Normal Purchases and Normal Sales.    During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States, approximately 6,100 megawatts of power generation, and certain contractual positions related to the Midwestern assets (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). As a result of this decision, Duke Capital recognized a pre-tax loss of approximately $1.9 billion in the third quarter of 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. As of December 31, 2005, there are approximately $10 million of pre-tax deferred net losses in AOCI related to certain DENA cash flow hedges, which will be recognized within the next twelve months in discontinued operations, net of tax. Duke Capital intends to transfer the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation to Cinergy, and combined with Cinergy’s commercial operations, upon completion of the anticipated merger with Cinergy, currently expected in the second quarter of 2006, will provide a sustainable business model for these assets in the region (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions” for further details on the anticipated Cinergy merger).

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

Daily Earnings at Risk

	Period Ending One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2004	High One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005	Low One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005
	(in millions)
Calculated DER(a)	$12	$10	$15	$67	$1

(a)	DER measures the MTM portfolio’s impact on earnings. While this calculation includes both trading and undesignated contracts, the trading portion, as defined by EITF 02-03, is not material.

The DER figures above do not include the hedges which were discontinued as a result of the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips (see Note 7 to the Consolidated Financial

Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”). The DER figures as of and for the year ended December 31, 2005 were impacted by the DENA exit plan and the resulting decision to move the DENA hedges to the mark-to-market portfolio as well as commodity price volatility due to Hurricane Rita. The calculated consolidated DER at December 31, 2005 consists of approximately $11 million related to discontinued operations and an immaterial amount related to continuing operations.

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

Duke Capital’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movement in the fair value of Duke Capital’s trading instruments during 2005.

Fair Value of Duke Capital’s Trading Contracts as of December 31, 2005

Asset/(Liability) Sources of Fair Value	Maturity in 2006	Maturity in 2007	Maturity in 2008	Maturity in 2009 and Thereafter	Total Fair Value
	(in millions)
Prices supported by quoted market prices and other external sources	$—	$2	$1	$2	$5
Prices based on models and other valuation methods	—	—	—	—	—

Total	$—	$2	$1	$2	$5

The “prices supported by quoted market prices and other external sources” category includes Duke Capital’s New York Mercantile Exchange (NYMEX) futures positions in natural gas, crude oil, propane, heating oil, and unleaded gasoline. The NYMEX has quoted monthly natural gas prices for the next 72 months and quoted monthly crude oil prices for the next 72 months. The NYMEX has quoted monthly prices for varying periods of 18 months or less for propane, heating oil, and unleaded gasoline. In addition, this category includes Duke Capital’s forward positions and options in natural gas, natural gas basis swaps, and power at points for which over-the-counter (OTC) broker quotes are available. On average, OTC quotes for power and natural gas forwards and swaps extend 36 months into the future. OTC quotes for natural gas options extend 12 months into the future, on average. Duke Capital values these positions using internally developed forward market price curves that are validated and recalibrated against OTC broker quotes. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

The “prices based on models and other valuation methods” category includes (i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. In certain instances structured transactions can be decomposed and modeled by Duke Capital as simple forwards and options based on actively quoted prices. Although the valuation of the individual simple structures may be based on quoted market prices, the effective model price for any given period is a combination of prices from two or more different instruments and such transactions therefore are included in this category due to its complex nature. As a result of the adoption of EITF 02-03 in January 2003, all of the contracts in the “prices based on models and other valuation methods” category as of December 31, 2005 are derivatives as defined by SFAS No. 133.

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

The following table represents Duke Capital’s distribution of unsecured credit exposure with the largest 30 enterprise credit exposures at December 31, 2005. These credit exposures are aggregated by ultimate parent company, include on and off balance sheet exposures, are presented net of collateral, and take into account contractual netting rights.

Distribution of Largest 30 Enterprise Credit Exposures

As of December 31, 2005

% of Total
Investment Grade—Externally Rated	72%
Non-Investment Grade—Externally Rated	11%
Investment Grade—Internally Rated	11%
Non-Investment Grade—Internally Rated	6%

Total	100%

“Externally Rated” represents enterprise relationships that have published ratings from at least one major credit rating agency. “Internally Rated” represents those relationships which have no rating by a major credit rating agency. For those relationships, Duke Capital utilizes appropriate risk rating methodologies and credit scoring models to develop an internal risk rating which is intended to map to an external rating equivalent. The total of the unsecured credit exposure included in the table above represents approximately 89% of the gross fair value of Duke Capital’s Receivables and Unrealized Gains on Mark-to-Market and Hedging Transactions on the Consolidated Balance Sheets at December 31, 2005.

Duke Capital had no net exposure to any one customer that represented greater than 10% of the gross fair value of trade accounts receivable and unrealized gains on mark-to-market and hedging transactions at December 31, 2005. Based on Duke Capital’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Capital does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

DENA represents the majority of Duke Capital’s unsecured credit exposure. On November 18, 2005, Duke Capital announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays will acquire substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminates Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. The underlying contracts will transfer to Barclays over a period of months. As the underlying contracts are transferred to Barclays, unsecured credit exposure will continue to change until the exit from DENA is completed.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028 due to IDC. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. Total maximum exposure under the guarantee obligation as of December 31, 2005 is approximately $200 million, including principal and interest payments. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Duke Capital does not believe a loss under the guarantee obligation is probable as of December 31, 2005, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2005. No demands for payment have been made under the guarantee. If losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to economically recover such loss. As such recovery is a contingent gain, the timing of recognition of as well as the value of any future recovery may vary.

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

Interest Rate Risk

Duke Capital is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and commercial paper. Duke Capital manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 7, and 14 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”, respectively.)

Based on a sensitivity analysis as of December 31, 2005, it was estimated that if market interest rates average 1% higher (lower) in 2006 than in 2005, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $2 million. Comparatively, based on a sensitivity analysis as of December 31, 2004, had interest rates averaged 1% higher (lower) in 2004 than in 2003, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $4 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of December 31, 2005 and 2004. The decrease in interest rate sensitivity was primarily due to a decrease in outstanding variable-rate commercial paper, net of invested cash and swaps, offset by an increase in other debt. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Capital’s financial structure.

Equity Price Risk

Bison, Duke Capital’s wholly owned captive insurance subsidiary, maintains investments to fund various business risks and losses, such as workers compensation, property, business interruption and general liability. Those investments are exposed to price fluctuations in equity markets and changes in interest rates.

Duke Capital participates in Duke Energy Corporation’s non-contributory defined benefit retirement and postretirement benefit plans. The costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Duke Energy’s defined benefit retirement plan assets has been affected by changes in the equity market since 2000. Westcoast has a $46 million minimum pension liability recorded as of December 31, 2005, recorded as a reduction to AOCI, net of income taxes.

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

As of December 31, 2005, Duke Capital’s primary foreign currency rate exposures were the Canadian Dollar and the Brazilian Real. A 10% devaluation in the currency exchange rate as of December 31, 2005 in all of Duke Capital’s exposure currencies would result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $30 million to Duke Capital’s Consolidated Statements of Operations. The Consolidated Balance Sheets would be negatively impacted by approximately $550 million currency translation through the cumulative translation adjustment in AOCI.

OTHER ISSUES

Duke Energy Merger with Cinergy.    On May 9, 2005, Duke Energy and Cinergy announced they entered into a definitive merger agreement. Upon consummation of the transaction set forth in the merger agreement, each common share of Cinergy will be converted into 1.56 shares of common stock of a newly-created holding company (to be renamed Duke Energy Holding Corporation) and each common share of Duke Energy will be converted into one share of the holding company. Based on Cinergy shares outstanding at December 31, 2005, the holding company would issue approximately 310 million shares to convert the Cinergy common shares. The merger will be accounted for under the purchase method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock during the period including the two trading days before through the two trading days after May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction would be valued at approximately $9 billion and would result in incremental goodwill to Duke Energy of approximately $4 billion. The merger agreement has been unanimously approved by both companies’ Boards of Directors. Closing of the transaction is currently anticipated in the second quarter of 2006. Completion of the merger is subject to a number of conditions, including the approval of shareholders of both companies and a number of federal and state governmental authorities. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2006. (For further discussion of the status of regulatory filings see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”) The merger agreement contains certain cross-approval provisions whereby Duke Energy and Cinergy are required to continue to operate their businesses in the ordinary course of business and must obtain the other party’s consent prior to making new investments, disposing of businesses, or entering into new debt above specified thresholds, among other provisions. Among other things, the merger agreement contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale”), out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change.

Although Duke Energy and Cinergy believe that the expectation as to timing for the closing of the merger described above is reasonable, no assurances can be given as to the timing of the satisfaction of all closing conditions.

Further information concerning the structure and details of the proposed merger is set forth in Duke Energy’s Current Report on Form 8-K dated May 9, 2005, which includes as exhibits the merger agreement and a joint press release of Duke Energy and Cinergy announcing the execution of the merger agreement. In connection with the merger, a registration statement on Form S-4/A has been filed with the SEC by Duke Energy Holding Corp. (Registration No. 333-126318), containing the definitive joint proxy statement/prospectus.

Energy Policy Act of 2005.    The Energy Policy Act of 2005 was signed into law in August 2005. The legislation directs specified agencies to conduct a significant number of studies on various aspects of the energy industry and to implement other provisions through rulemakings. Among the key provisions, the Energy Policy Act of 2005 repeals the PUHCA of 1935, directs FERC to establish a self-regulating electric reliability organization governed by an independent board with FERC oversight, extends the Price Anderson Act for 20 years (until 2025), provides loan guarantees, standby support and production tax credits for new nuclear reactors, gives FERC enhanced merger approval authority, provides FERC new backstop authority for the siting of certain electric transmission projects, streamlines the processes for approval and permitting of interstate pipelines, and reforms hydropower relicensing. FERC’s enhanced merger authority will not apply to transactions pending with the FERC as of August 8, 2005, such as the anticipated Duke Energy and Cinergy merger, as discussed in Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions.” In late 2005 and early 2006, FERC initiated several rulemakings as directed by the Energy Policy Act of 2005. Duke Capital is currently evaluating these proposals and does not anticipate that these rulemakings will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Global Climate Change.    The United Nations-sponsored Kyoto Protocol, which prescribes specific greenhouse gas emission-reduction targets for developed countries, became effective February 16, 2005. Of the countries where Duke Capital has assets, Canada is presently the only one that has a greenhouse gas reduction obligation under the Kyoto Protocol. That obligation is to reduce average greenhouse gas emissions to 6 percent below their 1990 level over the period 2008 to 2012. The Canadian Government’s strategy for achieving its Kyoto reduction target includes, among other things, an emissions intensity-based greenhouse gas cap-and-trade program for large final emitters (LFE). A final LFE rule could be issued sometime in 2006. If an LFE program is ultimately enacted, then all of Duke Capital’s Canadian operations would likely be subject to the program beginning in 2008, with compliance options ranging from the purchase of greenhouse gas credits to actual emission reductions at the source, or a combination of strategies.

The United States is not a party to the Kyoto Protocol. Instead, the U.S. greenhouse gas policy currently favors voluntary actions, continued research, and technology development over near-term mandatory greenhouse gas reduction requirements. Although several bills have been introduced in Congress that would compel carbon dioxide (CO2) emission reductions, none have advanced through the legislature and presently there are no federal mandatory greenhouse gas reduction requirements. The likelihood of a federally mandated CO2 emissions reduction program being enacted in the near future, or the specific requirements of any such regime, is highly uncertain. Several states have taken legislative or regulatory steps to manage greenhouse gas emissions; none of which will impact Duke Capital’s operations. A number of U.S. states in the Northeast and far West are discussing the enactment of either state-specific or regional programs that could mandate future reductions in greenhouse gas emissions, or otherwise manage those emissions, although the outcome of those state discussions is highly uncertain.

Duke Capital supports the enactment of U.S. federal legislation that would encourage a gradual transition to a lower-carbon-intensive economy. Legislation preferably would be in the form of a federal-level carbon tax or other market based mechanism that provides the policy advantages of a carbon tax approach and also applies to all sectors of the economy. Duke Capital, believing that it is in the best interest of its investors and customers to do so, is actively participating in the evolution of federal policy on this important issue.

Duke Capital’s proactive role in climate change policy debates in the United States does not change the uncertainty around climate change policy. Due to the speculative outlook regarding any U.S. federal and state policies and the uncertainty of the Canadian policy, Duke Capital cannot estimate the potential effect of either nation’s greenhouse gas policy on its future consolidated results of operations, cash flows or financial position. Duke Capital will assess and respond to the potential implications of greenhouse gas policies for its business operations in the United States and Canada if policies become sufficiently developed and certain to support a meaningful assessment.

Hurricane Damage.    Duke Capital continues to assess and monitor damage assessments related to Hurricanes Katrina and Rita in the Gulf Coast. Duke Capital has recorded all losses known to date, and is currently not aware of any additional damages incurred which will have a material adverse impact on its consolidated results of operations, cash flows, or financial position. During 2005, Duke Capital incurred net expenses of approximately $40 million (net of reinsurance receivables) related to Hurricanes Katrina and Rita.

(For additional information on other issues related to Duke Capital, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

New Accounting Standards

The following new accounting standards were issued, but have not yet been adopted by Duke Capital as of December 31, 2005:

SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R).    In December of 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and

supersedes Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123R is January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an acceptable alternative. Instead, Duke Capital will be required to record compensation expense in the Consolidated Statements of Operations for stock options. Under SFAS No. 123R, Duke Energy must determine an appropriate expense for stock options and the transition method to be used effective January 1, 2006. The transition methods include prospective and retroactive adoption options. Both methods record compensation expense for all unvested awards beginning January 1, 2006. Under the retroactive method, prior periods presented are also restated for awards which have vested prior to January 1, 2006.

Duke Energy currently also has retirement eligible employees with outstanding share-based payment awards (restricted stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards is currently expensed over the stated vesting period or until actual retirement occurs. Effective January 1, 2006, Duke Capital will recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

Duke Energy plans to implement SFAS No. 123R using the prospective transition method and currently there are no plans to change the option-pricing model used for share-based compensation awards issued to employees in future periods. SFAS No. 123R, which was adopted by Duke Energy effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Capital in periods subsequent to adoption of SFAS No. 123R will be largely dependent upon the nature of any new share-based compensation awards issued to employees.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107).    On March 29, 2005, the SEC staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Energy has considered the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123R.

FASB Staff Position (FSP) No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”    The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which is effective for Duke Capital beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP No. FAS 115-1 and 124-1 will not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Duke Capital LLC:

We have audited the accompanying consolidated balance sheets of Duke Capital LLC and subsidiaries (Duke Capital) (formerly known as Duke Capital Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duke Capital’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Capital at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, Duke Capital adopted the provisions of Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” as of July 1, 2003. As discussed in Note 1, Duke Capital adopted the provisions of Emerging Issues Task Force No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” as of January 1, 2003.

As discussed in Note 5, Duke Capital realigned certain subsidiaries which resulted in Duke Capital recognizing federal and state tax expense of approximately $1,030 million for the year ended December 31, 2004 to eliminate deferred tax assets at the time of the reorganization.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 27, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2005	2004	2003
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$7,287	$11,472	$9,049
Regulated natural gas and natural gas liquids	3,679	3,276	3,082

Total operating revenues	10,966	14,748	12,131

Operating Expenses
Natural gas and petroleum products purchased	5,812	9,222	7,181
Operation, maintenance and other	2,002	2,051	2,121
Fuel used in electric generation and purchased power	336	370	272
Depreciation and amortization	766	888	925
Property and other taxes	262	231	222
Impairments and other charges	140	64	1,216
Impairment of goodwill	—	—	254

Total operating expenses	9,318	12,826	12,191

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	191	192	84
Gains (Losses) on Sales of Other Assets, net	527	(419)	(203)

Operating Income (Loss)	2,366	1,695	(179)

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	479	154	123
Gains (losses) on sales and impairments of equity method investments	1,225	(4)	279
Other income and expenses, net	81	136	91

Total other income and expenses	1,785	286	493
Interest Expense	775	980	1,021
Minority Interest Expense	538	200	41

Earnings (Loss) From Continuing Operations Before Income Taxes	2,838	801	(748)
Income Tax Expense (Benefit) from Continuing Operations	1,225	760	(306)

Income (Loss) From Continuing Operations	1,613	41	(442)
Loss From Discontinued Operations, net of tax	(939)	(168)	(1,223)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	674	(127)	(1,665)
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(4)	—	(133)

Net Income (Loss)	$670	$(127)	$(1,798)

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$485	$503
Short-term investments	521	1,135
Receivables (net of allowance for doubtful accounts of $106 at December 31, 2005 and $113 at December 31, 2004)	1,920	2,592
Inventory	426	530
Assets held for sale	1,528	40
Unrealized gains on mark-to-market and hedging transactions	41	976
Other	1,529	604

Total current assets	6,450	6,380

Investments and Other Assets
Investments in unconsolidated affiliates	1,931	1,292
Goodwill	3,775	4,148
Notes receivable	138	232
Unrealized gains on mark-to-market and hedging transactions	87	1,359
Assets held for sale	3,597	84
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005 and $15 at December 31, 2004)	1,281	1,128
Other	858	809

Total investments and other assets	11,667	9,052

Property, Plant and Equipment
Cost	19,086	25,862
Less accumulated depreciation and amortization	3,399	5,164

Net property, plant and equipment	15,687	20,698

Regulatory Assets and Deferred Debits	1,216	1,152

Total Assets	$35,020	$37,282

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2005	December 31, 2004
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,778	$1,949
Notes payable and commercial paper	83	68
Taxes accrued	258	238
Interest accrued	155	213
Liabilities associated with assets held for sale	1,488	30
Current maturities of long-term debt	1,394	1,326
Unrealized losses on mark-to-market and hedging transactions	159	832
Other	1,892	1,450

Total current liabilities	7,207	6,106

Long-term Debt	8,790	11,286

Deferred Credits and Other Liabilities
Deferred income taxes	3,188	3,756
Unrealized losses on mark-to-market and hedging transactions	20	932
Liabilities associated with assets held for sale	2,085	14
Other	1,398	1,346

Total deferred credits and other liabilities	6,691	6,048

Commitments and Contingencies

Minority Interests	749	1,486

Member’s Equity
Member’s Equity	10,927	11,307
Accumulated other comprehensive income	656	1,049

Total member’s equity	11,583	12,356

Total Liabilities and Member’s Equity	$35,020	$37,282

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$670	$(127)	$(1,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	774	1,014	1,114
Cumulative effect of change in accounting principle	4	—	133
Gains on sales of investments in commercial and multi-family real estate	(191)	(201)	(103)
Gains on sales of equity investments and other assets	(1,639)	(179)	(107)
Impairment charges	36	194	3,492
Deferred income taxes	(261)	1,145	(688)
Minority Interest	538	195	39
Equity in earnings of unconsolidated affiliates	(479)	(154)	(123)
Contribution to company-sponsored pension plans	(45)	(29)	(13)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	561	202	(93)
Receivables	(190)	(306)	1,008
Inventory	(64)	(41)	(24)
Other current assets	(938)	61	(111)
Increase (decrease) in
Accounts payable	124	(166)	(812)
Taxes accrued	55	340	(32)
Other current liabilities	560	87	(122)
Capital expenditures for residential real estate	(355)	(322)	(196)
Cost of residential real estate sold	294	268	167
Other, assets	1,547	234	11
Other, liabilities	103	41	49

Net cash provided by operating activities	1,104	2,256	1,791

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(997)	(1,035)	(1,374)
Investment expenditures, net of refund	(23)	(25)	(12)
Acquisitions, net of cash acquired	(294)	—	—
Purchases of available-for-sale securities	(31,674)	(55,010)	(25,221)
Proceeds from sales and maturities of available-for-sale securities	31,462	54,537	24,984
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	2,372	1,623	1,883
Proceeds from the sales of commercial and multi-family real estate	372	606	314
Settlement of net investment hedges and other investing derivatives	(321)	—	—
Distributions from equity investments	383	—	—
Other	(64)	36	70

Net cash provided by investing activities	1,216	732	644

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	543	153	216
Payments for the redemption of:
Long-term debt	(840)	(2,815)	(2,182)
Preferred stock of a subsidiary	—	(176)	(38)
Guaranteed preferred beneficial interests in subordinated notes	—	—	(250)
Notes payable and commercial paper	15	11	(1,048)
Distributions to minority interests	(861)	(1,477)	(2,508)
Contributions from minority interests	779	1,277	2,432
Advances (to) from parent	(242)	107	—
Capital contributions from parent	269	—	1,050
Distributions to parent	(2,100)	—	—
Proceeds from Duke Energy Income Fund	110	—	—
Other	(14)	18	(13)

Net cash used in financing activities	(2,341)	(2,902)	(2,341)

Changes in cash and cash equivalents included in assets held for sale	3	39	(55)

Net (decrease) increase in cash and cash equivalents	(18)	125	39
Cash and cash equivalents at beginning of period	503	378	339

Cash and cash equivalents at end of period	$485	$503	$378

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$833	$1,044	$1,051
Cash paid (refunded) for income taxes	$486	$(403)	$(179)
Significant non-cash transactions:
Advances from parent converted to equity	$761	$—	$—
Canadian midstream asset transfer	$97	$—	$—
AFUDC—equity component	$8	$9	$33
Debt retired in connection with disposition of businesses	$—	$840	$—
Note receivable from sale of southeastern plants	$—	$48	$—
Remarketing of senior notes	$—	$1,625	$—

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Paid-in Capital	Retained Earnings	Member’s Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2002	$—	$7,545	$4,695	$—	$(653)	$455	$(14)		$12,028

Net loss	—	—	(1,798)	—	—	—	—		(1,798)
Other Comprehensive Loss
Foreign currency translation adjustments(a)	—	—	—	—	986	—	—		986
Foreign currency translation adjustments reclassified into earnings as a result of the sale of European operations	—	—	—	—	(24)	—	—		(24)
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	113	—		113
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(252)	—		(252)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	(11)		(11)

Total comprehensive loss									(986)
Capital contribution from parent	—	1,050	—	—	—	—	—		1,050
Other captial stock transactions, net	—	(31)	(13)	—	—	—	—		(44)

Balance December 31, 2003	$—	$8,564	$2,884	$—	$309	$316	$(25)		$12,048

Net loss	—	—	—	(127)	—	—	—		(127)
Conversion to Duke Capital LLC(e)	—	(8,564)	(2,884)	11,448	—	—	—		—
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	279	—	—		279
Foreign currency translation adjustments reclassified into earnings as a result of the sale of Asia-Pacific Business	—	—	—	—	(54)	—	—		(54)
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	300	—		300
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(80)	—		(80)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	4		4

Total comprehensive income									322
Other, net	—	—	—	(14)	—	—	—		(14)

Balance December 31, 2004	$—	$—	$—	$11,307	$534	$536	$(21)		$12,356

Net income	—	—	—	670	—	—	—		670
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	245	—	—		245
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	412	—		412
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(1,027)	—		(1,027)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	(40)		(40)
Other (f)	—	—	—	—	—	—	—	17	17

Total comprehensive income									277
Capital contribution from parent		—	—	269					269
Distributions to parent	—	—	—	(2,100)	—	—	—	—	(2,100)
Advances from parent converted to equity	—	—	—	761	—	—	—	—	761
Other, net	—	—	—	20	—	—	—		20

Balance December 31, 2005	$—	$—	$—	$10,927	$779	$(79)	$(61)	$17	$11,583

(a)	Foreign currency translation adjustments, net of $114 tax benefit in 2003.
(b)	Net unrealized gains on cash flow hedges, net of $234 tax expense in 2005, $180 tax expense in 2004, and $56 tax expense in 2003.
(c)	Reclassification into earnings from cash flow hedges, net of $584 tax benefit in 2005, $48 tax benefit in 2004, and $133 tax benefit in 2003. Reclassification into earnings from cash flow hedges for the year ended December 31, 2005, is due primarily to the recognition of Duke Energy North America’s (DENA’s) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the plan to sell or otherwise dispose of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 7 and 12).
(d)	Minimum pension liability adjustment, net of $27 tax benefit in 2005, $2 tax expense in 2004, and $6 tax benefit in 2003.
(e)	See Note 1 to Consolidated Financial Statements.
(f)	Net of $10 tax expense in 2005.

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

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

Effective July 1, 2005, Duke Capital has deconsolidated Duke Energy Field Services, LLC (DEFS) due to a reduction in ownership and its inability to exercise control over DEFS (see Note 2). DEFS has been subsequently accounted for as an equity method investment.

Use of Estimates.    To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications and Revisions.    In 2005, Duke Capital recorded prior period reclassifications of management fees charged to an unconsolidated affiliate of Duke Capital (see Note 10).

In 2005, Duke Capital recorded a prior period reclassification adjustment of approximately $300 million related to removal costs for property within the natural gas operations. The impact of this adjustment on the Consolidated Balance Sheet as of December 31, 2004 was a decrease in accumulated depreciation and a corresponding increase in regulatory liabilities, which are included in Other within Deferred Credits and Other Liabilities.

Certain other prior period amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents.    All highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

Short-term Investments.    Duke Capital actively invests a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and tax-exempt money market preferred securities. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As Duke Capital intends to sell these instruments within one year or less, generally within 30 days from the balance sheet date, they are classified as current assets. Duke Capital has classified all short-term investments that are debt securities as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115), and they are carried at fair market value. Investments in money-market preferred securities that do not have stated redemptions are accounted for at their

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

cost, as the carrying values approximate market values due to their short-term maturities and no credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings as incurred. Purchases and sales of available-for-sale securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows.

Inventory.    Inventory consists primarily of materials and supplies and natural gas held in storage for transmission, processing and sales commitments. This inventory is recorded at the lower of cost or market value, primarily using the average cost method. At December 31, 2004, inventory contained $46 million of natural gas liquid (NGL) products related to DEFS, which was deconsolidated effective July 1, 2005.

Components of Inventory

	December 31,
	2005	2004
	(in millions)
Materials and supplies	$130	$144
Natural gas	269	312
Petroleum products	27	74

Total inventory	$426	$530

Accounting for Risk Management and Hedging Activities and Financial Instruments.    Duke Capital uses a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities and its trading activities, including forward contracts, futures, swaps, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to net investment hedges and other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to net investment hedges and derivatives related to other investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Effective January 1, 2003, in connection with the implementation of the remaining provisions of Emerging Issues Task Force (EITF) 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03), Duke Capital designated all energy commodity derivatives as either trading or non-trading. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of the Duke Capital’s physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Duke Capital Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, NGL, and Other
Non-trading derivatives:
Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item
Fair value hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item
Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding income statement category based on commodity type
Undesignated	Mark-to-market(a)	Net basis in the related income statement category for interest rate, currency and commodity derivatives

(a)	An accounting term used by Duke Capital to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations, with the exception of Union Gas Limited’s (Union Gas) regulated business, which is recognized as a regulatory asset or liability. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Capital’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Capital to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Capital’s application of this term could differ from that of other companies.

Where Duke Capital’s derivative instruments are subject to a master netting agreement and the criteria of the Financial Accounting Standards Board (FASB) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of Accounting Principles Board (APB) Opinion No. 10 and FASB Statement No. 105” (FIN 39), are met, Duke Capital presents its derivative assets and liabilities, and accompanying receivables and payables, on a net basis in the accompanying Consolidated Balance Sheets.

Cash Flow and Fair Value Hedges.    Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, Duke Capital provides formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and on a quarterly

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

basis Duke Capital formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Capital documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Member’s Equity and Comprehensive Income (Loss) as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged transaction. Duke Capital discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market Model of Accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

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

Normal Purchases and Normal Sales.    From July 1, 2001 through June 30, 2003, Duke Capital applied the normal purchase and normal sale scope exception in Derivative Implementation Group (DIG) Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” to certain forward sale contracts to deliver electricity. In connection with the adoption of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003, Duke Capital has elected to designate the majority of all forward contracts to sell power entered into after July 1, 2003 as cash flow hedges. Certain remaining contracts that were being accounted for under the normal purchases and normal sales exception under SFAS No. 133 as of June 30, 2003 continue to be accounted for under the normal purchases and normal sales exception as long as the requirements for applying the exception are met. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the MTM Model unless immediately designated as a cash flow or fair value hedge.

As a result of the September 2005 decision to pursue the sale or other disposition of substantially all of Duke Energy North America’s (DENA’s) remaining physical and commercial assets outside the Midwestern United States, DENA discontinued hedge accounting for forward natural gas and power contracts accounted for as cash flow hedges and disqualified other forward power contracts previously designated under the normal purchases normal sales exception effective September 2005.

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

Goodwill.    Duke Capital evaluates goodwill for potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under this provision, goodwill is subject to an annual test for impairment. Duke Capital has designated August 31 as the date it performs the annual review for

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

goodwill impairment for its reporting units. Under the provisions of SFAS No. 142, Duke Capital performs the annual review for goodwill impairment at the reporting unit level, which Duke Capital has determined to be an operating segment or one level below.

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the implied fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Duke Capital uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Capital incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts.

Other Long-term Investments.    Other long-term investments, primarily the captive insurance investment portfolio, are classified as available-for-sale securities as management does not have the intent or ability to hold the securities to maturity, nor are they bought and held principally for selling them in the near term. The securities are reported at fair value on Duke Capital’s Consolidated Balance Sheets. Unrealized holding gains and losses, net of tax, on all available-for-sale securities are reflected in AOCI in Duke Capital’s Consolidated Balance Sheets until they are realized and reflected in net income. Cash flows from purchases and sales of long-term investments are presented on a gross basis within investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Property, Plant and Equipment.    Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or the fair value, if impaired. Duke Capital capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 3.60% for 2005, 3.84% for 2004 and 3.62% for 2003. Also, see “Allowance for Funds Used During Construction (AFUDC),” discussed below.

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

Duke Capital recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Duke Capital. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. The implementation of FIN 47 did not have a material impact on the balance sheet or income statement of Duke Capital.

Investments in Residential, Commercial, and Multi-Family Real Estate.    Investments in residential, commercial and multi-family real estate are carried at cost, net of any related depreciation, except for any properties meeting the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), to be presented as Assets Held for Sale in the Consolidated Balance Sheets. Proceeds from sales of residential properties are presented within Operating Revenues and the cost of properties sold are included in Operation, Maintenance and Other in the Consolidated Statements of Operations. Cash flows related to the acquisition, development and disposal of residential properties are included in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. Gains and losses on sales of commercial and multi-family properties as well as “legacy” land sales are presented as such in the Consolidated Statements of Operations, and cash flows related to these activities are included in Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations.    Duke Capital evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

Duke Capital uses the criteria in SFAS No. 144 to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Capital does not retrospectively adjust prior period balance sheets to conform to current year presentation.

Duke Capital uses the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Capital that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Capital must not have significant continuing involvement in the operations after the disposal (i.e. Duke Capital must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

eliminated from Duke Capital’s ongoing operations (i.e. Duke Capital does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Charges in the Consolidated Statements of Operations.

Captive Insurance Reserves.    Duke Capital has captive insurance subsidiaries which provide insurance coverage to Duke Capital entities as well as certain third parties, on a limited basis, for various business risks and losses, such as workers compensation, property, business interruption and general liability. Liabilities include provisions for estimated losses incurred, but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience. Intercompany balances and transactions are eliminated in consolidation.

Duke Capital’s captive insurance entities also have reinsurance coverage, which provides reimbursement to Duke Capital for certain losses above a per incident and/or aggregate retention. Duke Capital’s captive insurance entities also have an aggregate stop-loss insurance coverage, which provides reimbursement from third parties to Duke Capital for its paid losses above certain per line of coverage aggregate amounts during a policy year. Duke Capital recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance and stop-loss insurance coverage once realization of the receivable is deemed probable by its captive insurance companies.

During 2004, Duke Capital eliminated intercompany reserves at its captive insurance subsidiaries of approximately $59 million which was a correction of an immaterial accounting error related to prior periods. In addition, a $12 million pre-tax correction of an accounting error related to prior years was recorded. This correction was due to the recognition of reserves at Bison Insurance Company Limited (Bison) for reinsurance policies which have certain retrospective rating provisions.

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

Environmental Expenditures.    Duke Capital expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Cost-Based Regulation.    Duke Capital accounts for certain of its regulated operations under the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Capital records assets

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Capital periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 4.)

Guarantees.    Duke Capital accounts for guarantees and related contracts, for which it is the guarantor, under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Duke Capital recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee. Fair value is estimated using a probability-weighted approach. Duke Capital reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts is accounted for and recognized in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5).

Duke Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Capital’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction.

Stock-Based Compensation.    Certain employees of Duke Capital participate in Duke Energy’s stock compensation plans. Through December 31, 2005, Duke Energy accounted for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and certain stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. Other stock-based performance awards are recorded over the vesting period as compensation cost, and are adjusted for increases and decreases in market value up to the measurement date. Compensation expense for awards with pro-rata vesting is recognized in accordance with FASB Interpretation No 28 (FIN 28), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following table shows what net income (loss) would have been for Duke Capital, if Duke Energy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123),” to all stock-based compensation awards.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Pro Forma Stock-Based Compensation

	For the years ended December 31,
	2005	2004	2003
	(in millions)
Net Income (loss), as reported	$670	$(127)	$(1,798)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	24	14	6
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(26)	(22)	(26)

Pro forma net income (loss), net of related tax effects	$668	$(135)	$(1,818)

Effective January 1, 2006, Duke Energy adopted the provisions of SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS No. 123R). See “New Accounting Standards” below for impact of adoption.

Revenue Recognition.    Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products, primarily at Natural Gas Transmission and Field Services (prior to deconsolidation on July 1, 2005), are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered, but not yet billed, are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actuals and estimates are immaterial.

Crescent LLC (Crescent) sells residential developed lots in North Carolina, South Carolina, Georgia, Florida, Texas and Arizona. Crescent recognizes revenues from the sale of residential developed lots at closing. Profit is recognized under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs are allocated to land sold based on relative sales values. Crescent recognizes revenues from commercial and multi-family project sales at closing, or later using a deferral method when the criteria for sale accounting have not been met at closing. Profit is recognized based on the difference between the sales price and the carrying cost of the project. Crescent develops and sells condominium units in Florida, and revenue is recognized under the percentage-of-completion method.

AFUDC.    AFUDC, recorded in accordance with SFAS No. 71, represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment Cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Capital is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $17 million in 2005, which consisted of an after-tax equity component of $8 million and a before-tax interest expense component of $9 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $17 million in 2004, which consisted of an after-tax equity component of $9 million and a before-tax interest expense component of $8 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $54 million in 2003, which consisted of an after-tax equity component of $33 million and a before-tax interest expense component of $21 million.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Emission Allowances.    Duke Capital accounts for emission allowances in the Consolidated Balance Sheets as intangible assets, which are included in Other within Investments and Other Assets in the accompanying Consolidated Balance Sheets. Emission allowances are initially recorded on a historical cost basis. The cost of emission allowances is charged to income as the allowances are used. Cash flows associated with emission allowances are presented as investing activities within the Consolidated Statements of Cash Flows.

Segment Reporting.    SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Capital’s defined business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the company’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Capital’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Distributions from Equity Investees.    Duke Capital considers dividends received from equity investees which do not exceed cumulative equity in earnings subsequent to the date of investment a return on investment and classifies these amounts as operating activities within the accompanying Consolidated Statements of Cash Flows. Cumulative dividends received in excess of cumulative equity in earnings subsequent to the date of investment are considered a return of investment and are classified as investing activities within the accompanying Consolidated Statements of Cash Flows.

Cumulative Effect of Changes in Accounting Principles.    As of December 31, 2005, Duke Capital adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Duke Capital recorded a net-of-tax cumulative effect adjustment of approximately $4 million.

As of January 1, 2003, Duke Capital adopted the remaining provisions of EITF 02-03 and SFAS No. 143. In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $133 million as a reduction in earnings.

In October 2002, the EITF reached a final consensus on EITF 02-03. Primarily, the final consensus provided for (1) the rescission of the consensus reached on EITF 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” (2) the reporting of gains and losses on all derivative instruments considered to be held for trading purposes to be shown on a net basis in the income statement, and (3) gains and losses on non-derivative energy trading contracts to be similarly presented on a gross or net basis, in connection with the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

As a result of the consensus on EITF 02-03, Duke Capital recorded a cumulative effect adjustment of $123 million (net of tax and minority interest) in the first quarter 2003 as a reduction to earnings. The recorded value on January 1, 2003 of all non-derivative energy trading contracts that existed on October 25, 2002 were written-off and inventories that were recorded at fair values were adjusted to historical cost.

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

New Accounting Standards.    The following new accounting standards were adopted by Duke Capital during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153).    In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47).    In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Capital as of December 31, 2005. See Note 6.

FASB Staff Position (FSP) No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (FSP No. APB 18-1).    In July of 2005, the FASB staff issued FSP No. APB 18-1 which provides guidance for how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB Opinion No. 18), requires a transaction of an equity method investee of a capital nature be accounted for as if the investee were a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP No. APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP No. APB 18-1 was effective for Duke Capital beginning October 1, 2005. The adoption of FSP No. APB 18-1 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Capital during the year ended December 31, 2004 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).    In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (FIN 46R), which supersedes and amends the provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance and additional scope exceptions, and incorporates FASB Staff Positions related to the application of FIN 46.

The provisions of FIN 46 applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003, while the provisions of FIN 46R were required to be applied to those entities, except for special purpose entities, by the end of the first reporting period ending after March 15,

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Duke Capital has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003, which require consolidation or disclosure under FIN 46R. Under the provisions of FIN 46R, effective March 31, 2004, Duke Capital has consolidated certain non-special purpose operating entities, previously accounted for under the equity method of accounting. These entities, which are substantive entities, had an immaterial amount of total assets as of December 31, 2005 and approximately $230 million as of December 31, 2004. In addition, as of December 31, 2005 and 2004, Duke Capital has recorded Net Property, Plant and Equipment of $109 million and $112 million, respectively, and Long-term Debt of $173 million and $168 million, respectively, on the Consolidated Balance Sheets, associated with a variable interest entity that is consolidated by Duke Capital. Duke Capital leases a natural gas processing plant from this entity, and retains all rights and obligations associated with the operations of this plant. This variable interest entity was consolidated on Duke Capital’s Consolidated Financial Statements prior to March 31, 2004 (the effective date of FIN 46R) primarily due to Duke Capital’s guarantee of the residual value of the assets. The impact of consolidating these entities on Duke Capital’s consolidated financial statements was not material.

Various changes and clarifications to the provisions of FIN 46 have been made by the FASB since its original issuance in January 2003. While not anticipated at this time, any additional clarifying guidance or further changes to these complex rules could have an impact on Duke Capital’s Consolidated Financial Statements.

SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R).    In December 2003, the FASB revised the provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” to include additional disclosures related to defined-benefit pension plans and other defined-benefit post-retirement plans, such as the following:

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

period disclosures applied beginning with the quarter ended March 31, 2004, except for the disclosure provisions of estimated future benefit payments which were effective for Duke Capital for the year ended December 31, 2004. (See Note 19 for the additional related disclosures).

FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. FAS 106-2).    In May 2004, the FASB staff issued FSP No. FAS 106-2, which superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Modernization Act). The Modernization Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that include prescription drug benefits. FSP No. FAS 106-2 requires a sponsor to determine if its prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D as of the date of enactment of the Modernization Act, and if it is therefore entitled to receive the subsidy. If a sponsor determines that its prescription drug benefits are actuarially equivalent to the Medicare Part D benefit, the sponsor should recognize the expected subsidy in the measurement of the accumulated postretirement benefit obligation (APBO) under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Any resulting reduction in the APBO is to be accounted for as an actuarial experience gain. The subsidy’s reduction, if any, of the sponsor’s share of future costs under its prescription drug plan is to be reflected in current-period service cost.

The provisions of FSP No. FAS 106-2 were effective for the first interim period beginning after June 15, 2004. Duke Capital adopted FSP No. FAS 106-2 retroactively to the date of enactment of the Modernization Act, December 8, 2003, as allowed by the FSP.

FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP No. FAS 109-1).    On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). As such, for Duke Capital, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the periods in which the deductions are claimed on the tax returns. For the year ended December 31, 2005, Duke Capital recognized a benefit of approximately $3 million relating to the deduction from qualified domestic activities.

FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. FAS 109-2).    In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. Although the deduction is subject to a number of limitations and some uncertainty remains as to how to interpret numerous provisions in the Act, Duke Capital believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, Duke Capital has repatriated approximately $500 million in extraordinary dividends, as defined in the Act, and accordingly has recorded a corresponding tax liability of $39 million as of December 31, 2005. However,

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Duke Capital has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result primarily from undistributed earnings of approximately $290 million as of December 31, 2005, which Duke Capital intends to reinvest indefinitely. Determination of the deferred tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The following new accounting standards were issued, but have not yet been adopted by Duke Capital as of December 31, 2005:

SFAS No. 123R.    In December of 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123R is January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an acceptable alternative. Instead, Duke Capital will be required to record compensation expense in the Consolidated Statements of Operations for stock options. Under SFAS No. 123R, Duke Energy must determine an appropriate expense for stock options and the transition method to be used effective January 1, 2006. The transition methods include prospective and retroactive adoption options. Both methods record compensation expense for all unvested awards beginning January 1, 2006. Under the retroactive method, prior periods presented are also restated for awards which have vested prior to January 1, 2006.

Duke Energy currently also has retirement eligible employees with outstanding share-based payment awards (restricted stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards is currently expensed over the stated vesting period or until actual retirement occurs. Effective January 1, 2006, Duke Capital will recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

Duke Energy plans to implement SFAS No. 123R using the prospective transition method and currently there are no plans to change the option-pricing model used for share-based compensation awards issued to employees in future periods. SFAS No. 123R, which was adopted by Duke Energy effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Capital in periods subsequent to adoption of SFAS No. 123R will be largely dependent upon the nature of any new share-based compensation awards issued to employees.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107).    On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Energy is currently in the process of implementing SFAS No. 123R, effective as of January 1, 2006, and will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123R.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”    The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005 which is effective for Duke Capital beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The adoption of FSP No. FAS 115-1 and 124-1 will not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

2. Acquisitions and Dispositions

Acquisitions.    Duke Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (EITF 98-3), is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on known contingencies existing at the date of acquisition becomes available within one year after the acquisition, and longer for certain income tax items.

On May 9, 2005, Duke Energy and Cinergy Corp. (Cinergy) announced they entered into a definitive merger agreement. Upon consummation of the transaction set forth in the merger agreement, each common share of Cinergy will be converted into 1.56 shares of common stock of a newly-created holding company (to be renamed Duke Energy Corporation) and each common share of Duke Energy will be converted into one share of the holding company. Based on Cinergy shares outstanding at December 31, 2005, the holding company would issue approximately 310 million shares to convert the Cinergy common shares. The merger will be accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ Boards of Directors. Closing of the transaction is currently anticipated for the second quarter of 2006. Completion of the merger is subject to a number of conditions. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2006. See further discussion of regulatory filings in Note 4. The merger agreement contains certain cross-approval provisions whereby Duke Energy and Cinergy are required to continue to operate their businesses in the ordinary course of business and must obtain the other party’s consent prior to making new investments, disposing of businesses, or entering into new debt above specified thresholds, among other provisions. Among other things, the merger agreement contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12), out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change.

In August 2005, Natural Gas Transmission acquired natural gas storage and pipeline assets in Southwest Virginia and an additional 50% interest in Saltville Gas Storage LLC (Saltville Storage) from units of AGL Resources for approximately $62 million. This transaction increased Natural Gas Transmission’s ownership percentage of Saltville Storage to 100%. No goodwill was recorded as a result of this acquisition.

In August 2005, Natural Gas Transmission acquired the Empress System natural gas processing and NGL marketing business from ConocoPhillips for approximately $230 million as part of the Field Services ConocoPhillips transaction discussed further in the Dispositions section below. No goodwill was recorded as a result of this acquisition.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In the second quarter of 2005, United Bridgeport Energy LLC (UBE), the owner of a 33 1/3% interest in Bridgeport Energy LLC (Bridgeport), exercised its “put right” requiring DENA to purchase UBE’s interest in Bridgeport as provided for in the LLC Agreement. DENA and UBE have finalized a settlement for the purchase price of UBE’s ownership interest. This settlement will not have a material adverse effect on Duke Capital’s future consolidated results of operations, cash flows or financial position. Upon closing of this transaction, DENA will own 100% of Bridgeport. The assets and liabilities of Bridgeport have been classified as Assets Held for Sale in the accompanying Consolidated Balance Sheet as of December 31, 2005, and will be included as part of DENA’s power generation assets to be sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 12).

In the second quarter of 2004, Field Services acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price of approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities. As the acquired assets were not considered businesses under the guidance in EITF 98-3, no goodwill was recognized in connection with this transaction.

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

The pro forma results of operations for Duke Capital as if those acquisitions which closed prior to December 31, 2005 occurred as of the beginning of the periods presented do not materially differ from reported results.

Dispositions.    For the year ended December 31, 2005, the sale of other assets, businesses and equity investments resulted in approximately $2.3 billion in proceeds, pre-tax gains of $527 million recorded in Gains (Losses) on Sales of Other Assets, net, on the accompanying Consolidated Statements of Operations and pre-tax gains of $1,225 million recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments on the accompanying Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 12, and commercial and multi-family real estate sales by Crescent which are discussed separately below. Significant sales of other assets and equity investments during 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which were recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Minority Interest Expense of $343 million was recorded in the accompanying Consolidated Statements of Operations to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of TEPPCO GP.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Additionally, in July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips, Duke Capital’s co-equity owner in DEFS, to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction), which results in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. Duke Capital has received, directly and indirectly through its ownership interest in DEFS, a total of approximately $1.1 billion from ConocoPhillips and DEFS, consisting of approximately $1.0 billion in cash and approximately $0.1 billion of assets. The DEFS disposition transaction resulted in a pre-tax gain of approximately $575 million, which was recorded in Gains (Losses) on Sales of Other Assets, net, in the accompanying Consolidated Statements of Operations. The DEFS disposition transaction includes the transfer to Duke Capital of DEFS’ Canadian natural gas gathering and processing facilities. Additionally, the DEFS disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DEFS disposition transaction, effective on July 1, 2005, DEFS is no longer consolidated into Duke Capital’s consolidated financial statements and is accounted for by Duke Capital as an equity method investment. See Note 7 for the impacts of this transaction on certain cash flow hedges. The Canadian natural gas gathering and processing facilities and the Empress System are included in the Natural Gas Transmission segment.

•	In December 2005, the Duke Energy Income Fund (Income Fund), a Canadian income trust fund, was created to acquire all of the common shares of Duke Capital Midstream Services Canada Corporation (Duke Midstream) from a subsidiary of Duke Capital. The Income Fund sold an approximate 40% ownership interest in Duke Midstream for approximately $110 million, which was included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing activities on the Consolidated Statements of Cash Flows. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. Duke Capital retains an ownership interest in the Income Fund of approximately 58% and will continue to operate and manage this business. Duke Capital continues to consolidate the results of this business.

•	In December 2005, DENA recorded a $75 million charge related to the termination of structured power contracts in the Southeast, which was recorded in Gains (Losses) on Sales of Other Assets, net on the accompanying Consolidated Statements of Operations.

For the year ended December 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $372 million of proceeds and $191 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales included a large land sale in Lancaster County, South Carolina that resulted in $42 million of pre-tax gains, and several other “legacy” land sales. Additionally, Crescent had $45 million in pre-tax income related to a distribution from an interest in a portfolio of commercial office buildings which was recognized in Other Income and Expenses, net, in the accompanying Consolidated Statements of Operations.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

For the year ended December 31, 2004, the sale of other assets and businesses (which excludes assets held for sale as of December 31, 2004 and discontinued operations, both of which are discussed in Note 12, and sales by Crescent which are discussed separately below) resulted in approximately $711 million in cash proceeds plus a $48 million note receivable from the buyers, and net pre-tax losses of $419 million recorded in Gains (Losses) on Sales of Other Assets, net and pre-tax losses of $4 million recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. Gains (Losses) on Sales and Impairments of Equity Method Investments included a $23 million impairment charge, which is discussed in Note 11. Significant sales of other assets in 2004 are detailed as follows:

•	Natural Gas Transmission’s asset sales totaled $25 million in net proceeds. Those sales resulted in total pre-tax gains of approximately $33 million, of which $17 million was recorded in Gains (Losses) on Sales of Other Assets, net and $16 million was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included the sale of storage gas related to the Canadian distribution operations, the sale of Natural Gas Transmission’s interest in the Millennium Pipeline, and the sale of land.

•	Field Services asset sales totaled $13 million in net proceeds. Those sales resulted in gains of $2 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. These sales consisted of multiple small sales.

•	DENA’s asset sales totaled approximately $572 million in net proceeds and a $48 million note receivable. Those sales resulted in pre-tax losses of $427 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included:

•	DENA’s eight natural gas-fired merchant power plants in the Southeastern United States: Hot Spring (Arkansas); Murray and Sandersville (Georgia); Marshall (Kentucky); Hinds, Southaven, Enterprise and New Albany (Mississippi); and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital decided to sell the Southeast Plants in 2003, and recorded an impairment charge of $1.3 billion in 2003 since the assets’ carrying values exceeded their estimated fair values (see Note 11). The sale of those assets to KGen Partners LLC (KGen) obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a pre-tax loss of approximately $360 million recorded in Gains (Losses) on Sales of Other Assets, net in the 2004 Consolidated Statement of Operations. Nearly all of the loss was recognized in the first quarter of 2004 to reduce the assets’ carrying values to their estimated fair values, and approximately $4 million of the loss was recognized in the third quarter of 2004 upon closing. The fair value of the plants used for recording the loss in the first quarter was based on the sales price of approximately $475 million, as announced on May 4, 2004. The actual sales price consisted of $420 million of cash and a $48 million note receivable from KGen, which bears variable interest at the London Interbank Offered Rate (LIBOR) plus 13.625% per annum, compounded quarterly. The note is secured by a fourth lien on (i) substantially all of KGen’s assets and (ii) stock of KGen LLC (KGen’s owner), each subject to certain permitted liens and a first lien on cash in certain KGen accounts. The note was repaid in full during 2005.

Duke Capital retained certain guarantees related to the sold assets. In conjunction with the sale, Duke Capital arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from one of the plants to Georgia Power. Duke Capital is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Capital for any payments made by it under the letter of credit, as well as expenses incurred by Duke Capital in connection with the letter of credit. DENA

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

will continue to provide services under a long-term operating agreement for one of the plants. As a result of DENA’s significant continuing involvement in the operations of the plants, this transaction did not qualify for discontinued operations presentation, as prescribed by SFAS No. 144. However, this continuing involvement did not prohibit sale accounting under SFAS No. 66, “Accounting for Sales of Real Estate.”

•	Some Duke Energy Trading and Marketing, LLC (DETM) contracts. DETM held a net liability position in those contracts and, as part of the sale, DETM paid a third party net cash payments of $99 million related to the sale of these assets which are included in Cash Flows from Operating Activities. This resulted in a net loss of $65 million recorded in Gains (Losses) on Sales of Other Assets, net in the 2004 Consolidated Statement of Operations.

•	International Energy completed the sale of its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V. (Cantarell) a nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico on September 8, 2004. The sale resulted in $60 million in net proceeds and an approximate $2 million pre-tax gain recorded to Gains (Losses) on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. A $13 million non-cash charge to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations, related to a note receivable from Cantarell, was recorded in the first quarter of 2004.

•	Additional asset and business sales in 2004 totaled $41 million in net proceeds. Those sales resulted in net pre-tax losses of $10 million, of which a $11 million loss was recorded in Gains (Losses) on Sales of Other Assets, net and a $1 million gain was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included Duke Energy Royal LLC’s interest in six energy service agreements and DukeSolutions Huntington Beach, LLC.

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

The sale of other assets and businesses for approximately $1,110 million in proceeds plus the assumption of $70 million of debt by the buyers for 2003 resulted in net losses of $203 million recorded in Gains (Losses) on Sales of Other Assets, net on the Consolidated Statements of Operations, and gains of $279 million recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2003 (other than discontinued operations as presented in Note 12) are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets and businesses totaled $610 million in proceeds, and the assumption of $70 million of debt by the buyers. Those sales resulted in gains of $90 million which were recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations, and gains of $7 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included the sale of its remaining limited partnership interests in Northern Border Partners L.P.; the sale of its investments in the Alliance Pipeline and the associated Aux Sable NGL plant, Foothills Pipe Lines Ltd., and Vector Pipeline LP (Vector); the sale of Pacific Northern Gas Ltd., and the sale of two office buildings.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

•	Field Services sales of assets totaled $141 million in proceeds. Those sales resulted in gains of $11 million which were recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included Field Services’ Class B units of TEPPCO Partners, L.P.

•	DENA’s asset sales totaled $372 million in proceeds. The sale of DENA’s 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel) resulted in a gain of $178 million, which was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations.

•	Impairment charges and net losses on sales, primarily related to the sale of DETM contracts, resulted in a net loss of $124 million, which was recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairment charges and losses on the DETM contracts resulted from DENA’s decision to wind-down DETM’s operations. As a result, DENA and Exxon Mobil, its partner, are executing a reduction of DETM business in scope and scale and soliciting interest from selected parties for a significant portion of DETM’s contract portfolio. The ultimate financial impact to DENA of the reduction in the scope and sale of DETM and related liquidation of its contract portfolio cannot be reasonably estimated. However, it is possible that DENA will incur additional losses as a result of liquidating the DETM contracts.

•	Some turbines and surplus equipment. This sale was anticipated in 2003 and therefore a loss of $66 million was recorded in Gains (Losses) on Sales of Other Assets, net in the 2003 Consolidated Statement of Operations.

•	A 25% undivided interest in DENA’s Vermillion facility. This sale was anticipated in 2003 and therefore losses of $18 million were recorded in Gains (Losses) on Sales of Other Assets, net in the 2003 Consolidated Statement of Operations. Duke Capital still owns the remaining 75% interest in the Vermillion facility.

3. Business Segments

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Except for DENA all of the Duke Capital business units are considered reportable segments under SFAS No. 131. Prior to the September, 2005 announcement of the exiting of the majority of DENA’s businesses (see below), DENA’s operations were considered a separate reportable segment. There is no aggregation within Duke Capital’s defined business segments.

Natural Gas Transmission provides transportation and storage of natural gas for customers along the U.S. East Coast, the Southeast, and in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, natural gas processing services to customers in Western Canada and other energy related services. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission, LLC. Duke Energy Gas Transmission, LLC’s natural gas transmission and storage operations in the U.S. are primarily subject to the FERC’s and the U.S. Department of Transportation’s (DOT’s) rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are primarily subject to the rules and regulations of the National Energy Board (NEB) and the Ontario Energy Board (OEB). Prior period segment results for Natural Gas Transmission have been retrospectively adjusted to include the results of operations of the McMahon facility and the Canadian gathering and processing facilities transferred to Natural Gas Transmission from DENA and Field Services, respectively, during 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Field Services gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, trades and markets, and stores NGLS. It conducts operations primarily through DEFS, which is owned 50 percent by ConocoPhillips and 50 percent by Duke Capital. Field Services gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian Basin, Mid-Continent, ArklaTex, Gulf Coast, South, Central and the Rocky Mountains.

In February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Duke Capital sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP, an unrelated third party. As a result of the DEFS disposition transaction discussed in Note 2, Duke Capital deconsolidated its investment in DEFS effective July 1, 2005 and subsequently has accounted for it as an investment utilizing the equity method of accounting. In connection with the DEFS disposition transaction, DEFS transferred its Canadian natural gas gathering and processing facilities to Duke Capital’s Natural Gas Transmission segment. Prior period segment results for Field Services have been retrospectively adjusted to exclude the results of operations of these Canadian gathering and processing facilities, while prior period segment results for Natural Gas Transmission have been retrospectively adjusted to include the results of operations of these Canadian gathering and processing facilities.

DENA operates and manages power plants and markets electric power and natural gas related to these plants and other contractual positions. DENA conducts business throughout the U.S. and Canada through Duke Energy North America, LLC and its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. DENA also participates in DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Management intends to transfer DENA’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities to Cinergy, as the anticipated merger with Cinergy is expected to provide a sustainable business model for those assets (see Note 2 and Note 4 for further details on Duke Energy’s anticipated Cinergy merger). The exit plan is expected to be completed by the end of the second quarter of 2006. In addition, management will continue to wind down the limited remaining operations of DETM. As a result of this exit plan, DENA’s continuing operations (which include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, and the remaining operations of DETM) have been reclassified to Other in 2005. Additionally, in connection with this exit plan, DENA transferred its 50% investment in the McMahon facility in British Columbia, Canada to Natural Gas Transmission. For the year ended December 31, 2005, the inclusion of DENA’s continuing operations increased Other’s segment losses by approximately $173 million. DENA’s continuing operations for periods prior to 2005 are included as a component of DENA’s segment earnings. The results of operations for most of DENA’s businesses which Duke Capital will be exiting have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all years presented.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The remainder of Duke Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes DENA’s continuing operations (beginning in 2005, as discussed above), certain unallocated corporate costs, certain discontinued hedges, DukeNet, Bison, Duke Capital’s wholly owned, captive insurance subsidiary and Duke Capital’s 50% interest in D/FD. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Duke Capital’s wholly owned captive insurance subsidiary’s principal activities include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Capital. This subsidiary also participates in reinsurance activities with certain third parties, on a limited basis. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation (Fluor). During 2003, Duke Capital and Fluor announced that they would dissolve D/FD and adopted a plan for an orderly wind-down of the D/FD business. The wind-down has been substantially completed as of December 31, 2005 and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide.

During 2003, Duke Capital decided to exit the merchant finance business conducted by Duke Capital Partners, LLC (DCP). DCP had been previously included in Other. At December 31, 2005, Duke Capital had exited the merchant finance business, and all of the results of operations for DCP have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

During the first quarter of 2005, Duke Capital discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 7 for further discussion.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Capital, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings (Loss) from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2005
Natural Gas Transmission	$3,955	$100	$4,055	$1,388	$458	$930	$18,692
Field Services(f)	5,391	139	5,530	1,946	143	86	1,423
DENA(e)	—	—	—	—	—	4	7,300
International Energy	745	—	745	314	64	23	3,163
Crescent(c)	495	—	495	314	1	599	1,541

Total reportable segments	10,586	239	10,825	3,962	666	1,642	32,119
Other(e)	380	(82)	298	(408)	100	27	3,667
Eliminations and reclassifications	—	(157)	(157)	—	—	—	(766)
Interest expense	—	—	—	(775)	—	—	—
Interest income and other(d)	—	—	—	59	—	—	—

Total consolidated	$10,966	$—	$10,966	$2,838	$766	$1,669	$35,020

Year Ended December 31, 2004
Natural Gas Transmission	$3,238	$113	$3,351	$1,329	$431	$544	$17,798
Field Services(f)	10,035	9	10,044	367	285	202	6,461
DENA(e)	120	53	173	(585)	72	22	7,285
International Energy	619	—	619	222	58	28	3,329
Crescent(c)	437	—	437	240	2	568	1,315

Total reportable segments	14,449	175	14,624	1,573	848	1,364	36,188
Other	299	64	363	116	40	18	1,142
Eliminations and reclassifications	—	(239)	(239)	—	—	—	(48)
Interest expense	—	—	—	(980)	—	—	—
Interest income and other(d)	—	—	—	92	—	—	—

Total consolidated	$14,748	$—	$14,748	$801	$888	$1,382	$37,282

Year Ended December 31, 2003
Natural Gas Transmission	$3,025	$228	$3,253	$1,333	$404	$773	$16,987
Field Services(f)	7,843	695	8,538	176	281	204	6,095
DENA(e)	(20)	187	167	(1,676)	135	277	9,683
International Energy	597	—	597	215	57	71	4,550
Crescent(c)	284	—	284	134	6	290	1,653

Total reportable segments	11,729	1,110	12,839	182	883	1,615	38,968
Other	402	86	488	79	42	(33)	1,945
Eliminations and reclassifications	—	(1,196)	(1,196)	—	—	—	(546)
Interest expense	—	—	—	(1,021)	—	—	—
Interest income and other(d)	—	—	—	12	—	—	—

Total consolidated	$12,131	$—	$12,131	$(748)	$925	$1,582	$40,367

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale
(c)	Capital expenditures for residential real estate are included in operating cash flows and were $355 million in 2005, $322 million in 2004 and $196 million in 2003.
(d)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(e)	Amounts associated with DENA’s continuing operations are included in Other for 2005. For periods prior to 2005, DENA amounts are included in the DENA segment.
(f)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2005
Consolidated revenues	$6,869	$3,313	$741	$43	$10,966
Consolidated long-lived assets	14,945	10,790	2,432	403	28,570
2004
Consolidated revenues	$10,783	$3,297	$612	$56	$14,748
Consolidated long-lived assets	17,968	10,163	2,399	372	30,902
2003
Consolidated revenues	$6,513	$4,935	$556	$127	$12,131
Consolidated long-lived assets	20,689	9,532	2,449	1,589	34,259

4. Regulatory Matters

Regulatory Assets and Liabilities.    Duke Capital’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (For further information see Note 1.)

Duke Capital’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2005	2004
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(b)	$954	$893	(h)
Project costs(c)(d)(e)	40	16	2024
Gas purchase costs(c)	34	—	2006
Deferred debt expense(d)	14	17	2011
Vacation accrual(c)	9	9	2006
Environmental cleanup costs(c)	7	8	2017
Hedge costs and other deferrals(c)	—	10	2005
Other(c)	5	—	(k)

Total Regulatory Assets	$1,063	$953

Regulatory Liabilities(a)
Removal costs(d)(g)(j)	$350	$317	(i)
Pipeline rate credit(g)	37	38	2041
Storage and transportation liability(f)	9	16	2006
Earnings sharing liability(f)	9	11	2006
Other deferred tax credits(d)(g)	8	11	(k)
Gas purchase costs(f)	—	32	2005
Other(g)	7	—	2006

Total Regulatory Liabilities	$420	$425

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Amounts are expected to be included in future rate filings.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

(c)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Earns a return.
(f)	Included in Accounts Payable on the Consolidated Balance Sheets.
(g)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(h)	Recovery/refund is over the life of the associated asset or liability.
(i)	Liability is extinguished over the lives of the associated assets.
(j)	2004 amounts reflect reclassification of approximately $300 million related to removal costs for property within the natural gas operations (see Note 1).
(k)	$5 million to be refunded through 2007 and the remaining balance will be included in future rate filing.

Duke Energy Merger with Cinergy.    As discussed in Note 2, on May 9, 2005, Duke Energy and Cinergy announced they entered into a definitive merger agreement. Approval of the merger by several federal and state agencies is required; all of the approvals have been obtained. All of the approved state settlements include a most favored nations clause related to merger savings sharing in other jurisdictions. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2006. Closing of the merger is anticipated in the second quarter of 2006.

Natural Gas Transmission.    Rate Related Information.    The British Columbia Pipeline System’s (BC Pipeline) pipeline and field services businesses in Western Canada recorded regulatory assets related to deferred income tax liabilities of approximately $640 million as of December 31, 2005 and $612 million as of December 31, 2004. Under the current NEB-authorized rate structure, income tax costs are recovered in tolls based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that the transportation and field services tolls will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.

When evaluating the recoverability of the BC Pipeline and field services’ regulatory assets, management takes into consideration the NEB regulatory environment, natural gas reserve estimates for reserves located, or expected to be located, near these assets, the ability to remain competitive in the markets served, and projected demand growth estimates for the areas served by BC Pipeline and field services business. Based on current evaluation of these factors, management believes that recovery of these tax costs is probable over the periods described above.

In November 2005, BC Pipeline filed an application with the NEB for interim and final tolls for 2006. In December 2005, the NEB approved the 2006 interim tolls as filed. BC Pipeline has started negotiations with its shippers to reach a settlement on final tolls for years 2006, 2007 and 2008. Union Gas has rates that are approved by the OEB. Rates for the sale of gas are adjusted quarterly to reflect updated commodity price forecasts. The difference between the approved and the actual cost of gas incurred in the current period is deferred for future recovery from or return to customers, subject to approval by the OEB. These differences are directly flowed through to customers and, therefore, no rate of return is earned on the related deferred balances. The OEB’s review and approval of these gas purchase costs primarily considers the prudence of the costs incurred.

The OEB also implemented an asymmetrical earnings sharing mechanism for Union Gas, effective January 1, 2005. Earnings in 2005, above the 9.63% benchmark return on equity (ROE), normalized for weather,

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

were shared equally between ratepayers and Union Gas. No rate relief will be provided if Union Gas earns below the allowed ROE, normalized for weather. This earnings sharing mechanism reduced Union Gas’ earnings by approximately $9 million during the year ended December 31, 2005.

In December 2005, the OEB approved the 2006 rates for Union Gas implementing items previously approved by the OEB, incorporating an earnings sharing mechanism for 2006 with the characteristics similar to those ordered by the OEB for 2005.

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

On November 1, 2005, East Tennessee Natural Gas, LLC placed into effect new rates approved by FERC as a result of a rate settlement with customers. The settlement agreement includes a five year rate moratorium and certain operational changes.

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

International Energy.    Brazil Regulatory Environment.    In 2004, a new energy law enacted in Brazil changed the electricity sector’s regulatory framework. The new energy law created a regulated and non-regulated market that coexist. The regulated market consists of auctions conducted by the government for the sale of power to distribution companies, who are required to fully contract their estimated electricity demand, principally through the regulated auctions. In the non-regulated market, generators, traders and non-regulated customers are permitted to enter into bi-lateral electricity purchase and sale contracts. The first regulated auction was held December 7, 2004, and the second on April 2, 2005. In those auctions, distribution companies contracted for their estimated electricity demand for the period from 2005 to 2016. The contracts offered in the auctions were eight-year contracts with delivery periods commencing in each of the years 2005 through 2008. Duke Capital’s Brazilian affiliate, Duke Energy International, Geracao Paranapanema S.A. (Paranapanema), participated in these auctions as a seller of electricity and elected to commit to eight-year contracts for delivery of 214 Megawatts (MW) beginning in 2005, 58 MW for delivery beginning in 2006, and 218 MW for delivery beginning in 2007. Paranapanema elected not to commit any capacity to the 2008 contract, and withheld some available capacity from the 2006 and 2007 contracts, due to low pricing and in order to preserve the capability to capture higher value alternatives in the future.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

5. Income Taxes

The following details the components of income tax expense (benefit) from continuing operations:

Income Tax Expense (Benefit) from Continuing Operations

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Current income taxes
Federal	$1,016	$147	$(226)
State	102	27	(46)
Foreign	99	83	113

Total current income taxes	1,217	257	(159)

Deferred income taxes
Federal	(45)	488	(135)
State	(21)	(28)	(2)
Foreign	74	43	(8)

Total deferred income taxes	8	503	(145)

Investment tax credit amortization	—	—	(2)

Total income tax expense (benefit) from continuing operations	1,225	760	(306)

Total income tax (benefit) expense from discontinued operations	(197)	439	(730)

Total income tax benefit from cumulative effect of change in accounting principle	(1)	—	(78)

Total income tax expense (benefit) presented in Consolidated Statements of Operations	$1,027	$1,199	$(1,114)

Earnings (Loss) from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Domestic	$2,248	$335	$(1,075)
Foreign	590	466	327

Total earnings (loss) from continuing operations before income taxes	$2,838	$801	$(748)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Reconciliation of Income Tax Expense (Benefit) at the US Federal Statutory Tax Rate to the Actual Tax Expense (Benefit) from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Income tax expense (benefit), computed at the statutory rate of 35%	$994	$280	$(262)
State income tax, net of federal income tax effect	53	(1)	(31)
Tax differential on foreign earnings	(34)	(37)	(9)
Pass-through of income tax expense(a)	160	69	—
Deferred taxes on restructuring of certain subsidiaries	—	426	—
Other items, net	52	23	(4)

Total income tax expense (benefit) from continuing operations	$1,225	$760	$(306)

Effective tax rate	43.2%	94.9%	40.9%

(a)	Since Duke Capital is an LLC, the tax benefit of losses on DENA’s operations are passed-through to Duke Energy.

During 2004, Duke Capital recorded a $52 million income tax benefit from the reduction of state and federal income tax reserves based on the resolution in the second quarter of 2004 of several tax issues. The $52 million benefit is included in the Statutory Rate Reconciliation as follows: a $39 million state benefit is included in “State income tax, net of federal income tax effect” and a $13 million federal benefit is included in “Other items, net”.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. Duke Capital recognized federal and state tax expense of approximately $1,030 million in the third quarter of 2004 from this reorganization. Duke Capital recognized $446 million of this tax expense in continuing operations and $584 million tax expense in discontinued operations.

The $446 million income tax expense in continuing operations is included in the Statutory Rate Reconciliation as follows: a $426 million expense is included in “Deferred taxes on restructuring of certain subsidiaries” and a $20 million expense is included in “State income tax, net of federal income tax effect”.

Net Deferred Income Tax Liability Components

	December 31,
	2005	2004
	(in millions)
Deferred credits and other liabilities	$586	$579

Total deferred income tax assets	586	579
Valuation allowance	(26)	(38)

Net deferred income tax assets	560	541

Investments and other assets	(878)	(617)
Accelerated depreciation rates	(1,391)	(2,326)
Regulatory assets and deferred debits	(1,097)	(997)

Total deferred income tax liabilities	(3,366)	(3,940)

Total net deferred income tax liabilities	$(2,806)	$(3,399)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2005	2004
	(in millions)
Current deferred tax assets, included in other current assets	$168	$202
Non-current deferred tax assets, included in other investments and other assets	254	159
Current deferred tax liabilities, included in other current liabilities	(40)	(4)
Non-current deferred tax liabilities	(3,188)	(3,756)

Total net deferred income tax liabilities	$(2,806)	$(3,399)

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of the year ended December 31, 2005, Duke Capital has total provisions, including interest, of approximately $115 million for uncertain tax positions, as compared to $125 million as of December 31, 2004. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the Act), which provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 to 2010.

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, for Duke Capital, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this special deduction will be reported in the periods in which the deductions are claimed on the tax returns. For the year ended December 31, 2005, Duke Capital recognized a benefit of approximately $3 million relating to the deduction from qualified domestic activities.

In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. During 2004, Duke Energy recorded a $45 million income tax expense for the repatriation of approximately $500 million of foreign earnings that was anticipated to occur during 2005 related to the American Jobs Creation Act. Included in the $45 million is $5 million of foreign income tax expense recorded at Duke Capital. During this repatriation process, Duke Energy reorganized various entities and reestimated its liability which enabled it to reduce the $45 million tax liability to a $39 million tax liability. This reorganization also caused Duke Capital to increase the $5 million tax liability to a $39 million tax liability. Duke Capital had paid off this $39 million tax liability to the respective jurisdictions as of December 31, 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Deferred income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of Duke Capital’s foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2005 on which Duke Capital has not provided deferred income taxes and foreign withholding taxes, is approximately $290 million.

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

In accordance with SFAS No. 143, Duke Capital identified certain assets that have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets included on-shore and some off-shore pipelines, certain processing plants and distribution facilities and some gas-fired power plants. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

Upon adoption of SFAS No. 143, Duke Capital’s regulated natural gas operations classified removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment. The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $350 million and $317 million as of December 31, 2005 and 2004, respectively. As discussed further in Note 1, Duke Capital recorded a prior period reclassification adjustment of approximately $300 million related to removal costs for property within the natural gas operations. The impact of this adjustment on the accompanying Consolidated Balance Sheets as of December 31, 2004 was a decrease in accumulated depreciation and a corresponding increase in regulatory liabilities, which are included in Other within Deferred Credits and Other Liabilities on the accompanying Consolidated Balance Sheets.

The adoption of SFAS No. 143 resulted in a net-of-tax cumulative effect of a change in accounting principle adjustment of $10 million being recorded in the first quarter of 2003 as a reduction in earnings.

In March 2005, the FASB issued FIN 47. As a result of the adoption of FIN 47 in 2005, net property, plant and equipment increased $7 million and ARO liabilities increased $11 million. In addition, a net-of-tax cumulative effect adjustment of approximately $4 million was recorded in the fourth quarter of 2005 as a reduction in earnings (see Note 1).

The pro forma effects of adopting FIN 47, including the impact on the balance sheet, net income and related basic and diluted earnings per share, are not presented due to the immaterial impact.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2005	2004
	(in millions)
Balance as of January 1,	$62	$76
Liabilities incurred due to new acquisitions	—	8
Liabilities settled(a)	(46)	(2)
Accretion expense	1	5
Revisions in estimated cash flows	1	(27)
Adoption of FIN 47	11	—
Foreign currency adjustment	—	2

Balance as of December 31,	$29	$62

(a)	Primarily represents a decrease in ARO liabilities during 2005 due to the deconsolidation of DEFS on July 1, 2005.

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

Duke Capital’s Derivative Portfolio Carrying Value as of December 31, 2005

Asset/(Liability)	Maturity in 2006	Maturity in 2007	Maturity in 2008	Maturity in 2009 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$(23)	$—	$—	$21	$(2)
Trading	—	2	1	2	5
Undesignated	(95)	16	9	16	(54)

Total	$(118)	$18	$10	$39	$(51)

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Capital’s Consolidated Balance Sheets, excluding approximately $3.3 billion of derivative assets and $3.5 billion of derivative liabilities which were transferred to assets and liabilities held for sale, as a result of the plan to exit DENA’s operations outside of the Midwestern United States (see Note 12).

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States, approximately 6,100 megawatts of power generation, and certain contractual positions related to the Midwestern assets (see Note 12). As a result, DENA recognized a pre-tax loss of approximately $1.9 billion in the third quarter of 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. As of December 31, 2005, there are approximately $20 million of pre-tax deferred net losses in AOCI related to DENA cash flow hedges, which will be recognized within the next twelve months. Duke Capital intends to transfer the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation to Cinergy, and combined with Cinergy’s commercial operations, upon completion of the merger with Cinergy, currently expected in the second quarter of 2006, will provide a sustainable business model for these assets in the region (see Note 2 for further details on the anticipated Cinergy merger).

As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS (see Note 2), Duke Capital discontinued hedge accounting for certain contracts held by Duke Capital related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $314 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Capital as of December 31, 2005. These charges have been classified in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005 as follows: upon the discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges while approximately $130 million of losses recognized subsequent to the discontinuance of hedge accounting prior to the deconsolidation of DEFS were recognized as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues and $64 million of losses recognized subsequent to discontinuance of hedge accounting after the deconsolidation of DEFS were recognized as a component of Other Income and Expenses. Cash settlements on these contracts since the deconsolidation of DEFS on July 1, 2005 of approximately $160 million are classified as a component of net cash provided by investing activities in the accompanying Consolidated Statements of Cash Flows.

Commodity Cash Flow Hedges.    Some Duke Capital subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Capital uses commodity instruments, such as swaps, futures, forwards and options, as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Capital is hedging exposures to the price variability of these commodities for a maximum of 1 year.

The ineffective portion of commodity cash flow hedges resulted in pre-tax losses of $12 million in 2005, a pre-tax gain of $3 million in 2004, and a pre-tax gain of $6 million in 2003 and are reported primarily in Loss From Discontinued Operations, net of tax in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was a gain of approximately $1.2 billion in 2005 and is reported in Loss From Discontinued Operations, net of tax in the Consolidated Statements of Operations, not material in 2004, and was a gain of $297 million in 2003, pre-tax. Additionally, as a result of the DENA exit plan discussed in Note 12, during 2005 approximately $200 million of pre-tax deferred gains in AOCI have been recognized in earnings, as a component of Loss From Discontinued Operations, net of tax. The 2003 disqualified cash flow hedges were primarily associated with gas hedges related to DENA’s Southeast Plants and partially completed plants.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

As of December 31, 2005, $40 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges that were accumulated on the Consolidated Balance Sheets in a separate component of member’s equity, in AOCI, and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. This amount includes approximately $10 million pre-tax deferred net losses related to the DENA exit plan discussed in Note 12. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Commodity Fair Value Hedges.    Some Duke Capital subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Capital actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in a pre-tax loss of $4 million in 2005 and was not material in 2004 or 2003, and is reported primarily in Loss From Discontinued Operations, net of tax on the Consolidated Statements of Operations.

Normal Purchases and Normal Sales Exception.    Duke Capital has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by DIG Issue C15, to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 9 years, are not included in the table above. As discussed above, during 2005, Duke Capital recognized a pre-tax loss of approximately $1.9 billion for the disqualification of its power and gas forward sales contracts. As discussed in the following paragraph, a portion of the charge in DENA in 2003 related to contracts that were being accounted for as normal purchases and sales.

Certain forward power contracts related to DENA’s Southeast Plants and the deferred plants had been primarily designated as normal purchases and sales in accordance with SFAS No. 133. In addition, certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges. As a result, a net pre-tax charge of $262 million was recorded in 2003, of which a pre-tax charge of $452 million was recognized in Loss From Discontinued Operations, net of tax. (See Note 12.) The amount recognized for transactions that no longer qualified as hedged firm commitments was not material in 2004.

Interest Rate (Fair Value or Cash Flow) Hedges.    Changes in interest rates expose Duke Capital to risk as a result of its issuance of variable-rate debt and commercial paper. Duke Capital manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Capital’s existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2005, 2004, and 2003.

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges.    Duke Capital is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Capital may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. A net gain of $1 million, net losses of $43 million and $113 million were included

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

in the cumulative translation adjustment for hedges of net investments in foreign operations, during 2005, 2004, and 2003, respectively. To monitor its currency exchange rate risks, Duke Capital uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

During the first quarter of 2005, Duke Capital settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast Energy, Inc. (Westcoast) on their scheduled maturity and paid approximately $162 million. These settlements are classified as a component of net cash provided by investing activities in the accompanying Consolidated Statements of Cash Flows. Losses recognized on this net investment hedge have been classified in AOCI as a component of foreign currency adjustments and will not be recognized in earnings unless the complete or substantially complete liquidation of Duke Capital’s investment in Westcoast occurs.

Other Derivative Contracts.    Trading.    Duke Capital is exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. During 2003, Duke Capital prospectively discontinued proprietary trading and therefore the fair value of trading contracts as of December 31, 2005 relates to contracts entered into prior to the announced discontinuation of proprietary trading activities. Duke Capital’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

Undesignated.    In addition, Duke Capital uses derivative contracts to manage the market risk exposures that arise from energy supply, structured origination, marketing, risk management, and commercial optimization services to large energy customers, energy aggregators and other wholesale companies, and to manage interest rate and foreign currency exposures. This category includes changes in fair value for derivatives that no longer qualify for the normal purchase and normal sales scope exception and disqualified hedge contracts, unless the derivative contract is subsequently re-designated as a hedge. The contracts in this category are primarily associated with forward power sales and gas purchases for the DENA exit activity announced in 2005 (see Note 12), hedges related to the DENA Southeast Plants, hedges related to the partially completed plants which were disqualified in 2003 and certain contracts held by Duke Capital related to Field Services commodity price risk.

In connection with the Barclays Bank PLC (Barclays) transaction discussed in Note 12, Duke Capital entered into a series of Total Return Swaps (TRS) with Barclays, which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. The fair value of the TRS as of December 31, 2005 is an asset of approximately $553 million, which offsets the net fair value of the underlying contracts, which is a liability of approximately $553 million. The TRS will be cancelled as the underlying contracts are transferred to Barclays.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and generally covers trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Capital may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Capital and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Capital and its affiliates.

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

Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 are collateral assets of approximately $1,209 million and $247 million, respectively, which represents cash collateral posted by Duke Capital with other third parties. This increase in cash collateral posted by Duke Capital is primarily due to changes in commodity prices. Included in Other Current Liabilities in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 are collateral liabilities of approximately $608 million and $429 million, respectively, which represents cash collateral posted by other third parties to Duke Capital. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, Barclays provided DENA cash equal to the net cash collateral posted by DENA under the contracts. Net cash collateral received by Duke Capital from Barclays in January 2006 was approximately $540 million based on current market prices of the contracts (see Note 12).

Financial Instruments.    The fair value of financial instruments, excluding derivatives included in Notes 7 and 12, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2005 and 2004, are not necessarily indicative of the amounts Duke Capital could have realized in current markets.

Financial Instruments

	Years Ended December 31,
	2005		2004
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$10,184	$11,072	$12,612	$14,016
Long-term SFAS 115 securities	231	231	185	185

(a)	Includes current maturities.

The fair value of cash and cash equivalents, short-term investments, notes and accounts receivable, notes and accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

8. Marketable Securities

Short-term investments.    At December 31, 2005 and 2004 Duke Capital had $521 million and $1,135 million, respectively, of short-term investments consisting primarily of highly liquid tax-exempt debt securities. These instruments are classified as available-for-sale securities under SFAS No. 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as they contain floating rates of interest. During 2005, Duke Capital purchased approximately $30,115 million and received proceeds on sale of approximately $29,892 million of short-term investments. During 2004, Duke Capital purchased approximately $54,295 million and received proceeds on sale of approximately $53,768 million of short-term investments. During 2003, Duke Capital purchased approximately $24,097 million and received proceeds on sale of approximately $23,981 million of short-term investments. The weighted-average maturity of these debt securities is less than 1 year.

Other Long-term investments.    Duke Capital also invests in debt and equity securities that are principally held in the captive insurance investment portfolio that are classified as available-for-sale under SFAS No. 115 and therefore are carried at estimated fair value based on quoted market prices. These investments are classified as long-term as management does not intend to use them in current operations. Duke Capital’s captive insurance investment portfolio ($203 million at December 31, 2005) consists of approximately 87% debt securities and 13% equity securities with a weighted-average maturity of the debt securities of approximately 17 years. The cost of securities sold is determined using the specific identification method. During 2005, Duke Capital purchased approximately $1,559 million and received proceeds on sales of approximately $1,570 million on other long-term investments. During 2004, Duke Capital purchased approximately $715 million and received proceeds on sales of approximately $769 million on other long-term investments. During 2003, Duke Capital purchased approximately $1,124 million and received proceeds on sales of approximately $1,003 million on other long-term investments.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2005			2004
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term Investments	$—	$—	$521	$—	$—	$1,135

Total short-term investments	$—	$—	$521	$—	$—	$1,135

Equity Securities	$31	$—	$54	$3	$—	$30
Corporate Debt Securities	—	1	51	1	—	35
U.S. Government Bonds	—	—	17	—	—	56
Other	—	1	109	1	—	64

Total long-term investments	$31	$2	$231	$5	$—	$185

For the years ended December 31, 2005, 2004, and 2003 gains of approximately $3 million, $3 million and $4 million, respectively, were reclassified out of AOCI into earnings.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

9. Goodwill

Duke Capital evaluates the impairment of goodwill under the guidance of SFAS No. 142. As a result of the annual impairment tests required by SFAS No. 142, no charge for the impairment of goodwill was recorded in 2005 or 2004.

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

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2004	Impairments	Dispositions	Other(a)(b)	Balance December 31, 2005
	(in millions)
Natural Gas Transmission	$3,416	$—	$—	$96	$3,512
Field Services	480	—	—	(480)	—
International Energy	245	—	—	11	256
Crescent	7	—	—	—	7

Total consolidated	$4,148	$—	$—	$(373)	$3,775

	Balance December 31, 2003	Impairments	Dispositions	Other(b)	Balance December 31, 2004
	(in millions)
Natural Gas Transmission	$3,241	$—	$—	$175	$3,416
Field Services	476	—	—	4	480
International Energy	238	—	—	7	245
Crescent	7	—	—	—	7

Total consolidated	$3,962	$—	$—	$186	$4,148

(a)	As a result of the deconsolidation of DEFS in July 2005 goodwill decreased by a net amount of $462 million, which includes the effects of an $18 million transfer of goodwill between Field Services and Natural Gas Transmission as a result of the transfer of Canadian assets in connection with the DEFS disposition transaction. (see Note 2).
(b)	Except as noted in (a), other amounts consist primarily of foreign currency translation and purchase price adjustments to prior year acquisitions.

10. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates that are not controlled by Duke Capital, but over which it has significant influence, are accounted for using the equity method. Duke Capital received distributions of $856 million in 2005 from those investments. Of these distributions, $473 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows and

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

$383 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows. Duke Capital received distributions of $139 million in 2004 and $263 million in 2003 from those investments. These amounts are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows. Duke Capital’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates. (See Note 2 for 2005 dispositions.)

As of December 31, 2005, the carrying amount of investments in affiliates approximated the amount of underlying equity in net assets. As of December 31, 2004, investments in affiliates were carried at approximately $91 million less than the amount of underlying equity in net assets (7% as of December 31, 2004). This amount is related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets and the amounts are being amortized into income over the life of the underlying related long-lived assets. In July 2005, as a result of the DEFS disposition transactions (see below), Duke Capital deconsolidated the investments owned by Field Services.

Natural Gas Transmission.    As of December 31, 2005, investments primarily included a 50% interest in Gulfstream Natural Gas System, LLC (Gulfstream). Gulfstream is an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida. Although Duke Capital owns a significant portion of Gulfstream, it is not consolidated as Duke Capital does not hold a majority of voting control or have the ability to exercise control over Gulfstream.

Field Services.    In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transactions) and resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. As a result of the DEFS disposition transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for as an investment utilizing the equity method of accounting (see Note 2). Additionally, in February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of approximately $1.8 billion.

DENA.    As of December 31, 2005, investments primarily included a 50% interest in Southwest Power Partners, LLC. Southwest Power Partners, LLC is a gas-fired combined-cycle facility (Griffith Energy) in Arizona that serves markets in Arizona, Nevada and California. Although Duke Capital owns a significant portion of this investment, it is not consolidated as it does not hold a majority of voting control or have the ability to exercise control over this investment. Southwest Power Partners, LLC is included in DENA’s Western United States generation assets that qualify for discontinued operations classification for current and prior periods (see Note 12). As a result, the investment is classified as Assets Held for Sale in the accompanying Consolidated Balance Sheets as of December 31, 2005 and earnings and losses from this investment are classified as Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations.

International Energy.    As of December 31, 2005, investments primarily included a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. International Energy also has a 50% ownership in Compañia de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico, and a 38% ownership in Aguaytia, a natural gas facility in Peru.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican national oil company (PEMEX). The current five year GCSA expires on November 7, 2006 and PEMEX has the option to renew the GCSA for an additional four years. See Note 11 for a discussion of the impairment recognized on the Campeche investment.

Crescent.    As of December 31, 2005, investments included various real estate development projects.

Other.    As of December 31, 2005 investments primarily included participation in various construction and support activities for fossil-fueled generating plants through D/FD.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2005			December 31, 2004
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$428	$20	$448	$769	$21	$790
Field Services(a)	1,290	—	1,290	157	—	157
DENA	—	—	—	134	—	134
International Energy	—	155	155	—	167	167
Crescent	17	—	17	20	—	20
Other	14	7	21	17	7	24

Total	$1,749	$182	$1,931	$1,097	$195	$1,292

(a)	Includes Duke Capital’s 50 percent interest in DEFS subsequent to deconsolidation of DEFS on July 1, 2005.

Equity in Earnings of Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2005			December 31, 2004			December 31, 2003
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$42	$5	$47	$26	$4	$30	$19	$13	$32
Field Services(a)	308	—	308	60	—	60	56	—	56
DENA	—	—	—	—	—	—	22	(7)	15
International Energy	—	114	114	—	51	51	—	27	27
Crescent	(1)	—	(1)	3	—	3	—	—	—
Other(b)	11	—	11	9	1	10	(9)	2	(7)

Total	$360	$119	$479	$98	$56	$154	$88	$35	$123

(a)	Includes Duke Capital’s 50 percent equity in earnings of DEFS subsequent to deconsolidation on July 1, 2005.
(b)	Includes equity investments at the corporate level.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2005	2004
	(in millions)
Balance Sheet
Current assets	$3,395	$1,413
Non-current assets	7,744	6,028
Current liabilities	(3,392)	(1,118)
Non-current liabilities	(3,237)	(2,078)

Net assets	$4,510	$4,245

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Income Statement
Operating revenues	$8,799	$7,326	$6,253
Operating expenses	7,650	6,872	5,526
Net income	1,076	415	550

Related Party Transactions.

Balances due to or due from Duke Energy included in the Consolidated Balance Sheets as of December 31, 2005 and 2004 are as follows:

Assets/(Liabilities)	2005	2004
	(in millions)
Advances receivable(b)	$123	$214
Taxes receivable(a)	187	13
Accounts payable(c)	—	(34)
Other current liabilities(d)	(2)	—

(a)	The balances are classified as Other Current Assets on the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.

Duke Capital has certain derivative contracts with Duke Energy affiliates. Duke Capital has balances related to these contracts included in the Consolidated Balance Sheets as of December 31, 2005 and 2004 as follows:

	2005	2004
	(in millions)
Other current assets(a)	$48	$41
Other noncurrent assets(b)	1	32
Other current liabilities(c)	(148)	(38)
Other noncurrent liabilities(d)	(2)	—

(a)	The balances are classified as Unrealized Gains on Mark-to-Market and Hedging Transactions—Current Assets on the Consolidated Balance Sheets.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

(b)	The balances are classified as Unrealized Gains on Mark-to-Market and Hedging Transactions—Investments and Other Assets on the Consolidated Balance Sheets.
(c)	The balances are classified as Unrealized Losses on Mark-to-Market and Hedging Transactions—Current Liabilities on the Consolidated Balance Sheets.
(d)	The balances are classified as Unrealized Losses on Mark-to-Market and Hedging Transactions—Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

During the year ended December 31, 2005, Duke Capital distributed $2.1 billion to its parent, Duke Energy, to principally provide funding for the execution of Duke Energy’s accelerated share repurchase transaction and to provide funding support for Duke Energy’s dividend. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the recent sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO LP.

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. Additionally, during the third quarter of 2005, Duke Energy forgave additional advances of $494 million and Duke Capital classified the $494 million as an addition to Member’s Equity. These forgivenesses are presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

During 2005, Duke Capital received capital contributions of $269 million from Duke Energy, which Duke Capital classified as an addition to Member’s Equity. Additionally, during 2005, Duke Capital advanced $242 million to Duke Energy. These transactions are presented as a component of net cash used in financing activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2005.

During the first half of 2004, Duke Capital received $160 million from Duke Energy as payment related to certain tax losses that were anticipated to be realized at Duke Capital during 2004. This $160 million is reflected in the 2004 Consolidated Statement of Cash Flows as changes from Taxes Accrued in net cash provided by operating activities. However, in connection with Duke Energy’s realignment of certain subsidiaries as of July 2, 2004, as discussed in Note 5, the related tax attributes were transferred to Duke Energy and therefore not realized at Duke Capital. Accordingly, the $160 million is presented in the December 31, 2004, Consolidated Balance Sheet as a component of the net advances receivable in Investments and Other Assets. Subsequent to the July 2, 2004 realignment of the subsidiaries, Duke Capital received an additional $107 million in advances from Duke Energy, which is reflected as a component of net cash used in financing activities in the 2004 Consolidated Statement of Cash Flows. Subsequent to December 31, 2004, Duke Energy forgave these advances of $267 million (see above).

For the years ended December 31, 2005, 2004 and 2003, Duke Capital recorded revenues in the amount of $68 million, $155 million and $134 million, respectively, related to management fees charged to Duke Power Company (Duke Power), an unconsolidated affiliate of Duke Capital. These amounts are recorded in Non-regulated electric, natural gas, natural gas liquids, and other within Operating Revenues on the Consolidated Statements of Operations. Previously, these amounts were recorded as a reduction of Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. Prior period amounts have been reclassified to revenue to conform to the 2005 presentation. Additionally, for the years ended December 31, 2005, 2004 and 2003, Duke Capital recognized recoveries of expenses in the amount of $120 million, $105 million and $153 million, respectively. These amounts represent recoveries of corporate governance costs allocated to Duke Power and are reflected as an offset within Operation, maintenance, and other within Operating Expenses on the Consolidated Statements of Operations.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Included in the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 are net expenses of $193 million and $104 million, respectively, primarily consisting of settlements expensed to Duke Energy for crude, NGLs, and gas hedges as well as Trading and Marketing net margin. Operating revenues, including Trading and Marketing net margin and management fees, are $17 million for 2003 related to intercompany sales to Duke Energy.

NorthSouth Insurance Company Limited is a subsidiary of Bison which insures exposures of Duke Power. Included in Other Current Liabilities within the Consolidated Balance Sheets are unearned premiums of approximately $2 million as of December 31, 2005. No unearned premiums were recorded as of December 31, 2004. Included in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other within the Consolidated Statements of Operations are earned premiums of approximately $26 million for 2005, $16 million for 2004 and $8 million for 2003.

Outstanding notes receivable from unconsolidated affiliates were $50 million as of December 31, 2005 and $89 million as of December 31, 2004. Amounts are included in Notes Receivable on the Consolidated Balance Sheets. The balance outstanding as of December 31, 2005 represents International Energy’s note receivable from the Campeche project, a 50% owned joint venture. The outstanding note receivable had an interest rate at current market rates.

International Energy loaned money to Campeche to assist in the costs to build. During 2005, International Energy received principal and interest payments of approximately $5 million from Campeche, a 50% owned DEI affiliate. Payments from Campeche in 2004 and 2003 were $7 million and $8 million, respectively.

Natural Gas Transmission has a 50% ownership in two pipeline companies, Gulfstream, an operating pipeline, and Islander East, LLC, a development stage pipeline as well as a 50% ownership in a power plant, McMahon Cogeneration Plant, a cogeneration natural gas fired facility transferred to Natural Gas Transmission from DENA during 2005. Natural Gas Transmission provides certain administrative and other services to the pipeline companies and the power plant. Natural Gas Transmission recorded recoveries of costs from these affiliates of $12 million, $8 million, and $12 million during 2005, 2004, and 2003, respectively. The outstanding receivable from these affiliates was $2 million and $1 million for 2005 and 2004, respectively.

In October 2005, Gulfstream issued $500 million aggregate principal amount of 5.56% Senior Notes due 2015 and $350 million aggregate principal amount of 6.19% Senior Notes due 2025. The proceeds were used by Gulfstream to pay off a construction loan and the balance of the proceeds, net of transaction costs, of approximately $620 million was distributed to the partners based upon their ownership percentage (approximately $310 million was received by Natural Gas Transmission and are included in Distributions from Equity Investments within Cash Flows from Investing Activities in the accompanying Consolidated Statements of Cash Flows).

Field Services sells a portion of its residue gas and NGLs to, purchases raw natural gas and other petroleum products from, and provides gathering and transportation services to unconsolidated affiliates (primarily TEPPCO GP, which was sold in February 2005). Total revenues from these affiliates were approximately $98 million for the six months ended June 30, 2005, and $278 million and $166 million for the years ended December 31, 2004 and 2003, respectively. Total purchases from these affiliates were approximately $77 million for the six months ended June 30, 2005, and $125 million and $98 million for the years ended December 31, 2004 and 2003, respectively. Total operating expenses were approximately $1 million for the six months ended June 30, 2005, and $4 million and $4 million for the years ended December 31, 2004 and 2003, respectively. Reductions in revenues and purchases in 2005 as compared to 2004 are principally due to the sale of TEPPCO GP and deconsolidation of DEFS, effective July 1, 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In July 2005, DEFS was deconsolidated due to the transfer of a 19.7% interest to ConocoPhillips and has been subsequently accounted for as an equity investment (see Note 2). Duke Capital’s 50% of equity in earnings of DEFS for the period of July 1, 2005 to December 31, 2005 was $292 million and Duke Capital’s investment in DEFS as of December 31, 2005 was $1,286 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. Between July 1, 2005 and December 31, 2005, Duke Capital had gas sales to, purchases from, and other operating revenues from affiliates of DEFS of approximately $67 million, $65 million and $12 million, respectively. As of December 31, 2005, Duke Capital had trade receivables from and trade payables to DEFS amounting to approximately $18 million and $47 million, respectively. Additionally, Duke Capital received approximately $360 million for its share of distributions paid by DEFS in 2005. Additionally, Duke Capital has recognized an approximate $90 million receivable as of December 31, 2005 due to its share of quarterly tax distributions declared by DEFS in 2005 to be paid in 2006. Of these distributions, $287 million was included in Other, assets within Cash Flows from Operating Activities and approximately $73 million was included in Distributions from Equity Investments within Cash Flows from Investing Activities, within the accompanying Consolidated Statements of Cash Flows. Summary financial information for DEFS, which has been accounted for under the equity method since July 1, 2005 is as follows:

Six-months Ended December 31, 2005
(in millions)
Operating revenues	$7,463
Operating expenses	$6,814
Operating income	$649
Net income	$584

December 31, 2005
(in millions)
Current assets	$2,706
Non-current assets	$5,005
Current liabilities	$3,068
Non-current liabilities	$2,038
Minority interest	$95

As of December 31, 2005, there was an immaterial basis difference between Duke Capital’s carrying value of the investment in DEFS and the value of Duke Capital’s proportionate share of the underlying net assets in DEFS.

DEFS is a limited liability company which is a pass-through entity for U.S. income tax purposes. DEFS also owns corporations who file their own respective, federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DEFS. Therefore, DEFS’ net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Duke Capital recognizes the tax impacts of its share of DEFS’ pass-through earnings in its income tax expense from continuing operations in the accompanying Consolidated Statements of Operations.

In 2005, DEFS formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an initial public offering (IPO) transaction in December that resulted in net proceeds of approximately $210 million. As a result, DEFS has a 42 percent ownership interest in DCPLP, consisting of a 40 percent limited partner ownership interest and a 2 percent general partner ownership interest. DEFS’ ownership interest in the general partner of DCPLP is 100 percent. The gain on the IPO transaction has been deferred by DEFS until DEFS converts its subordinated units in DCP to common units, which will occur no earlier than December 31, 2008.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation. During 2003, Duke Capital and Fluor Corporation announced that they would dissolve D/FD and have adopted a plan for an orderly wind-down D/FD’s business. The wind-down has been substantially completed as of December 31, 2005 and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD was the primary builder of DENA’s merchant generation plants. D/FD has built some plants for Duke Power. Fifty percent of the profit earned by D/FD for the construction of affiliates’ generation plants, which is associated with Duke Capital’s ownership, is either deferred in consolidation until the plant is sold or, once the plant becomes operational, the deferred profit is amortized over the plant’s useful life or on an accelerated basis if the plants are impaired. Fifty percent of the profit earned by D/FD for operating and maintenance services for Duke Capital owned plants is eliminated in consolidation. For the year ended December 31, 2005, Duke Capital did not record deferred profit for D/FD construction contracts and did not eliminate any profit for operating and maintenance services. For the year ended December 31, 2004, Duke Capital deferred profit of $2 million for construction contracts and did not eliminate any profit for operating and maintenance services. In addition, as part of the D/FD partnership agreement, excess cash is loaned at current market rates to Duke Capital and Fluor Enterprises, Inc. (See Note 14.)

In the normal course of business, Duke Capital’s consolidated subsidiaries enter into energy trading contracts or other derivatives with one another. On a separate company basis, each subsidiary accounts for such contracts as if they were transacted with a third party and records the contracts using the MTM Model or the Accrual Model of Accounting, as applicable. In the consolidation process, the effects of these intercompany contracts are eliminated, and not reflected in Duke Capital’s Consolidated Financial Statements.

Also see Note 14, Note 16, and Note 17 for additional related party information.

11. Impairments, Severance, and Other Charges

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Field Services	$125	$22	$—
Duke Energy North America	—	—	1,166
Crescent	15	42	—
Other	—	—	50

Total Impairment and other charges	$140	$64	$1,216

Field Services.    See Note 7 for a discussion of the impacts of the DEFS disposition transaction on certain cash flow hedges.

In the third quarter of 2004, Field Services recorded impairments of approximately $22 million related to some of Field Services’ operating assets.

Additionally, in the third quarter of 2004, Field Services recorded an impairment of approximately $23 million related to equity method investments at Field Services. The impairment is included in Gains (Losses) on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. The impairment charge was related to management’s assessment of the recoverability of some equity method investments. Field Services determined that these assets, which are located in the Gulf Coast, were impaired; therefore they were written down to fair value. Fair value was determined based on management’s best estimates of sales value and/or discounted future cash flow models.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

International Energy.    International Energy owns a 50% joint venture interest in Campeche. Campeche project revenues are generated from the GCSA with PEMEX. The current five year GCSA expires on November 7, 2006 and PEMEX has the option to renew the GCSA for an additional four years. As a result of ongoing discussions between Campeche and PEMEX to either sell the Campeche investment or renew the GCSA, a $20 million other than temporary impairment in value of the Campeche investment was recognized during the third quarter of 2005 to write down the investment to its estimated fair value. This impairment is classified as a component of Gains (Losses) on Sales and Impairments of Equity Method Investments in the accompanying Consolidated Statements of Operations. An additional impairment charge could be recognized if the ultimate outcome of the above discussions is materially different than management’s current expectations.

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

In the fourth quarter of 2004, Crescent recorded impairment charges of approximately $42 million related to two residential developments in Payson, Arizona, the Rim and Chaparral Pines, and one residential development in Austin, Texas, Twin Creeks. The impairment charges were related to long lived assets at the three properties. The developments have suffered from slower than anticipated absorption of available inventory. Fair value of the assets was determined based on management’s assessment of current operating results and discounted future cash flow models. Crescent also recorded bad debt charges of $8 million related to notes receivable due from Rim Golf Investor, LLC and Chaparral Pines Investor, LLC. This amount is recorded in Operation, Maintenance and Other on the Consolidated Statements of Operations.

DENA.    See Note 7 for a discussion of the impacts of the DENA exit plan on certain cash flow hedges.

In the fourth quarter of 2003, as a result of deteriorating market conditions in the merchant energy industry, Duke Capital decided to exit the merchant power generation business in the Southeastern U.S. The carrying value of the Southeast Plants exceeded the fair value, resulting in an impairment charge in 2003 of approximately $1.3 billion. The fair value of the Southeast Plants was estimated primarily based on third party comparable sales, analysis from outside advisors and information available from efforts to sell certain of these assets. These assets were subsequently sold in the second quarter of 2004 (see Note 2).

DENA recorded additional impairment charges of $60 million in 2003, primarily associated with a plan to sell an investment in Bayside, an unconsolidated affiliate. Fair value of these assets was estimated based primarily on discounted cash flow analysis.

Certain forward power contracts related to the Southeast Plants had been primarily designated as normal purchases and sales in accordance with SFAS No. 133. In addition, certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges. As a result, a benefit of $190 million was recorded as an offset to the impairment charge.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

As a result of the decisions discussed above, DENA recorded impairment charges in 2003 of approximately $1.2 billion, primarily related to electric generation plants which are classified as Property, Plant and Equipment on the Consolidated Balance Sheets and to mark the derivative contracts to market value and reclassify the hedge amounts previously included in AOCI in accordance with SFAS No. 133.

Other.    The 2003 charges were due primarily to the abandonment of a corporate risk management information system, primarily due to DENA exiting the proprietary trading business and the reduction of scope and scale of DETM’s business.

Severance.    As discussed further in Note 12, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, during the year ended December 31, 2005, DENA recorded a severance accrual of approximately $22 million, under its ongoing severance plan, related to the anticipated involuntary termination of approximately 400 DENA employees by the end of the second quarter of 2006. Approximately $2 million of the related pre-tax expense is reflected in Operation, Maintenance and Other and approximately $20 million is reflected in Loss from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. Additionally, DENA is also offering certain enhanced severance benefits to employees expected to be involuntarily terminated in connection with the DENA disposition plan, which are being recognized over the remaining service period. Approximately $3 million of enhanced severance benefits were accrued during the fourth quarter of 2005. Management anticipates future severance costs incurred related to this exit plan will be approximately $20 million to $25 million.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

During 2002, Duke Energy communicated a voluntary and involuntary severance program across all segments to align the business with market conditions during that period. Severance plans related to the program were amended effective August 1, 2004 and applied to individuals notified of layoffs between that date and January 1, 2006.

Severance Reserve

	Balance at January 1, 2005	Provision/ Adjustments(d)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2005
	(in millions)
Natural Gas Transmission	$6	$1	$(1)	$(3)	$3
Field Services(c)	—	1	(1)	—	—
DENA(d)	1	25	—	(1)	25
International Energy	1	—	(1)	—	—
Other	2	1	—	(1)	2

Total(a)	$10	$28	$(3)	$(5)	$30

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2004
Natural Gas Transmission	$29	$1	$(6)	$(18)	$6
Field Services(c)	6	1	—	(7)	—
DENA(d)	7	1	(1)	(6)	1
International Energy	6	—	(4)	(1)	1
Other	41	2	(4)	(37)	2

Total(a)	$89	$5	$(15)	$(69)	$10

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2003
Natural Gas Transmission	$33	$20	$1	$(25)	$29
Field Services(c)	—	6	—	—	6
DENA(b)(d)	14	8	(2)	(13)	7
International Energy	4	6	(4)	—	6
Other	32	29	—	(20)	41

Total(a)(b)	$83	$69	$(5)	$(58)	$89

(a)	Substantially all expected severance costs will be applied to the reserves within one year.
(b)	Provision in 2003 excludes $22 million of curtailment costs related to other post-retirement benefits.
(c)	Includes minority interest.
(d)	Severance expense included in Loss From Discontinued Operations, net of tax in the Consolidated Statements of Operations was $22 million, $1 million and $7 million for 2005, 2004 and 2003, respectively.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

12. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Discontinued Operations

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	Loss from Discontinued Operations, Net of Tax
	(in millions)
Year Ended December 31, 2005
Field Services	$4	$—	$—	$—	$—	$—	$—	$—
DENA	2,193	(663)	(142)	(521)	(472)	(56)	(416)	(937)
International Energy	—	(3)	1	(4)	—	—	—	(4)
Crescent	2	1	—	1	10	4	6	7
Other	—	—	—	—	(9)	(4)	(5)	(5)

Total consolidated	$2,199	$(665)	$(141)	$(524)	$(471)	$(56)	$(415)	$(939)

Year Ended December 31, 2004
Field Services	$79	$3	$1	$2	$(17)	$(6)	$(11)	$(9)
DENA	2,307	(10)	418	(428)	—	—	—	(428)
International Energy	85	(12)	(1)	(11)	295	22	273	262
Crescent	2	—	—	—	9	4	5	5
Other	1	2	1	1	1	—	1	2

Total consolidated	$2,474	$(17)	$419	$(436)	$288	$20	$268	$(168)

Year Ended December 31, 2003
Field Services	$345	$9	$3	$6	$19	$7	$12	$18
DENA	4,165	(1,669)	(612)	(1,057)	—	—	—	(1,057)
International Energy	740	(53)	(4)	(49)	(242)	(119)	(123)	(172)
Crescent	5	—	—	—	18	7	11	11
Other	22	(7)	(1)	(6)	(28)	(11)	(17)	(23)

Total consolidated	$5,277	$(1,720)	$(614)	$(1,106)	$(233)	$(116)	$(117)	$(1,223)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	December 31, 2005	December 31, 2004
	(in millions)
Current assets	$1,528	$40
Investments and other assets	2,059	12
Property, plant and equipment, net	1,538	72

Total assets held for sale	$5,125	$124

Current liabilities	$1,488	$30
Long-term debt	61	14
Deferred credits and other liabilities	2,024	—

Total liabilities associated with assets held for sale	$3,573	$44

Field Services

In December 2004, based upon management’s assessment of the probable disposition of some plant and transportation assets in Wyoming, Field Services classified these assets as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. The book value of those assets was written down by $4 million ($3 million net of minority interest) to $10 million in December 2004, which represents the estimated fair value less cost to sell. The after tax loss and results of operations related to these assets were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. In February 2005, these assets were exchanged for certain gathering assets in Oklahoma of equivalent fair value.

In December 2004, Field Services sold gas system and treating plant assets in Southeast New Mexico and South Texas, respectively. Field Services sold these assets for proceeds of approximately $6 million, with the carrying value being approximately equal to the sales price. The after tax loss and related results of operations were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

In September 2004, Field Services recorded a pre-tax impairment charge of approximately $23 million ($16 million net of minority interest) related to management’s current assessment of some additional gathering, processing, compression and transportation assets in Wyoming being held for sale. The estimated fair value of these assets less cost to sell was $27 million and classified as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. The after tax loss and results of operations were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. In the first quarter of 2005, Field Services sold these assets for proceeds of $28 million, with the carrying value being approximately equal to the sales price.

In February 2004, Field Services sold gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million, which approximated these assets’ carrying value. The after tax gain and results of operations related to these assets were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In 2003, Field Services sold two packages of assets for a total sales price of $90 million. The after tax gain on these sales of $12 million and related operating results were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. The assets sold consisted of various gas processing plants and gathering pipelines in Mississippi, Texas, Alabama, Louisiana and Oklahoma.

DENA

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The DENA assets to be divested include:

•	Approximately 6,100 MW of power generation located primarily in the Western and Eastern United States, including all of the commodity contracts (primarily forward gas and power contracts) related to these facilities,

•	All remaining commodity contracts related to DENA’s Southeastern generation operations, which were substantially disposed of in 2004, and certain commodity contracts related to DENA’s Midwestern power generation facilities, and

•	Contracts related to DENA’s energy marketing and management activities, which include gas storage and transportation, structured power and other contracts.

Management intends to transfer DENA’s Midwestern generation assets, consisting of approximately 3,600 MW of power generation, and certain contracts related to the Midwestern generating facilities to Cinergy, as the anticipated merger with Cinergy provides a sustainable business model for those assets (see Notes 2 and 4 for further details on Duke Energy’s anticipated merger with Cinergy). The exit plan is expected to be completed by the end of the second quarter of 2006. In addition, management will continue to wind down the limited remaining operations of DETM. The financial statement presentation for the assets and contracts to be sold, and the related results of operations, are discussed below.

In connection with this exit plan, Duke Capital recognized pre-tax losses of approximately $1.1 billion in 2005 in Loss From Discontinued Operations, net of tax, in the Consolidated Statement of Operations. These losses principally related to:

•	The discontinuation of the normal purchase/normal sale exception for certain forward power and gas contracts (an approximate $1.9 billion pre-tax charge)

•	The reclassification of approximately $1.2 billion of pre-tax deferred net gains in AOCI for cash flow hedges of forecasted gas purchase and power sale transactions that will no longer occur as a result of the exit plan

•	Pre-tax impairments of approximately $0.2 billion to reduce the carrying value of the plants that are expected to be sold to their estimated fair value less cost to sell. Fair value of the assets that are expected to be sold was estimated based upon the signed agreement with LS Power, as discussed below.

•	Pre-tax losses of approximately $400 million as the result of selling certain gas transportation and structured contracts (as discussed further below), and

•	Pre-tax deferred gains in AOCI of approximately $200 million related to the discontinued cash flow hedges of forecasted gas purchase and power sale transactions, which were recognized as the forecasted transactions occurred.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Additionally, approximately $10 million of pre-tax deferred net losses remain in AOCI at December 31, 2005 related to hedges of forecasted transactions that are expected to occur prior to the anticipated disposal of the generation assets. This amount will be reclassified to earnings during 2006 as the forecasted transactions occur. In addition, as of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which includes approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 11). Approximately $500 million was incurred as of December 31, 2005, approximately $400 million of which was recognized in Loss From Discontinued Operations, net of tax. The actual amount of future additional charges related to the DENA exit plan will vary depending upon changes in market conditions and other factors, and could differ materially from the original estimate. DENA may also realize future potential gains on sales of certain plants which will be recognized when sold.

During 2005, DENA has entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. The total cash paid by Duke Capital under such contract sales or terminations during 2005 was approximately $400 million, excluding approximately $100 million of cash paid to Barclays, as discussed hereafter. These transactions resulted in pre-tax losses on sale of approximately $400 million, which are included in the $600 million to $800 million range of additional anticipated charges, as discussed above. Included in these amounts are the effects of DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to DENA’s Midwestern power generation facilities, and contracts related to DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays are commodity contracts associated with the near-term value of DENA’s West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Among other things, the agreement provides that effective immediately all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $100 million in 2005 and approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided DENA with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million. DENA will continue to service the contracts until novation or assignment for a monthly fee. The novation or assignment of physical power contracts was subject to FERC approval, which has been received in January 2006.

In January 2006, a Duke Capital subsidiary signed an agreement to sell to LS Power DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States, for approximately $1.5 billion. Duke Capital recognized a pre-tax gain of approximately $380 million in the fourth quarter of 2005, which offsets a portion of the impairment of approximately $0.6 billion recognized in the third quarter of 2005. The transaction is subject to FERC and Hart-Scott-Rodino approvals and is expected to close in the second quarter of 2006.

The net impairments of approximately $0.2 billion have been classified as a component of Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. See Note 7 for further details on the hedge accounting implications of this exit activity. The charge for the discontinuance of the normal purchase/normal sale exception and the reclassification of deferred gains in AOCI for cash flow hedges have been classified as a component of Loss from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As of December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets, except the Ft. Frances generation facility which was sold in October 2005 for proceeds approximating carrying value.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The results of operations of DENA’s Western and Eastern United States generation assets, including related commodity contracts, certain contracts related to DENA’s energy marketing and management activities and certain general and administrative costs, are required to be classified as discontinued operations for current and prior periods in the accompanying Consolidated Statements of Operations. GAAP requires an ongoing assessment of the continued qualification for discontinued operations presentation for the period up through one year following disposal. While this assessment requires judgment, management is not currently aware of any matters or events that are likely to occur that would impact the presentation of these operations as discontinued operations.

Although DENA’s Midwestern generation assets likely will be transferred to Cinergy if the Duke Energy merger with Cinergy is consummated, the results of operations for these assets, including related commodity contracts, do not qualify for discontinued operations classification and remain in continuing operations. Additionally, as discussed further in Note 2, DENA’s Southeastern generation operations, including related commodity contracts do not meet the requirements for discontinued operations classification due to Duke Capital’s continuing involvement with these operations. In addition, the results for DETM will continue to be reported in continuing operations until the wind down of these operations is complete.

See Note 3 for a discussion of the impacts of this exit activity on Duke Capital’s segment presentation.

In the first quarter of 2005, DENA’s Grays Harbor facility was sold to an affiliate of Invenergy LLC, resulting in a pre-tax gain of approximately $21 million (excludes any potential contingent consideration).

In the third quarter of 2005, DENA completed the sale of Bayside Power L.P. (Bayside) to affiliates of Irving Oil Limited (Irving), under which Irving would purchase DENA’s 75% interest in Bayside. The after tax gain on this sale is included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. Bayside was consolidated with the adoption of FIN 46R on March 31, 2004. Therefore, Bayside’s operating results after March 31, 2004 are included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. Prior operating results are not included in Discontinued Operations, as Bayside was previously accounted for as an equity method investment.

For the year ended December 31, 2004, DENA incurred net operating losses on its discontinued operations. DENA’s discontinued operations also included sales and impairments of merchant power plants located in Washington (“Grays Harbor” plant), Nevada (“Moapa” plant) and New Mexico (“Luna” plant) (collectively, the deferred plants). The deferred plants were a component of DENA’s Western United States generation assets that meets the requirements for discontinued operations classification for current and prior periods in the accompanying Consolidated Statements of Operations. Details are as follows:

•	The partially completed Moapa facility was sold to Nevada Power Company and resulted in $186 million in net proceeds and a pre-tax gain of approximately $140 million recorded in Loss from Discontinued Operations, net of tax, in the 2004 Consolidated Statement of Operations.

•	The partially completed Luna facility was sold to PNM Resources, Tucson Electric Power and Phelps Dodge Corporation. This sale resulted in net proceeds of $40 million and a pre-tax gain of $40 million recorded in Loss from Discontinued Operations, net of tax, in the 2004 Consolidated Statements of Operations.

•	In December 2004, DENA agreed to sell the partially completed Grays Harbor facility to an affiliate of Invenergy LLC.

Also, effective December 31, 2004, Duke Capital terminated it capital lease associated with the dedicated pipeline which would have transported natural gas to the plant. This termination resulted in a $20 million pre-tax charge recorded in Loss from Discontinued Operations, net of tax, in the 2004 Consolidated Statements of Operations. As discussed above, in the first quarter of 2005, Grays Harbor was sold.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

For the year ended December 31, 2003, DENA’s net operating loss from discontinued operations was due primarily to the following:

•	In the fourth quarter of 2003, Duke Capital decided not to fund completion of construction of three DENA deferred plants. The carrying value of these assets exceeded the fair value, resulting in an impairment charge of approximately $1.1 billion pre-tax ($515 million for Moapa, $270 million for Luna and $362 million for Grays Harbor) which was recorded in Loss from Discontinued Operations, net of tax, in the 2003 Consolidated Statement of Operations. The fair value of the deferred plants was estimated based primarily on analysis from outside advisors and information available from efforts to sell certain of these assets.

•	Certain forward power contracts related to the deferred plants had been primarily designated as normal purchases and normal sales in accordance with SFAS No. 133. In addition, certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges. As a result, a pre-tax charge of $452 million was recorded.

•	A power generation plant in Maine. During 2003, Duke Capital agreed to sell this plant and recorded a pre-tax impairment charge of $72 million for the portion of the carrying value in excess of the negotiated sales price for the plant. The sale that was anticipated did not occur. This plant was a component of DENA’s Eastern United States generation assets that meet the requirements for discontinued operations classification for current and prior periods in the accompanying Consolidated Statements of Operations.

•	An impairment charge of $64 million in 2003 associated with a change in the expected dispatch of Morro Bay, a plant in California. Fair value of this asset was estimated based primarily on discounted cash flow analysis.

International Energy

In order to eliminate exposure to international markets outside of Latin America and Canada, International Energy decided in 2003 to pursue a possible sale or IPO of International Energy’s Asia-Pacific power generation and natural gas transmission business (the Asia-Pacific Business). As a result of this decision, International Energy recorded an after tax loss of $233 million during the fourth quarter of 2003, which represented the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. Fair value of the business was estimated based primarily on comparable third party sales and analysis from outside advisors. This after tax loss was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

In the first quarter of 2004, International Energy determined it was likely that a bid in excess of the originally determined fair value would be accepted and thus recorded a $238 million after tax gain related to International Energy’s Asia-Pacific Business. The after tax gain was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations and restored the loss recorded during the fourth quarter of 2003.

In the second quarter of 2004, International Energy completed the sale of the Asia-Pacific Business to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after tax gain in the second quarter of 2004. The after tax gain was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. International Energy received approximately $390 million of cash proceeds, net of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific Business.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In 2003, International Energy restructured and began exiting its operations in Europe. International Energy sold its Dutch gas marketing business for $84 million and sold a power generation plant in France for $79 million. An after tax net gain of $11 million on these sales was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. An income tax benefit of approximately $101 million was also recorded in 2003, primarily associated with the $194 million goodwill impairment recognized in 2002 for the gas marketing business in Europe, the 2003 sale of that business and certain other exit costs. This tax benefit was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Associated with the sale of the European Business, International Energy holds a receivable from Norsk Hydro ASA with a fair value of $42 million as of December 31, 2005 and $54 million as of December 31, 2004. This balance is included in Receivables in the Consolidated Balance Sheets as of December 31, 2005 and 2004. In 2004, International Energy recorded a $14 million ($9 million after tax) allowance against the carrying value of the note based on management’s assessment of the probability of not collecting the entire note. The after tax loss was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

In 2003, International Energy completed the sale of its 85.7% majority interest in P.T. Puncakjaya Power (PJP) in Indonesia for $78 million. The sale resulted in a reduction to Duke Capital’s consolidated indebtedness of $259 million. International Energy recorded an immaterial after tax loss on the sale, which was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

The operating results related to these operations were included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Crescent

Crescent routinely develops real estate projects and operates those facilities until they are substantially leased and a sales agreement is finalized. If Crescent does not retain any significant continuing involvement after the sale, Crescent classifies the project as “discontinued operations” as required by SFAS No. 144.

In 2005, Crescent sold three commercial properties resulting in sales proceeds of approximately $44 million. The $6 million after tax gain on these sales was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

In 2004, Crescent sold one multi-family, two residential and two commercial properties resulting in sales proceeds of approximately $52 million. The $5 million after tax gain on these sales was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

In 2003, Crescent sold three retail centers and one apartment complex, all located in Florida, for a total sales price of approximately $77 million. The $11 million after tax gain on these sales was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Other

During 2004, Duke Capital received approximately $58 million from the sale or collection of all of DCP’s notes receivable. An immaterial after tax gain related to this transaction was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

During 2003, Duke Capital decided to exit the merchant finance business conducted by DCP. As a result, Duke Capital recorded an approximately $17 million after tax loss, which represents the excess of the carrying value of the notes receivable over the fair value, less costs to sell. Fair value of the notes receivable was estimated based primarily on discounted cash flow analysis. The after tax loss was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. The sale or collection of substantially all of DCP’s notes receivable was completed during 2004. DCP’s operating results are included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2005	2004
	(Years)	(in millions)
Land	—	$264	$189
Plant—Regulated
Natural gas transmission and distribution	20–82	10,561	10,178
Gathering and processing facilities	20–25	1,570	1,465
Other buildings and improvements	16–50	70	55
Plant—Unregulated
Electric generation(a)	20–50	3,899	5,693
Natural gas transmission and distribution	20–82	32	1,224
Gathering and processing facilities(a)	20–25	678	4,878
Other buildings and improvements(a)	16–50	27	64
Equipment(a)	3–40	446	598
Vehicles	3–20	97	104
Construction in process	—	415	314
Other(a)	5–122	1,027	1,100

Total property, plant and equipment		19,086	25,862
Total accumulated depreciation—regulated(b)		(2,508)	(2,509)
Total accumulated depreciation—unregulated(b)		(891)	(2,655)

Total net property, plant and equipment		$15,687	$20,698

(a)	Includes capitalized leases: $48 million for 2005 and $87 million for 2004.
(b)	Includes accumulated amortization of capitalized leases: $19 million for 2005 and $33 million for 2004.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $13 million for 2005, $11 million for 2004 and $44 million for 2003.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2005	2004
	(in millions)
Unsecured debt	7.0%	2006–2032	$8,857	$11,241
Secured debt	6.4%	2006–2024	1,270	1,114
Capital leases	8.2%	2006–2025	10	195
Other debt	1.2%	2006–2017	29	32
Commercial paper(a)	3.3%		83	68
Fair value hedge carrying value adjustment		2006–2032	21	37
Unamortized debt discount and premium, net			(3)	(7)

Total debt(b)			10,267	12,680
Current maturities of long-term debt			(1,394)	(1,326)
Short-term notes payable and commercial paper(c)			(83)	(68)

Total long-term debt(d)			$8,790	$11,286

(a)	The weighted-average days to maturity were 3 days as of December 31, 2005 and 9 days as of December 31, 2004.
(b)	As of December 31, 2005, $501 million of debt was denominated in Brazilian Reals and $3,917 million of debt was denominated in Canadian dollars. As of December 31, 2004, $485 million of debt was denominated in Brazilian Reals and $3,720 million of debt was denominated in Canadian dollars.
(c)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 3.3% as of December 31, 2005 and 2.5% as of December 31, 2004.
(d)	The current and non-current portions of DEFS’ long-term debt balances of approximately $600 million and approximately $1,650 million, respectively, as of December 31, 2004, are no longer included in Duke Capital’s consolidated debt balance due to the deconsolidation of DEFS in July 2005.

Unsecured Debt.    In November 2005, DEI issued floating rate debt in Guatemala for $87 million (in USD) and in El Salvador for $75 million (in USD). These debt issuances have variable interest rate terms and mature in 2015.

On September 21, 2005, Union Gas entered into a fixed-rate financing agreement denominated in 200 million Canadian dollars (approximately $171 million in U.S. dollar equivalents as of the issuance date) due in 2016 with an interest rate of 4.64%.

In August 2005, DEI issued project-level debt in Peru, of which $75 million is denominated in U.S. dollars and approximately $34 million (in U.S. dollar equivalents as of the issuance date) is denominated in Peru Nuevos Soles. This debt has terms ranging from four to six years as well as variable or fixed interest rate terms, as applicable.

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

In February 2004, Duke Capital remarketed $875 million of senior notes due in 2006, underlying its 8.25% Equity Units and reset the interest rate from 5.87% to 4.302%. As this action was contemplated in the original

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Equity Units issuance, the transaction had no immediate accounting implications. Subsequently, Duke Capital exchanged $475 million of the remarketed senior notes for $200 million of 4.37% senior unsecured notes due in 2009, and $288 million of 5.5% senior unsecured notes due in 2014. In accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” the $475 million of remarketed senior notes issued earlier at 4.302% was extinguished. This exchange transaction resulted in an approximate $11 million loss, which was included in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that were held by the collateral agent and, upon maturity, were used to satisfy the forward stock purchase contract component of the 8.25% Equity Units in May of 2004.

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

Secured Debt.    In December 2004, Duke Capital reached an agreement to sell its partially completed Grays Harbor power generation facility to an affiliate of Invenergy LLC. In 2004, Duke Capital also terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Capital in January 2005.

Other Assets Pledged as Collateral.    As of December 31, 2005, secured debt also consisted of various project financings, including Maritimes & Northeast Pipeline, LLC, Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and certain projects at Crescent. A portion of the assets, ownership interest and business contracts in these various projects are pledged as collateral.

Floating Rate Debt.    Unsecured debt, secured debt and other debt included approximately $1,213 million of floating-rate debt as of December 31, 2005, and approximately $500 million as of December 31, 2004. As of December 31, 2005 and 2004, $488 million and $462 million of Brazilian debt that is indexed annually to Brazilian inflation was included in floating rate debt. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars, and Banker’s Acceptances for debt denominated in Canadian dollars. As of December 31, 2005, the average interest rate associated with floating-rate debt was 7.2%.

Related Party Debt.    Other debt included $4 million related to a loan with D/FD as of December 31, 2005, and $17 million as of December 31, 2004. As part of the D/FD partnership agreement, excess cash has been loaned, without stated repayment terms, at current market rates to Duke Capital and Fluor Enterprises, Inc. The weighted-average rate of this loan was 3.47% as of December 31, 2005 and 1.98% as of December 31, 2004. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor. During 2003, Duke Capital and Fluor announced that they would dissolve D/FD and adopted a plan for an orderly wind-down of D/FD’s business. The wind-down has been substantially completed as of December 31, 2005 and is expected to be finalized by December 2006. The entire outstanding balance of the loan with D/FD has been classified as Current Maturities of Long-term Debt on the December 31, 2005 and 2004 Consolidated Balance Sheets.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2005

(in millions)
2006	$1,394
2007	634
2008	434
2009	1,089
2010	877
Thereafter	5,756

Total long-term debt(a)	$10,184

(a)	Excludes short-term notes payable and commercial paper of $83 million.

Annual maturities after 2010 include $112 million of long-term debt with call options, which provide Duke Capital with the option to potentially repay the debt early. Based on the years in which Duke Capital may first exercise its redemption options, it could potentially repay $112 million in 2007.

Available Credit Facilities and Restrictive Debt Covenants.    During the year ended December 31, 2005, Duke Capital’s consolidated credit capacity increased by approximately $425 million compared to December 31, 2004. Duke Capital added two new $100 million, 364-day bi-lateral credit facilities to provide additional letter of credit issuing capacity and at renewal increased its expiring 364-day letter of credit facility by $200 million. In addition, Duke Capital added three new 364-day credit facilities totaling $260 million to provide additional credit support. Westcoast and Union Gas renewed and replaced their credit facilities at existing levels. Duke Capital amended the $600 million multi-year syndicated facility to extend the expiration date. The credit facilities of DEFS ($250 million at December 31, 2004) are no longer included in Duke Capital’s consolidated available credit facilities due to the deconsolidation of Duke Capital’s investment in DEFS in July 2005 (see Note 2). In February of 2006, Duke Capital cancelled the $100 million 364-day bi-lateral credit facility and the $100 million one-year bi-lateral credit facility.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2005, Duke Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Credit Facilities Summary as of December 31, 2005

Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
(in millions)
Duke Capital LLC
$800 364-day syndicated(a),(b)	June 2006
$600 multi-year syndicated(a),(b)	June 2009
$130 three-year bi-lateral(b)	October 2007
$120 multi-year bi-lateral(b)	July 2009
$100 one-year bi-lateral(b)	June 2006
$260 364-day bi-lateral(a),(b)	June 2006
$100 364-day bi-lateral(b)	October 2006
Total Duke Capital LLC		$2,110	$—	$857	$857
Westcoast Energy Inc.
$86 364-day syndicated (b),(c)	June 2006
$172 multi-year syndicated (b),(d)	June 2010
Total Westcoast Energy Inc.		258	—	—	—
Union Gas
$258 364-day syndicated(e),(f),	June 2006	258	83	—	83

Total		$2,626	$83	$857	$940

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 100 million Canadian dollars.
(d)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars.
(e)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars totaling 300 million Canadian dollars.
(f)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.

Duke Capital has approximately $1,600 million of credit facilities which expire in 2006. It is Duke Capital’s intent to resyndicate less than the total amount of expiring credit facilities.

15. Preferred and Preference Stock at Duke Capital’s Subsidiaries

In connection with the Westcoast acquisition in 2002, Duke Capital assumed approximately $411 million of authorized and issued redeemable preferred and preference shares at Westcoast and Union Gas. These preferred and preference shares at Westcoast and Union Gas totaled $225 million at both December 31, 2005 and 2004. Since these preferred and preference shares are redeemable at the option of holder, as well as Westcoast and Union Gas, these preferred and preference shares do not meet the definition of a mandatorily redeemable instrument under SFAS No. 150. As such, these preferred and preference shares are considered contingently redeemable shares and are included in Minority Interests on the Consolidated Balance Sheets.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

16. Commitments and Contingencies

General Insurance

Duke Capital carries, through its captive insurance company, Bison, and its affiliates, insurance and reinsurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Duke Capital’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Capital’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) financial services insurance policies in support of the indemnification provisions of the company’s by-laws and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Bison is a member of Oil Insurance Limited (OIL) and sEnergy Insurance Limited (sEnergy), which provides property and business interruption reinsurance coverage respectively for Duke Capital’s facilities, and accounts for its membership under the cost method, as Duke Capital does not have the ability to exert significant influence. Should Bison terminate its membership in either OIL, sEnergy or both, it could be liable for additional premium assessments. Bison continues to be a member of OIL and sEnergy in 2006 and purchases coverages provided by both companies.

NorthSouth Insurance Company Limited, a subsidiary of Bison, insures exposures of Duke Power, an unconsolidated affiliate of Duke Capital (see Note 10).

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Clean Water Act.    The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Duke Capital’s three natural gas-fired generating facilities in California are affected sources under the rule. The three California facilities are part of the DENA business and are expected to be divested by the second quarter of 2006 as part of the transaction announced in January 2006 (see Note 12). The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Capital is not able to estimate its cost for complying with the rule at this time.

Extended Environmental Activities, Accruals.    Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $50 million as of December 31, 2005 and $76 million as of December 31, 2004. These accruals represent Duke Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Litigation

Western Energy Litigation and Regulatory Matters.    Since 2000, plaintiffs have filed 50 lawsuits in four Western states against Duke Capital affiliates, current and former Duke Energy executives, and other energy companies. Most of the suits seek class-action certification on behalf of electricity and/or natural gas purchasers. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants.

•	To date, one suit has been voluntarily dismissed by plaintiffs. Fourteen suits have been dismissed on filed rate and/or federal preemption grounds. The plaintiffs in these dismissed suits have appealed or are expected to appeal, and the U.S. Ninth Circuit Court of Appeals has affirmed the dismissals of eight of these lawsuits. The plaintiff in one of the dismissed actions affirmed by the Ninth Circuit petitioned the U.S. Supreme Court for certiorari, and, on June 27, 2005, the U.S. Supreme Court denied certiorari.

•

In July 2004, Duke Energy reached an agreement in principle resolving class-action litigation involving the purchase of electricity filed on behalf of ratepayers and other electricity consumers in California, Washington, Oregon, Utah and Idaho. This agreement is part of a more comprehensive settlement involving FERC refunds and other proceedings related to the Western energy markets during 2000-2001 (the California Settlement). The California Settlement resolved issues that arose under several investigations and regulatory proceedings at the state and federal levels involving Duke Capital, along with other energy suppliers and producers, that looked into the causes of high wholesale electricity prices in the Western United States during 2000 and 2001. FERC approved all provisions of the California Settlement (except for the class action portion which was subject to court approval) in December 2004. In December 2004, Duke Capital tendered all of the settlement

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

proceeds except for $7 million relating to the class-action settlement. On December 14, 2005, the court issued an order giving final approval to the settlement of these class action lawsuits with respect to Duke Capital, and these remaining funds were paid in 2005.

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

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bi-lateral power contracts between the parties in early 2001. SCE disputes DETM’s termination calculation and seeks in excess of $86 million plus interest. This matter proceeded to hearing in November 2005. In January 2006, the parties reached an agreement in principle to resolve the matters at issue in the arbitration. The agreement will require regulatory approval. Based on the level of damages claimed by the plaintiff, Duke Capital’s assessment of possible outcomes in this matter, and the referenced agreement in principle, Duke Capital does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

Commencing August 2003, plaintiffs filed three class-action lawsuits in the U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002. DETM, along with numerous other entities, is named as a defendant. The plaintiffs claim that the defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. On September 24, 2004, the court denied a motion to dismiss the plaintiffs’ claims filed on behalf of DETM and other defendants, and on September 30, 2005, the court certified the class. DETM has reached an agreement with the plaintiffs in these consolidated cases to resolve all issues and on February 8, 2006, the court granted preliminary approval of this settlement. The agreement is subject to final court approval after notification to all class members. Duke Capital does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

On January 28, 2005, four plaintiffs filed suit in Tennessee Chancery Court against Duke Capital affiliates and other energy companies seeking class action certification on behalf of indirect purchasers of natural gas who allege that they have been harmed by defendants’ manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and unlawfully exchanging information, resulting in artificially high natural gas prices paid by plaintiffs in the State of Tennessee. Alleging that defendants violated state antitrust laws and other laws, plaintiffs seek unspecified damages and other relief. Defendants removed this case to the United States District Court for the Western District of Tennessee in March 2005, and the case was transferred to a federal judge in Nevada in Multidistrict Litigation (MDL) proceeding 1566. Plaintiffs filed a motion to remand the case to state court, and the defendants filed motions to dismiss the complaint on various grounds, including the filed rate doctrine and federal preemption. The court has yet to rule on these motions. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

On August 8, 2005, a plaintiff filed a lawsuit in state court in Kansas against Duke Energy and DETM, as well as other energy companies, claiming that the plaintiff was harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements. Duke Energy removed this case to the United States District Court for the District of Kansas on September 8, 2005, and the case was subsequently transferred to a federal judge in the MDL 1566 proceeding. On September 26, 2005, a class action petition was filed by two plaintiffs in state court in Kansas against various defendants including Duke Energy and DETM, based on substantially similar allegations. This matter also was moved to federal court, and defendants are seeking to have the case transferred to the MDL 1566 proceeding. Plaintiffs have filed a motion to remand the case to state court. The plaintiffs in the foregoing cases claim the defendants violated Kansas’ antitrust laws and seek damages in unspecified amounts. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

Trading Related Investigations.    In 2002 and 2003, Duke Energy responded to information requests and subpoenas from the Securities and Exchange Commission (SEC) and to grand jury subpoenas issued by the U.S. Attorney’s office in Houston, Texas. The information requests and subpoenas sought documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in 2002 that the SEC formalized its trading-related investigation. In July 2005 the SEC approved Duke Energy’s offer of settlement to resolve the issues that were the subject of the SEC’s investigation regarding conduct that occurred in 2000 through June 2002. The terms of the settlement included the issuance of an order to Duke Energy to cease and desist from violating internal controls and books and records requirements under Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, but did not include a penalty or finding of fraud. Prior to 2005, Duke Capital subsidiaries took actions to remediate the issues that were raised in the SEC’s investigation regarding internal controls.

In April 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” They further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. Statements made by the U.S. Attorney’s office characterized Duke Energy as a victim in this activity and commended Duke Energy for its cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002, Duke Capital recorded the appropriate financial adjustments associated with the cited activities, and did not consider the financial effect to be material. In February 2005, one

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

of the three indicted former DETMI employees pled guilty to a “books and records” violation, and a superseding indictment was filed against the other two former employees, providing more detail and adding an allegation that the former employees intentionally circumvented internal accounting controls. After trial of the two remaining former DETMI employees in the fall of 2005, one was acquitted of all charges and the other was acquitted of seven out of nineteen charges. The trial judge declared a mistrial on the remaining counts and subsequently granted the U.S. Attorney’s request to dismiss the remaining counts against the former employee. In addition, the former employee who pled guilty to a “books and records” violation was permitted to withdraw his guilty plea.

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

Sonatrach/Sonatrading Arbitration.    Duke Energy LNG Sales Inc. (Duke LNG), a subsidiary of Duke Capital, claims in an arbitration commenced in January 2001 in London that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG seeks damages of approximately $27 million. Sonatrading and Sonatrach counter claim that Duke LNG repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach seek damages in the amount of approximately $250 million. In 2003, an arbitration tribunal issued a Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The hearing on damages issues commenced in September 2005 and will continue through the first quarter of 2006.

Citrus Trading Corporation (Citrus) Litigation.    In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in March 2003 in the U.S. District Court for the Southern District of Texas against Duke LNG and PanEnergy Corp alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience such a loss. After Citrus filed its lawsuit, Duke LNG terminated the Citrus Agreement and filed a counterclaim asserting that Citrus had breached the agreement by, among other things, failing to provide sufficient security under a letter of credit for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach, entitling Citrus to terminate the agreement and recover damages in the amount of approximately $187 million. The parties filed cross motions for partial summary judgment regarding the letter of credit issue which were subsequently denied by the Court. Other motions for partial summary judgment remain pending. No trial date has been set. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with the Sonatrach and Citrus matters.

Exxon Mobil Disputes.    In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Duke Energy,

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

DETMI, DTMSI Management Ltd. (DTMSI) and other subsidiaries of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, Exxon Mobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. Exxon Mobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were not specified in the arbitration demand. Duke Energy denies these allegations, and has filed counterclaims asserting that Exxon Mobil breached its Ventures obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Duke Energy’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of Exxon Mobil’s claims. Exxon Mobil filed a motion for reconsideration of the ruling as well as for an extension of the date for the arbitration hearing. Exxon Mobil also filed a motion to dismiss certain of Duke Energy’s counterclaims. Following a hearing in December 2005 on the motion for reconsideration, the arbitrators issued their ruling on January 26, 2006, generally reaffirming the original order, with a limited exception with respect to affiliate trades that is not expected to have a significant impact on the case. The panel also dismissed one of Duke Energy’s counterclaims. In response to a request from Exxon Mobil, the arbitration panel has postponed the commencement date of the arbitration hearing from January 2006 to October 2006 in Houston, Texas. On February 28, 2006, Duke Energy filed an expert report in support of its claims. On the same date, Exxon Mobil also filed a Second Amended Statement of Claim and various expert reports in support of its claims. Duke Energy is evaluating Exxon Mobil’s filings and expects to respond by August 2006. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain Exxon Mobil entities asserting that those entities wrongfully terminated two gas supply agreements with the Ventures and wrongfully failed to assume certain related gas supply agreements with other parties. A hearing in the Canadian arbitration, originally scheduled to commence in August 2005 in Calgary, Canada, began in March 2006. It is not possible to predict with certainty the damages that might be incurred by Duke Capital as a result of these matters.

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

Duke Capital has exposure to certain legal matters that are described herein. As of December 31, 2005, Duke Capital has recorded reserves of approximately $150 million for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5.

Duke Capital expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Hurricane Damage.    Duke Capital continues to assess and monitor damage assessments related to Hurricanes Katrina and Rita in the Gulf Coast in 2005. Duke Capital has recorded all losses known to date, and is currently not aware of any additional damages incurred which will have a material adverse impact on its consolidated results of operations, cash flows, or financial position. Duke Capital incurred net expenses of approximately $40 million (net of reinsurance receivables) related to Hurricanes Katrina and Rita.

Other.    As part of its normal business, Duke Capital is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. (For further information see Note 17.)

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

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. Total maximum exposure under the guarantee obligation as of December 31, 2005 is approximately $200 million, including principal and interest payments. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Duke Capital does not believe a loss under the guarantee obligation is probable as of December 31, 2005, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2005. No demands for payment have been made under the guarantee. If losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to economically recover such loss. As such recovery is a contingent gain, the timing of recognition of as well as the value of any future recovery may vary.

Operating and Capital Lease Commitments

Duke Capital leases assets in several areas of its operations. Consolidated rental expense for operating leases was $80 million in 2005, $79 million in 2004 and $81 million in 2003, and included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Amortization of assets recorded under capital leases was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2005:

	Operating Leases	Capital Leases
	(in millions)
2006	$39	$3
2007	31	2
2008	28	2
2009	26	2
2010	23	—
Thereafter	94	1

Total future minimum lease payments	$241	$10

17. Guarantees and Indemnifications

Duke Capital and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Capital and its subsidiaries enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Mixed Oxide (MOX) Guarantees.    Duke COGEMA Stone & Webster, LLC (DCS) is the prime contractor to the DOE under a contract (the Prime Contract) pursuant to which DCS will design, construct, operate and deactivate a domestic MOX fuel fabrication facility (the MOX FFF) and provide for the irradiation of the MOX fuel. The domestic MOX fuel project was prompted by an agreement between the United States and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of December 31, 2005, Duke Capital, through its indirect wholly owned subsidiary, Duke Project Services Group Inc. (DPSG), held a 40% ownership interest in DCS.

The Prime Contract consists of a “Base Contract” phase and three successive option phases. The DOE has the right to extend the term of the Prime Contract to cover the option phases on a sequential basis, subject to DCS and the DOE reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. As of December 31, 2005, DCS’ performance obligations under the Prime Contract included only the Base Contract phase and an initial segment of the first option phase covering mission reactor modifications.

DPSG and the other owners of DCS have issued a guarantee to the DOE, which in conjunction with the applicable guarantee provisions (as clarified by an April 2004 amendment) in the Prime Contract (collectively, the DOE Guarantee), obligates the owners of DCS to jointly and severally guarantee to the DOE that the owners of DCS will reimburse the DOE (in the event that DCS fails to provide such reimbursement) for any payments made by the DOE to DCS pursuant to the Prime Contract that DCS expends on costs that are not “allowable” under certain applicable federal acquisition regulations. DPSG has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee in excess of its proportional ownership percentage of DCS. Although the DOE Guarantee does not provide for a specific limitation on a guarantor’s reimbursement obligations, Duke Capital estimates that the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee is immaterial. As of December 31, 2005, Duke Capital had no liabilities recorded on its Consolidated Balance Sheets for the DOE Guarantee due to the immaterial amount of the estimated fair value of such guarantee.

In connection with the Prime Contract, Duke Energy, through Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) pursuant to which Duke Power will prepare its McGuire and Catawba nuclear reactors (the Mission Reactors) for use of the MOX fuel, and which also includes terms and conditions applicable to Duke Power’s purchase of MOX fuel produced at the MOX FFF for use in the Mission Reactors. The Duke Power Subcontract consists of a “Base Subcontract” phase and two successive option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. As of December 31, 2005, DCS’ performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and an initial segment of the first option phase covering mission reactor modifications.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Duke Capital has not recorded on its Consolidated Balance Sheets any liability for the potential exposure under the Duke Power Guarantee per FIN 45 because DPSG and Duke Power are under common control.

In February 2006, Duke Capital sold all of its ownership interest in DPSG to a third party, without retaining any of DPSG’s obligations under the DOE Guarantee or the Duke Power Guarantee. As a result of such sale, Duke Capital ceased to have any indirect ownership interest in DCS. However, the sale did not include any changes to the Duke Power Subcontract, under which Duke Power is a subcontractor to DCS with respect to the domestic MOX fuel project.

Other Guarantees and Indemnifications.    Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of December 31, 2005 was approximately $1,350 million. Of this amount, approximately $775 million relates to guarantees of payments and performance of affiliated entities such as Duke Energy Merchants (DEM) and approximately $375 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $175 million of the performance guarantees expire between 2006 and 2008, with the remaining performance guarantees expiring after 2008 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of December 31, 2005 was approximately $15 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of December 31, 2005 was approximately $600 million. Of this amount, approximately $525 million were issued on behalf of less than wholly owned consolidated entities with the remaining amount issued on behalf of affiliated entities. Substantially all of these letters of credit were issued on behalf of less than wholly owned consolidated entities and expire in 2006.

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of December 31, 2005, Duke Capital had guaranteed approximately $10 million of outstanding surety bonds related to obligations of non-wholly owned entities. The majority of these bonds expire in various amounts in 2006.

Natural Gas Transmission, International Energy, and Crescent have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission, International Energy, or Crescent would be required under the guarantees to make payment on the obligation of the less than wholly owned entity. As of December 31, 2005, Natural Gas Transmission was the guarantor of approximately $15 million of debt at Westcoast associated with less than wholly owned entities, which expire in 2019. International Energy was the guarantor of approximately $10 million of performance guarantees associated with less than wholly owned entities. Substantially all of these guarantees expire between 2006 and 2008. Crescent was the guarantor of approximately $15 million of debt associated with less than wholly owned entities, which expire in 2006.

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

In connection with Duke Capital’s sale of the Murray merchant generation facility to KGen, in August 2004, Duke Capital guaranteed in favor of a bank the repayment of any draws under a $120 million letter of credit issued by the bank to Georgia Power Company. The letter of credit, which expires in 2006, is related to the obligation of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005. Duke Capital will be required to ensure reissuance of this letter of credit or issue similar credit support until the power sales agreement expires in 2012. Duke Capital will operate the sold Murray facility under an operation and maintenance agreement with the KGen subsidiary. As a result, the guarantee has an immaterial fair value. Further, KGen has agreed to indemnify Duke Capital for any payments Duke Capital makes with respect to the $120 million letter of credit.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

In 1999, IDC issued approximately $100 million in bonds to purchase equipment for lease to Hidalgo, a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. Total maximum exposure under the guarantee obligation as of December 31, 2005 is approximately $200 million, including principal and interest payments. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Duke Capital does not believe a loss under the guarantee obligation is probable as of December 31, 2005, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2005. No demands for payment have been made under the guarantee. If losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to economically recover such loss. As such recovery is a contingent gain, the timing of recognition of as well as the value of any future recovery may vary.

Duke Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Capital’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Duke Capital is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

As of December 31, 2005, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Stock Option Activity

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2002	26,077	$34
Granted	6,972	15
Exercised	(334)	11
Forfeited	(6,660)	34

Outstanding at December 31, 2003	26,055	29
Exercised	(760)	15
Forfeited	(3,057)	32

Outstanding at December 31, 2004	22,238	29
Exercised	(1,716)	20
Forfeited	(1,029)	34

Outstanding at December 31, 2005	19,493	$29

Stock Options at December 31, 2005

	Outstanding			Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number (in thousands)	Weighted- Average Exercise Price
$9 to $14	3,229	7.1	$14	1,272	$14
$15 to $20	1,572	7.2	18	387	18
$21 to $24	298	2.5	22	298	22
$25 to $28	3,605	3.6	26	3,605	26
$29 to $33	2,691	2.8	30	2,668	30
$34 to $37	731	5.9	34	591	34
$38 to $39	4,333	6.0	38	4,299	38
> $39	3,034	5.0	43	3,034	43

Total	19,493	5.2	$29	16,154	$32

On December 31, 2004, certain employees of Duke Capital had 16.6 million exercisable options with a $32 weighted-average exercise price. On December 31, 2003, certain employees of Duke Capital had 15.9 million exercisable options with a $32 weighted-average exercise price.

There were no option grants during the years ended December 31, 2005 and 2004. The weighted-average fair value per option granted in 2003 was $4. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Weighted-Average Assumptions for Option-Pricing

2003
Stock dividend yield	3.5%
Expected stock price volatility	37.5%
Risk-free interest rates	3.6%
Expected option lives	7 years

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under restricted stock awards, performance awards and phantom stock awards. Stock-based performance awards granted under the 1998 Plan vest over periods from three to seven years. Vesting can occur in three years, at the earliest if performance is met. Duke Energy awarded 1,005,020 shares (fair value of approximately $27 million at grant dates) in 2005, 1,442,140 shares (fair value of approximately $31 million at grant dates) in 2004, and 75,000 shares (fair value of approximately $2 million at grant dates) in 2003. Compensation expense for the performance awards is charged to earnings over the vesting period and totaled $20 million in 2005, $8 million in 2004 and $2 million in 2003.

Phantom stock awards granted under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 924,170 shares (fair value of approximately $25 million at grant dates) in 2005, 1,169,090 shares (fair value of approximately $25 million at grant dates) in 2004, and 285,000 shares (fair value of approximately $5 million at grant dates) in 2003. Compensation expense for the phantom awards is charged to earnings over the vesting period and totaled $17 million in 2005, $11 million in 2004 and $6 million in 2003.

Restricted stock awards granted under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 47,000 shares (fair value of approximately $1 million at grant dates) in 2005, 169,160 shares (fair value of approximately $4 million at grant dates) in 2004, and 19,897 shares (fair value of less than $1 million at grant dates) in 2003. Compensation expense for restricted awards is charged to earnings over the vesting period and totaled $1 million in 2005, less than $1 million in 2004 and $1 million in 2003.

Duke Energy’s 1996 Stock Incentive Plan (the 1996 Plan) allowed four million shares of common stock for awards to employees. The 1996 Plan is not available for new awards and there are no awards outstanding under this plan. Compensation expense for restricted awards is charged to earnings over the vesting period and totaled $0 in 2005 and less than $1 million in 2004 and 2003.

19. Employee Benefit Plans

Duke Energy U.S. Retirement Plan.    Duke Capital and its subsidiaries participate in Duke Energy’s non-contributory defined benefit retirement plan. The plan covers most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy did not make any contributions to its defined benefit retirement plan in 2005. Duke Energy made voluntary contributions of $250 million in 2004 and $181 million in 2003. Duke Energy does not anticipate making a contribution to the plan in 2006.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 12 years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years. Duke Energy uses a September 30 measurement date for its defined benefit retirement plan.

The fair value of Duke Energy’s plan assets was $2,948 million as of September 30, 2005 and $2,477 million as of September 30, 2004. The projected benefit obligation was $2,853 million as of September 30, 2005 and $2,693 million as of September 30, 2004. The accumulated benefit obligation was $2,753 million at September 30, 2005 and $2,607 million at September 30, 2004.

Duke Capital’s net periodic pension benefit for the U.S. plan, as allocated by Duke Energy, was $21 million for 2005, $28 million for 2004 and $25 million for 2003.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Assumptions Used for Duke Energy’s U.S. Pension Benefits Accounting

	2005	2004	2003
	(percents)
Benefit Obligations
Discount rate	5.50	6.00	6.00
Salary increase	5.00	5.00	5.00
Net Period Benefit Cost
Discount rate	6.00	6.00	6.75
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Duke Energy also sponsors, and Duke Capital participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Capital expensed plan contributions, as allocated by Duke Energy, of $20 million in 2005, $20 million in 2004 and $24 million in 2003.

Duke Energy also maintains, and Duke Capital participates in, a non-qualified, non-contributory defined benefit retirement plan which covers certain U.S. executives. There are no plan assets. The projected benefit obligation for this plan was $86 million as of September 30, 2005 and $86 million as of September 30, 2004. Duke Capital recorded net periodic pension cost, as allocated by Duke Energy, of $4 million in 2005, $5 million in 2004, and $6 million in 2003.

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

Westcoast’s policy is to fund the DB plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefits to be paid. Contributions to the DC plans are determined in accordance with the terms of the plan. Duke Energy made contributions to the Westcoast DB plans of approximately $42 million in 2005, $26 million in 2004, and $10 million in 2003. Duke Energy anticipates that it will make contributions of approximately $40 million to the Westcoast DB plans in 2006. Duke Energy also made contributions to the DC plans of $3 million in 2005, $3 million in 2004, and $3 million in 2003. Duke Energy anticipates that it will make contributions to the DC plans of approximately $4 million in 2006.

The prior service cost and actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the DB retirement plans is 12 years. Westcoast uses a September 30 measurement date for its plans.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Components of Net Periodic Pension Costs for Westcoast—for the years ended December 31,

	2005	2004	2003
	(in millions)
Service cost benefit earned during the year	$9	$8	$7
Interest cost on projected benefit obligation	29	26	23
Expected return on plan assets	(27)	(24)	(24)
Amortization of prior service cost	1	—	—
Curtailment (gain)/loss	—	—	2
Amortization of loss	4	3	—
Special termination benefit cost	—	1	5

Net periodic pension costs	$16	$14	$13

Reconciliation of Funded Status to Net Amount Recognized for Westcoast—as of December 31,

	2005	2004
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$480	$434
Service cost	9	8
Interest cost	29	26
Actuarial (gain)/loss	89	(7)
Participant contributions	3	2
Plan amendments	—	6
Special termination benefits	—	6
Benefits paid	(28)	(26)
Obligation assumed from acquisition	11	—
Foreign currency exchange rate change	23	31

Obligation at measurement date	$616	$480

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$362	$324
Actual return on plan assets	63	27
Benefits paid	(28)	(26)
Employer contributions	48	11
Plan participants’ contributions	3	2
Assets received on acquisition	10	—
Foreign currency exchange rate change	17	24

Plan assets at measurement date	$475	$362

Funded status	$(141)	$(118)
Unrecognized net experience loss	122	68
Unrecognized prior service cost	8	9
Contributions made after measurement date	13	19

Net amount recognized	$2	$(22)

For Westcoast, the accumulated benefit obligation was $562 million at September 30, 2005 and $435 million at September 30, 2004.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Amounts Recognized in the Consolidated Balance Sheets for Westcoast Consist of:—as of December 31,

	2005	2004
	(in millions)
Accrued pension liability	$(76)	$(53)
Intangible asset	7	—
Deferred income tax asset	25	13
Accumulated other comprehensive income	46	18

Net amount recognized	$2	$(22)

Additional Information for Westcoast:

	2005	2004
	(in millions)
Increase / (decrease) in minimum liability included in other comprehensive income, net of tax	$28	$(3)

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets for Westcoast

	2005	2004
	(in millions)
Projected benefit obligation	$602	$479
Accumulated benefit obligation	551	434
Fair value of plan assets	464	361

Assumptions Used for Pension Benefits Accounting for Westcoast

	2005	2004	2003
	(percents)
Benefit Obligations
Discount rate	5.00	6.25	6.00
Salary increase	3.25	3.25	3.25
Net Period Benefit Cost
Discount rate	6.25	6.00	6.50
Salary increase	3.25	3.25	3.25
Expected long-term rate of return on plan assets	7.50	7.50	7.75

For Westcoast the discount rate used to determine the pension obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Plan Assets Westcoast:

Asset Category	Target Allocation	Percentage of Plan Assets at September 30
		2005	2004
Canadian equity securities	30%	42%	40%
US equity securities	15	11	12
EAFE securities(a)	15	15	16
Debt securities	40	32	32

Total	100%	100%	100%

(a)	EAFE—Europe, Australasia, Far East

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

The long-term rate of return of 7.25% as of September 30, 2005 for the Westcoast assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 2.7% for Canadian equities, 1.4% for U.S. equities, 1.45% for Europe, Australasia and Far East equities, and 1.7% for fixed income securities.

The following benefit payments, which reflect expected future service, as appropriate, as expected to be paid over the next five years and thereafter:

Expected Benefit Payments

Westcoast Plans
(in millions)
2006	$31
2007	31
2008	32
2009	32
2010	34
2011-2015	198

Westcoast also provides non-registered defined benefit supplemental pensions to all employees who retire under a defined benefit registered pension plan and whose pension is limited by the maximum pension limits under the Income Tax Act (Canada). Westcoast recognized net periodic pension expense of $5 million in 2005, $4 million in 2004, and $4 million in 2003. There are no plan assets. The projected benefit obligation was $84 million as of September 30, 2005 and $66 million as of September 30, 2004.

Duke Energy U.S. Other Post-Retirement Benefits.    Duke Capital and most of its subsidiaries, in conjunction with Duke Energy provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 14 years.

The fair value of Duke Energy’s plan assets was $242 million as of September 30, 2005 and $243 million as of September 30, 2004. The accumulated post-retirement benefit obligation was $791 million as of September 30, 2005 and $782 million as of September 30, 2004.

Duke Capital’s net periodic post-retirement benefit cost, as allocated by Duke Energy, was $19 million for 2005 and 2004 and $24 million for 2003.

Assumptions Used in Duke Energy’s U.S. Other Postretirement Benefits Accounting

	2005	2004	2003
	(percents)
Benefit Obligations
Discount rate	5.50	6.00	6.00
Salary increase	5.00	5.00	5.00
Net Period Benefit Cost
Discount rate	6.00	6.00	6.75
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

For measurement purposes, the net per capita cost of covered health care benefits for employees who are not eligible for Medicare is assumed to have an initial annual rate of increase of 8.5% in 2005 that will gradually decrease to 5.5% in 2009. For employees who are eligible for Medicare, an initial annual rate of increase of 11.5% in 2005 will gradually decrease to 5.5% in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in the assumed health care trend rate would change the allocated net periodic post-retirement benefit cost for Duke Capital to increase or decrease by approximately $1 million.

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

Other post-retirement benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. Actuarial gains and losses are amortized over the average remaining service period of the active employees covered by the plans. The average remaining service period of the active employees is 18 years.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast—for the years ended December 31,

	2005	2004	2003
	(in millions)
Service cost benefit earned during the year	$3	$3	$2
Interest cost on accumulated post-retirement benefit obligation	6	5	4
Amortization of prior service cost	(1)	(1)	—
Curtailment loss	—	—	1
Amortization of loss	1	1	—

Net periodic post-retirement benefit costs	$9	$8	$7

Reconciliation of Funded Status to Accrued Post-Retirement Benefit Costs—as of December 31,

	2005	2004
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$86	$81
Service cost	3	3
Interest cost	6	5
Actuarial (gain) loss	21	(5)
Benefits paid	(3)	(3)
Foreign currency impact	4	5

Accumulated post-retirement benefit obligation at measurement date	$117	$86

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$—	$—
Benefits paid	(3)	(3)
Employer contributions	3	3

Plan assets at measurement date	$—	$—

Funded status	$(117)	$(86)
Employer contributions made after measurement date	1	1
Unrecognized net experience loss	49	28
Unrecognized prior service cost	(11)	(12)

Accrued post-retirement benefit costs	$(78)	$(69)

Assumptions Used for Post-Retirement Benefits Accounting for Westcoast

	2005	2004	2003
	(percents)
Benefit Obligations
Discount rate	5.00	6.25	6.00
Salary increase	3.25	3.25	3.25
Net Period Benefit Cost
Discount rate	6.25	6.00	6.50
Salary increase	3.25	3.25	3.25

For Westcoast the discount rate used to determine the post-retirement obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Assumed Health Care Cost Trend Rates for Westcoast

	2005	2004
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Sensitivity to Changes in Assumed Health Care Cost Trend Rates Westcoast Plans

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	15	(13)

Westcoast expects to make the future benefit payments, which reflect expected future service, as appropriate. The following benefit payments are expected to be paid over each of the next five years and thereafter.

Expected Benefit Payments

Westcoast Plans
(in millions)
2006	$4
2007	4
2008	4
2009	4
2010	5
2011-2015	27

20. Other Income and Expense, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the years ended December 31,
	2005	2004	2003
	(in millions)
Income/(Expense)
Interest income	$69	$67	$14
Foreign exchange (losses) gains	(9)	22	2
AFUDC allowance	8	9	33
Realized and unrealized mark-to-market impact on discontinued hedges	(64)	—	—
Income related to a distribution from an investment at Crescent	45	—	—
Other	32	38	42

Total	$81	$136	$91

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

21. Subsequent Events

In January 2006, a Duke Capital subsidiary signed an agreement with LS Power to purchase DENA’s remaining fleet of power generation assets outside the Midwest (see Note 12 for additional information).

For information on subsequent events related to acquisitions and dispositions, regulatory matters (including shareholder approval of the Duke Energy merger with Cinergy), risk management and hedging activities, credit risk, and financial instruments, discontinued operations and assets held for sale, debt and credit facilities, commitments and contingencies, and guarantees and indemnifications, see Notes 2, 4, 7, 12, 14, 16, and 17.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2005
Operating revenues	$4,011	$3,972	$1,277	$1,706	$10,966
Operating income	468	575	949	374	2,366
Net income (loss)	651	128	(538)	429	670

2004
Operating revenues	$3,597	$3,375	$3,457	$4,319	$14,748
Operating income	172	524	481	518	1,695
Net income (loss)	96	277	(1,010)	510	(127)

During the first quarter of 2005, Duke Capital recorded the following unusual or infrequently occurring items: an approximate $0.9 billion (net of minority interest of approximately $0.3 billion) pre-tax gain on sale of Duke Energy Field Services, LLC’s wholly-owned subsidiary, Texas Eastern Products Pipeline Company, LLC (see Note 2); an approximate $100 million pre-tax gain on sale of Duke Capital’s limited partner interest in TEPPCO Partners, L.P. (see Note 2); an approximate $21 million pre-tax gain on sale of DENA’s partially completed Grays Harbor power plant in Washington State (see Note 2); and an approximate $230 million of unrealized pre-tax losses on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the anticipated deconsolidation of DEFS by Duke Capital (see Note 2).

During the third quarter of 2005, Duke Capital recorded the following unusual or infrequently occurring items: an approximate $1.3 billion pre-tax charge for the impairment of assets and the discontinuance of hedge accounting for certain positions at DENA, as a result of the decision to exit substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern Assets (see Note 12); an approximate $575 million pre-tax gain associated with the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% (see Note 2); an approximate $105 million of unrealized and realized pre-tax losses on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DEFS by Duke Capital (see Note 2); and approximately $90 million of gains at Crescent due primarily to income related to a distribution from an interest in a portfolio of office buildings and a large land sale.

During the fourth quarter of 2005, Duke Capital recorded the following unusual or infrequently occurring items: pre-tax gain of approximately $380 million, which reverses a portion of the third quarter DENA impairment, attributable to the planned asset sales to LS Power; and pre-tax losses of approximately $475 million for portfolio exit costs including severance, retention and other transaction costs at DENA (see Note 12).

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

During the second quarter of 2004, Duke Capital recorded the following unusual or infrequently occurring items: a $109 million (net of minority interest of $5 million) pre-tax gain related to the settlement of the Enron bankruptcy proceedings; a $39 million net increase in the pre-tax gains ($30 million increase to the after tax gains) originally recorded on the sales of International Energy’s Asia-Pacific Business (see Note 12) and its European Business; a $52 million release of various income tax reserves (see Note 5); and a $105 million pre-tax charge related to the California and Western U.S. energy markets settlement (see Note 16).

During the third quarter of 2004, Duke Capital recorded the following unusual or infrequently occurring items: a $48 million tax benefit related to the realignment of certain subsidiaries of Duke Capital and the pass-through structure of these for U.S. income tax purposes ($20 million is included in continuing operations, see Note 5, the remainder is in discontinued operations); a $1,030 million one time tax expense in 2004 related to the realignment of certain subsidiaries of Duke Capital and the pass-through structure of these for U.S. income tax purposes; and impairments of $45 million (net of minority interest of $26 million) related to asset impairments, losses on asset sales and write-down of equity investments at Field Services (see Note 11).

During the fourth quarter of 2004, Duke Capital recorded the following unusual or infrequently occurring items: $180 million of pre-tax gains associated with the sales of two DENA partially completed facilities, Luna and Moapa (see Note 12); a $59 million pre-tax correction of immaterial accounting errors related to the elimination of intercompany reserves at Bison (see Note 1); a $28 million pre-tax charge at Bison for reinsurance policies which have certain retrospective rating provisions ($12 million of which relates to the correction of an immaterial accounting error related to prior years) (see Note 1); a $51 million pre-tax charge related to the sale of DETM contracts that were held in a net liability position; $20 million in contract termination charges related to the DENA partially completed plant at Grays Harbor (see Note 12); approximately $42 million of impairment charges related to two Crescent residential developments in Payson, Arizona and one in Austin, Texas (see Note 11); and $8 million in bad debt charges recorded by Crescent related to notes receivable due from Rim Golf Investor LLC and Chaparral Pines Investor LLC. The bad debt charges are recorded in Operation, Maintenance and Other on the Consolidated Statement of Operations.

DUKE CAPITAL LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2005:
Allowance for doubtful accounts	$113	$21	$10	$38	$106
Other(b)	691	320	54	395	670

	$804	$341	$64	$433	$776

December 31, 2004:
Allowance for doubtful accounts	$236	$66	$3	$192	$113
Other(b)	969	219	94	591	691

	$1,205	$285	$97	$783	$804

December 31, 2003:
Allowance for doubtful accounts	$244	$46	$10	$64	$236
Other(b)	1,037	341	4	413	969

	$1,281	$387	$14	$477	$1,205

(a)	Principally cash payments and reserve reversals.
(b)	Principally property insurance reserves and litigation and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Duke Capital’s management, including its President and Chief Financial Officer and Controller, have evaluated the effectiveness of Duke Capital’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this annual report. Duke Capital’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Capital’s reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Duke Capital continuously evaluates its internal control over financial reporting and implements or modifies procedures and controls as necessary or desirable to enhance the reliability of Duke Capital’s internal control. However, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

PART III.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy that were charged to Duke Capital for 2005 and 2004. Fee amounts represent an allocation to Duke Capital of total Duke Energy fees as determined by management:

Type of Fees	FY 2005	FY 2004
	(In millions)
Audit Fees(a)	$15.7	$20.3
Audit-Related Fees(b)	3.0	2.5
Tax Fees(c)	4.9	4.8
All Other Fees(d)	0.3	0.1

Total Fees:	$23.9	$27.7

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Capital’s consolidated financial statements included in Duke Capital’s annual report on Form 10-K and review of financial statements included in Duke Capital’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Capital’s internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Capital’s financial statements, including assistance with acquisitions and divestitures, internal control reviews, employee benefit plan audits and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act.
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that prevents Duke Energy’s independent auditor from providing services to Duke Energy and its subsidiaries that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Duke Energy and its subsidiaries that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditor that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee. The Chairman has presented all approval decisions to the full Audit Committee. All engagements performed by the independent auditor in 2005 were approved by the Audit Committee pursuant to its pre-approval policy.

PART IV.

Item 15. Exhibits and Financial Statement Schedule.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Member’s Equity and Comprehensive Income (Loss) for the Years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 22 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(b) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2006	DUKE CAPITAL LLC (Registrant)

	By:	/s/ DAVID L. HAUSER
David L. Hauser President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	Principal executive officer:

/s/ DAVID L. HAUSER

David L. Hauser

President

(ii)	Principal financial and accounting officer:

/s/ STEVEN K. YOUNG

Steven K. Young

Chief Financial Officer and Controller

(iii)	Directors:

/s/ DAVID L. HAUSER

David L. Hauser

/s/ FRED J. FOWLER

Fred J. Fowler

/s/ JIM W. MOGG

Jim W. Mogg

Date: March 27, 2006

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Portions of the exhibit designated by a double asterisk (**) have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934.

Exhibit Number
2.1	Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of May 26, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4).
2.1.1	First Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of June 30, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.1).
2.1.2	Second Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of July 11, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.2).
2.2	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).
3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 3, 2004).
3.2	Limited Liability Company Agreement of registrant (filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on March 3, 2004).
10.1	Purchase and Sale Agreement dated as of February 24, 2005, by and between Enterprise GP Holdings LP and Duke Energy Field Services, LLC (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-25).
10.2	Term Sheet Regarding the Restructuring of Duke Energy Field Services LLC dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-26).
10.3	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation, dated as of July 5, 2005 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.5).
10.4	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2002, File No.1-4928, as Exhibit 10-18).
10.5	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).
10.6**	Master Transaction Agreement by and among Duke Energy Marketing America, LLC, Duke Energy North America, LLC, Duke Energy Trading and Marketing, L.L.C., Duke Energy Marketing Limited Partnership, Engage Energy Canada, L.P. and Barclays Bank PLC, dated as of November 17, 2005 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.8).
10.7	$800,000,000 364-Day Credit Agreement dated as of June 29, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank, PLC, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.3).

Exhibit Number

10.8	$600,000,000 Amended and Restated Credit Agreement dated as of June 30, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.2).

10.9	Loan Agreement dated as of February 25, 2005 between Duke Energy Field Services, LLC and Duke Capital LLC (filed with Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10.3)

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.