Form 10-Q
period 2006-03-31
DUKE CAPITAL LLC
filed 2006-05-15
CIK 1051116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended.

INDEX

DUKE CAPITAL LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital LLC’s (Duke Capital) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Capital’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Capital’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include the risk factors set forth in Item 1A of the Form 10-K of Duke Capital LLC for the year ended December 31, 2005 as well as the following:

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in Duke Capital’s service territories

•	Additional competition in electric or gas markets and continued industry consolidation

•	Political and regulatory uncertainty in other countries in which Duke Capital conducts business

•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which Duke Capital and its subsidiaries are subject

•	The results of financing efforts, including Duke Capital’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Capital’s credit ratings and general economic conditions

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Capital for Duke Energy’s defined benefit pension plans

•	The level of creditworthiness of counterparties to Duke Capital’s transactions

•	The amount of collateral required to be posted from time to time in Duke Capital’s transactions

•	Growth in opportunities for Duke Capital’s business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other projects

•	The performance of electric generation, pipeline and gas processing facilities and of projects undertaken by Duke Capital’s non-regulated businesses

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and

•	The ability to successfully complete merger, acquisition or divestiture plans, including the prices at which Duke Capital is able to sell assets; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Capital has described. Duke Capital undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DUKE CAPITAL LLC

Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$515	$2,843
Regulated natural gas and natural gas liquids	1,319	1,168
Total operating revenues	1,834	4,011
Operating Expenses
Natural gas and petroleum products purchased	639	2,645
Operation, maintenance and other	420	453
Fuel used in electric generation and purchased power	99	69
Depreciation and amortization	164	227
Property and other taxes	71	77
Impairment and other charges	—	121
Total operating expenses	1,393	3,592
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	26	42
Gains on Sales of Other Assets and Other, net	28	7
Operating Income	495	468
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	175	41
Gains on sales of equity investments	—	1,239
Other income and expenses, net	7	23
Total other income and expenses	182	1,303

Interest Expense	176	220
Minority Interest Expense	15	420
Earnings From Continuing Operations Before Income Taxes	486	1,131
Income Tax Expense from Continuing Operations	222	431
Income From Continuing Operations	264	700
Loss From Discontinued Operations, net of tax	(48)	(49)
Net Income	$216	$651

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Balance Sheets

(Unaudited)

(In millions)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$750	$485
Short-term investments	32	521
Receivables (net of allowance for doubtful accounts of $139 at March 31, 2006 and $106 at December 31, 2005)	1,507	1,920
Inventory	297	426
Assets held for sale	326	1,528
Unrealized gains on mark-to-market and hedging transactions	22	41
Other	933	1,529
Total current assets	3,867	6,450
Investments and Other Assets
Investments in unconsolidated affiliates	2,034	1,931
Goodwill	3,782	3,775
Notes receivable	145	138
Unrealized gains on mark-to-market and hedging transactions	58	87
Assets held for sale	2,614	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at March 31, 2006 and $17 at December 31, 2005)	1,326	1,281
Other	881	858
Total investments and other assets	10,840	11,667
Property, Plant and Equipment
Cost	19,704	19,335
Less accumulated depreciation and amortization	3,833	3,648
Net property, plant and equipment	15,871	15,687
Regulatory Assets and Deferred Debits	1,241	1,216
Total Assets	$31,819	$35,020

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Balance Sheets

(Unaudited)

(In millions)

	March 31, 2006	December 31, 2005
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Accounts payable	$803	$1,778
Notes payable and commercial paper	—	83
Taxes accrued	371	258
Interest accrued	170	155
Liabilities associated with assets held for sale	378	1,488
Current maturities of long-term debt	1,412	1,394
Unrealized losses on mark-to-market and hedging transactions	170	159
Other	1,637	1,892
Total current liabilities	4,941	7,207
Long-term Debt	8,841	8,790

Deferred Credits and Other Liabilities
Deferred income taxes	3,047	3,188
Unrealized losses on mark-to-market and hedging transactions	14	20
Liabilities associated with assets held for sale	988	2,085
Other	1,376	1,398
Total deferred credits and other liabilities	5,425	6,691

Commitments and Contingencies
Minority Interests	727	749

Member’s Equity
Member’s Equity	11,140	10,927
Accumulated other comprehensive income	745	656
Total member’s equity	11,885	11,583
Total Liabilities and Member’s Equity	$31,819	$35,020

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216	$651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	253
Gains on sales of investments in commercial and multi-family real estate	(26)	(42)
Gains on sales of equity investments and other assets	(6)	(1,271)
Impairment charges	—	121
Deferred income taxes	(143)	(99)
Minority Interest	15	413
Equity in earnings of unconsolidated affiliates	(175)	(41)
Contribution to company-sponsored pension plans	(11)	(13)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	72	17
Receivables	449	4
Inventory	236	221
Other current assets	790	(30)
Increase (decrease) in
Accounts payable	(970)	21
Taxes accrued	(65)	514
Other current liabilities	(277)	(126)
Capital expenditures for residential real estate	(115)	(91)
Cost of residential real estate sold	42	38
Other, assets	178	(201)
Other, liabilities	1	22
Net cash provided by operating activities	377	361
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(221)	(200)
Investment expenditures	(68)	(4)
Acquisitions, net of cash acquired	(90)	—
Purchases of available-for-sale securities	(4,413)	(9,368)
Proceeds from sales and maturities of available-for-sale securities	4,866	9,411
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	22	1,322
Proceeds from the sales of commercial and multi-family real estate	56	51
Settlement of net investment hedges and other investing derivatives	(36)	(162)
Other	(6)	(3)
Net cash provided by investing activities	110	1,047
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	6	4
Payments for the redemption of long-term debt	(39)	(168)
Notes payable and commercial paper	(84)	(66)
Distributions to minority interests	(157)	(195)
Contributions from minority interests	137	192
Advances to parent	(89)	—
Distributions to parent	—	(750)
Other	4	(3)
Net cash used in financing activities	(222)	(986)
Changes in cash and cash equivalents included in assets held for sale	—	(1)
Net increase in cash and cash equivalents	265	421
Cash and cash equivalents at beginning of period	485	503
Cash and cash equivalents at end of period	$750	$924

Supplemental Disclosures
Significant non-cash transactions:
Advances from parent converted to equity	$—	$267
AFUDC—equity component	$3	$1

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Statements of Member’s Equity and Comprehensive Income

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income
	Member’s Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	$11,307	$534	$536	$(21)	$—	$12,356

Net income	651	—	—	—	—	651
Other Comprehensive Income
Foreign currency translation adjustments		(15)	—	—	—	(15)
Net unrealized gains on cash flow hedges (a)		—	144	—	—	144
Reclassification into earnings from cash flow hedges (b)		—	59	—	—	59

Total comprehensive income						839

Distribution to parent	(750)	—	—	—	—	(750)
Advances from parent converted to equity	267	—	—	—	—	267
Other, net	(3)	—	—	—	—	(3)
Balance March 31, 2005	$11,472	$519	$739	$(21)	$—	$12,709

Balance December 31, 2005	$10,927	$779	$(79)	$(61)	$17	$11,583

Net income	216	—	—	—	—	216
Other Comprehensive Income
Foreign currency translation adjustments		59	—	—	—	59
Reclassification into earnings from cash flow hedges (b)		—	14	—	—	14
Other (c)		—	—	—	16	16

Total comprehensive income						305

Other, net	(3)	—	—	—	—	(3)
Balance March 31, 2006	$11,140	$838	$(65)	$(61)	$33	$11,885

(a)	Net unrealized gains on cash flow hedges, net of $73 tax expense in 2005.
(b)	Reclassification into earnings from cash flow hedges, net of $9 tax expense in 2006 and $30 tax expense in 2005. Reclassification into earnings from cash flow hedges for the three months ended March 31, 2006, is due primarily to the recognition of Duke Energy North America's (DENA's) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the plan to sell or otherwise dispose of substantially all of DENA's assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 10 and 12).
(c)	Net of $8 tax expense in 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (“Old Duke Energy”). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power).

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC (DEM) and Duke Energy Merchant Finance, LLC to Duke Capital LLC (collectively with its subsidiaries, Duke Capital) and Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to New Duke Energy. On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Duke Capital. Additionally, in April 2006, Duke Capital indirectly transferred to Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to CG&E approximately $1.6 billion of assets at their carrying value and approximately $0.2 billion of liabilities at their carrying value, for a net transfer of approximately $1.4 billion.

In connection with the transfer, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets.

Duke Capital, a wholly-owned subsidiary of Duke Energy, is a leading energy company located in the Americas with a real estate subsidiary. Duke Capital is a limited liability company which is a pass-through entity for U.S. income tax purposes. Duke Capital also owns corporations who file as part of the Duke Energy consolidated federal income tax return and file their own respective foreign and state corporate income tax returns. The income tax expense related to these corporations is included in the income tax expense of Duke Capital.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Capital and all majority-owned subsidiaries where Duke Capital has control, and those variable interest entities where Duke Capital is the primary beneficiary.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Capital’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Capital’s Form 10-K for the year ended December 31, 2005.

Effective July 1, 2005, Duke Capital deconsolidated Duke Energy Field Services, LLC (DEFS) due to a reduction in ownership and its inability to exercise control over DEFS. DEFS has been accounted for as an equity method investment since July 1, 2005.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. In 2005, Duke Capital recorded prior period reclassifications of management fees charged to an unconsolidated affiliate of Duke Capital (See Note 16).

Certain other prior period amounts have been reclassified to conform to the presentation for the current period.

2. Stock-Based Compensation

Duke Capital and its subsidiaries are allocated stock-based compensation expense from Old Duke Energy as certain of its employees participate in Old Duke Energy’s stock-based compensation programs. Effective January 1, 2006, Old Duke Energy adopted the provisions

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Old Duke Energy previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Old Duke Energy elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R).

Duke Capital recorded stock-based compensation expense for the three months ended March 31, 2006 and 2005 as follows, the components of which are further described below:

	Three Months Ended March 31
	2006	2005
	(in millions)
Stock Options	$2	$—
Stock Appreciation Rights	—	1
Phantom Stock	4	3
Performance Awards	4	6

Total	$10	$10

The tax benefit associated with the recorded expense for the three months ended March 31, 2006 and 2005 was approximately $4 million. There were no material differences in income from continuing operations, income from income taxes, net income or cash flows from the adoption of SFAS No. 123(R).

The following table shows what net income would have been for Duke Capital if Old Duke Energy had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation

Three months ended March 31, 2005
(in millions)
Net Income, as reported	$651

Add: stock-based compensation expense included in reported net income, net of related tax effects	6
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(6)

Pro forma net income, net of related tax effects	$651

Old Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Old Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Old Duke Energy issues new shares upon exercising or vesting of share-based awards.

Upon the acquisition of Westcoast Energy, Inc. (Westcoast), Old Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Old Duke Energy stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	19,493	$29
Exercised	(493)	21
Forfeited or expired	(125)	33

Outstanding at March 31, 2006	18,875	29	5.0	$78

Exercisable at March 31, 2006	16,675	$31	4.6	49

On December 31, 2005, Duke Capital employees had 16 million exercisable Old Duke Energy options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $4 million and $7 million, respectively. Cash received by Old Duke Energy from options exercised during the three months ended March 31, 2006 was approximately $10 million, with a related tax benefit to Old Duke Energy of approximately $1 million.

There were no option grants during the three months ended March 31, 2006 or during the year ended December 31, 2005. Remaining compensation expense to be recognized for unvested options was determined using a Black-Scholes model.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial.

Stock-based performance awards outstanding under the 1998 Plan vest over periods from three to seven years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Old Duke Energy awarded 1,002,710 shares (fair value of approximately $27 million, based on the market price of Old Duke Energy’s common stock at the grant date) in the first quarter of 2005.

The following table summarizes information about stock-based performance awards to Duke Capital employees outstanding at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,351,972	$25
Granted	—	—
Vested	(114,000)	27
Forfeited	(63,656)	25
Canceled	—	—

Outstanding at March 31, 2006	2,174,316	$25

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was approximately $3 million. As of March 31, 2006, Duke Capital had approximately $20 million of compensation expense which is expected to be recognized by Duke Capital over a weighted-average period of 1.2 years.

Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Old Duke Energy awarded 823,470 shares (fair value of approximately $22 million, based on the market price of Old Duke Energy’s common stock at the grant date) to Duke Capital employees in the first quarter of 2005.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about phantom stock awards outstanding to Duke Capital employees at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,009,641	$25
Granted	—	—
Vested	(396,283)	25
Forfeited	(29,924)	25
Canceled	—	—

Outstanding at March 31, 2006	1,583,433	$25

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was approximately $10 million and $5 million, respectively. As of March 31, 2006, Duke Capital had approximately $18 million of compensation expense which is expected to be recognized by Duke Capital over a weighted-average period of 2.8 years.

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. Old Duke Energy awarded zero shares in the first quarter of 2006 and 35,000 shares (fair value of approximately $1 million, based on the market price of Old Duke Energy’s common stock at the grant date) in the first quarter of 2005.

The following table summarizes information about other stock awards to Duke Capital employees outstanding at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	122,937	$25
Granted	—	—
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2006	104,307	$26

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was less than $1 million in both periods. As of March 31, 2006, Duke Capital had approximately $1 million of compensation expense which is expected to be recognized by Duke Capital over a weighted-average period of 1.8 years.

3. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory

	March 31,	December 31,
	2006	2005
	(in millions)

Materials and supplies	$142	$130
Natural gas	140	269
Petroleum products	15	27

Total inventory	$297	$426

4. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants. During the three months ended March 31, 2006, Duke Capital’s consolidated credit capacity decreased by $200 million due to the termination of a $100 million one-year bi-lateral credit facility and a $100 million 364-day bi-lateral credit facility.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2006, Duke Capital was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Facilities Summary as of March 31, 2006

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
(in millions)
Duke Capital LLC
$800 364-day syndicated (a), (b)	June 2006
$600 multi-year syndicated (a), (b)	June 2009
$130 three-year bi-lateral (b)	October 2007
$120 multi-year bi-lateral (b)	July 2009
$260 364-day bi-lateral (a), (b)	June 2006
Total Duke Capital LLC		$1,910	$—	$408	$408

Westcoast Energy Inc.
$86 364-day syndicated (b), (c)	June 2006
$172 multi-year syndicated (b), (d)	June 2010
Total Westcoast Energy Inc.		258	—	—	—

Union Gas Limited
$258 364-day syndicated (e), (f)	June 2006	258	—	—	—

Total		$2,426	$—	$408	$408

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 100 million Canadian dollars.
(d)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars.
(e)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars totaling 300 million Canadian dollars.
(f)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.

5. Employee Benefit Obligations

Duke Capital participates in New Duke Energy’s non-contributory defined benefit retirement plan. Duke Capital’s net periodic pension benefit as allocated by Old Duke Energy for its U.S. plan, was $4 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

The following table shows the components of the net periodic pension costs for the Westcoast Energy, Inc. (Westcoast) Canadian retirement plans.

Components of Net Periodic Pension Costs for Westcoast (in millions)—for the three months ended March 31,

	2006	2005
Service cost	$3	$2
Interest cost on projected benefit obligation	8	7
Expected return on plan assets	(8)	(6)
Amortization of loss	2	1

Net periodic pension costs	$5	$4

New Duke Energy’s policy is to fund amounts for its U.S. retirement plan on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Old Duke Energy has not made contributions to its U.S. retirement plan for the three months ended March 31, 2006. New Duke Energy does not anticipate making a contribution to the U.S. retirement plan for the remainder of 2006.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Westcoast’s policy is to fund the defined benefit (DB) retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Old Duke Energy has contributed $10 million to the Westcoast DB plans for the three months ended March 31, 2006 compared to $12 million for the three months ended March 31, 2005. New Duke Energy anticipates that it will make additional contributions of approximately $30 million for the remainder of 2006. Old Duke Energy has contributed $1 million to the Westcoast DC plans for the three months ended March 31, 2006 and March 31, 2005. New Duke Energy anticipates that it will make additional contributions of approximately $2 million for the remainder of 2006.

Duke Capital, in conjunction with New Duke Energy, provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Capital’s net periodic post-retirement costs as allocated by Old Duke Energy was $5 million for the three months ended March 31, 2006 and 2005.

The following table shows the components of the net periodic post-retirement benefit costs for the Westcoast other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast (in millions)—for the three months ended March 31,

	2006	2005
Service cost benefit	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	1
Amortization of loss	1	—

Net periodic post-retirement benefit costs	$3	$2

New Duke Energy also sponsors, and Duke Capital participates in, employee savings plans that cover substantially all U.S. employees. Duke Capital expensed plan contributions, including amounts allocated by Old Duke Energy, of $9 million for the three months ended March 31, 2006 compared to $8 million for the three months ended March 31, 2005.

6. Marketable Securities

During the three months ended March 31, 2006, Duke Capital’s Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contracts. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the three months ended March 31, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities. During the three months ended March 31, 2006, these securities were sold and an additional gain of approximately $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations for the three months ended March 31, 2006.

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

During the first quarter of 2006, Duke Energy International (DEI) closed on two transactions which resulted in the acquisition of an additional 27.1% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and natural gas liquids and the generation, transmission and sale of electricity from a 169-megawatt power plant. These acquisitions increased DEI’s ownership in Aguaytia to approximately 65% and resulted in Duke Capital accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

During the first quarter of 2006, DENA acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. The assets and liabilities of Bridgeport have been classified as Assets Held For Sale in the accompanying Consolidated Balance Sheet as of March 31, 2006, and are included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 10).

On April 3, 2006, the previously announced merger between Old Duke Energy and Cinergy was consummated (see Note 1 for additional information). The merger will be accounted for under the purchase method of accounting with Old Duke Energy treated as the acquirer for accounting purposes. Based on the market price of Old Duke Energy common stock during the period including the two trading days before through the two trading days after May 9, 2005, the date Old Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9 billion and will result in incremental goodwill to New Duke Energy estimated at approximately $4 billion.

Dispositions. For the three months ended March 31, 2006, the sale of other assets and businesses resulted in approximately $22 million in proceeds and net pre-tax gains of $28 million recorded in Gains on Sales of Other Assets and Other, net. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 10, and sales by Crescent Resources LLC (Crescent) which are discussed separately below. Significant sales of other assets during the three months ended March 31, 2006 are detailed as follows:

•	Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million which was recorded in Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customer’s transportation contracts, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows From Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million, of which approximately $23 million was recorded in Gains on Sales of Other Assets and Other, net and approximately $1 million was recorded in Other Income and Expenses, net in the accompanying Consolidated Statements of Operations (see Note 6).

For the three months ended March 31, 2006, Crescent’s commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

For the three months ended March 31, 2005, the sale of other assets and businesses resulted in approximately $1.2 billion in proceeds, net pre-tax gains of $7 million recorded in Gains on Sales of Other Assets and Other, net and pre-tax gains of $1.2 billion recorded in Gains on Sales of Equity Investments on the Consolidated Statements of Operations. These sales exclude assets held for sale as of March 31, 2005 and reflected in discontinued operations, both of which are discussed in Note 10, and sales by Crescent which are discussed separately below. Significant sales of other assets and equity investments during the three months ended March 31, 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which have been classified as Gains on Sales of Equity Investments in the Consolidated Statement of Operations for the three months ended March 31, 2005. Minority Interest Expense of $343 million was recorded in the Consolidated Statement of Operations for the three months ended March 31, 2005 to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of the TEPPCO GP.

For the three months ended March 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $51 million of proceeds and $42 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

8. Severance

As discussed further in Note 10, during the third quarter of 2005, the Board of Directors of Old Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA anticipates involuntary termination of approximately 250 employees by the end of the third quarter of 2006. Management anticipates future severance costs related to this exit plan not included in the following table will be immaterial.

Severance Reserve

	Balance at January 1, 2006	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2006
	(in millions)
Natural Gas Transmission	$3	$(1)	$—	$2
DENA	25	(8)	(3)	14
Other	2	1	—	3

Total (a)	$30	$(8)	$(3)	$19

(a)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

9. Impairments and Other Charges

Field Services. During the three months ended March 31, 2005, the Field Services business unit recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. See Note 12 for a discussion of the impacts of the DEFS disposition transaction on certain cash flow hedges.

10. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations

		Operating (Loss) Income			Net Loss on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating Income (Loss), Net of Tax	Pre-tax Loss on Dispositions	Income Tax Benefit	Loss on Dispositions, Net of Tax	Loss from Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
DENA	$354	$(10)	$(73)	$63	$(156)	$(57)	$(99)	$(36)
International Energy	—	—	—	—	(19)	(7)	(12)	(12)

Total consolidated	$354	$(10)	$(73)	$63	$(175)	$(64)	$(111)	$(48)

Three Months Ended March 31, 2005
Field Services	$4	$—	$—	$—	$(1)	$—	$(1)	$(1)
DENA	491	4	54	(50)	—	—	—	(50)
International Energy	—	2	—	2	—	—	—	2

Total consolidated	$495	$6	$54	$(48)	$(1)	$—	$(1)	$(49)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	March 31, 2006	December 31, 2005
	(in millions)
Current assets	$326	$1,528
Investments and other assets	1,085	2,059
Property, plant and equipment, net	1,529	1,538

Total assets held for sale	$2,940	$5,125

Current liabilities	$378	$1,488
Long-term debt	61	61
Deferred credits and other liabilities	927	2,024

Total liabilities associated with assets held for sale	$1,366	$3,573

DENA

During the third quarter of 2005, Old Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The DENA assets to be divested include:

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

Management has transferred DENA’s Midwestern generation assets, consisting of approximately 3,600 MW of power generation, and certain contracts related to the Midwestern generating facilities to CG&E, as Old Duke Energy’s merger with Cinergy provides a sustainable business model for those assets (see Note 7 for further details on the Cinergy merger). The exit plan is expected to be completed by the end of the third quarter of 2006. In addition, management will continue to wind down the limited remaining operations of Duke Energy Trading and Marketing, LLC (DETM). The financial statement presentation for the assets and contracts to be sold, and the related results of operations, are discussed below.

Approximately $3 million of pre-tax deferred net losses remain in AOCI at March 31, 2006 related to hedges of forecasted transactions that are expected to occur prior to the anticipated disposal of the generation assets. This amount will be reclassified to earnings during the remainder of 2006 as the forecasted transactions occur. In addition, as of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 8). Approximately $625 million has been incurred from the announcement date through March 31, 2006, of which approximately $160 million was incurred during the three months ended March 31, 2006 and was recognized in Loss From Discontinued Operations, net of tax. The actual amount of future additional charges related to the DENA exit plan will vary depending upon changes in market conditions and other factors, and could differ materially from the original estimate.

During 2006 and 2005, DENA entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. The total cash paid by Duke Capital under such contract sales or terminations during 2006 was approximately $155 million, excluding approximately $600 million of cash paid to Barclays Bank, PLC (Barclays), as discussed hereafter. These transactions resulted in pre-tax losses on sale of approximately $160 million during the three months ended March 31, 2006, which were recorded in Loss From Discontinued Operations, net of tax, and are included in the $625 million incurred from the announcement date through March 31, 2006, as discussed above. Included in this amount are the effects of DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to DENA’s Midwestern power generation facilities, and contracts related to DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays are commodity contracts associated with the near-term value of

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

DENA’s West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Among other things, the agreement provided that effective upon execution all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided DENA with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million. DENA will continue to service, for a monthly fee, the contracts until novation or assignment. The novation or assignment of physical power contracts was subject to FERC approval, which was received in January 2006.

In January 2006, a Duke Capital subsidiary signed an agreement to sell to LS Power DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale are expected to be approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million are subject to LS Power obtaining certain state regulatory approvals. Subject to the resolution of these contingencies, an additional gain on the disposition of these assets could be recognized in a future period.

As of March 31, 2006 and December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets.

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

Although DENA’s Midwestern generation assets have been transferred to CG&E (see Note 1), the results of operations for these assets, including related commodity contracts, do not qualify for discontinued operations classification and remain in continuing operations. Additionally, DENA’s Southeastern generation operations, including related commodity contracts do not meet the requirements for discontinued operations classification due to Duke Capital’s continuing involvement with these operations. In addition, the results for DETM will continue to be reported in continuing operations until the wind down of these operations is complete.

In the first quarter of 2005, DENA’s Grays Harbor facility was sold to an affiliate of Invenergy LLC, resulting in a pre-tax gain of approximately $21 million (excludes any potential contingent consideration).

International Energy

International Energy has recognized a receivable from Norsk Hydro ASA that relates to purchase price adjustments on the prior sale of International Energy’s European business. During the three months ended March 31, 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after tax) against this receivable, which was recorded in Loss From Discontinued Operations, net on the Consolidated Statements of Operations. At March 31, 2006 and December 31, 2005, the carrying value of the receivable was approximately $24 million and $42 million, respectively, and is included in Receivables in the Consolidated Balance Sheets.

Field Services

In December 2004, based upon management’s assessment of the probable disposition of certain plant and transportation assets in Wyoming, Field Services classified these assets as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. The book value of those assets was written down by $4 million ($3 million net of minority interest) to $10 million in December 2004, which represents the estimated fair value less cost to sell. The results of operations related to these assets were included in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In February 2005, these assets were exchanged for certain gathering assets in Oklahoma of equivalent fair value.

In September 2004, Field Services recorded a pre-tax impairment charge of approximately $23 million ($16 million net of minority interest) related to management’s assessment of some additional gathering, processing, compression and transportation assets in Wyoming being held for sale. The estimated fair value of these assets less cost to sell was $27 million and they were classified as Assets Held For Sale in the Consolidated Balance Sheets as of December 31, 2004. The after-tax loss and results of operations were included in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In the first quarter of 2005, Field Services sold these assets for proceeds of approximately $28 million.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

11. Business Segments

Duke Capital operates the following business units: Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Except for DENA, all of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to the September 2005 announcement of the exiting of the majority of DENA’s businesses, DENA’s operations were considered a separate reportable segment. There is no aggregation within Duke Capital’s defined business segments.

The remainder of Duke Capital’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes DENA’s continuing operations (which has been transferred to CG&E in April 2006), certain unallocated corporate costs, certain discontinued hedges, DukeNet Communications, LLC, Bison Insurance Company Limited (Bison), Duke Capital’s wholly owned, captive insurance subsidiary, and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD). See Note 1 for additional asset transfers into and out of Duke Capital in April 2006.

In February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Duke Capital sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP, an unrelated third party (see Note 7).

During the first quarter of 2005, Duke Capital discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 12 for further discussion.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

Business Segment Data (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended March 31, 2006
Natural Gas Transmission	$1,468	$6	$1,474	$438
Field Services (c)	—	—	—	144
International Energy	231	—	231	87
Crescent	71	—	71	42

Total reportable segments	1,770	6	1,776	711
Other	64	10	74	(57)
Eliminations	—	(16)	(16)	—
Interest expense	—	—	—	(176)
Interest income and other (b)	—	—	—	8

Total consolidated	$1,834	$—	$1,834	$486

Three Months Ended March 31, 2005
Natural Gas Transmission	$1,155	$36	$1,191	$411
Field Services (c)	2,542	116	2,658	919
International Energy	168	—	168	68
Crescent	64	—	64	52

Total reportable segments	3,929	152	4,081	1,450
Other	82	(100)	(18)	(115)
Eliminations	—	(52)	(52)	—
Interest expense	—	—	—	(220)
Interest income and other (b)	—	—	—	16

Total consolidated	$4,011	$—	$4,011	$1,131

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(c)	In July 2005, Old Duke Energy caused a subsidiary of Duke Capital to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three months ended March 31, 2005 and as an equity method investment for the three months ended March 31, 2006.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Segment Assets

	March 31, 2006	December 31, 2005
	(in millions)
Natural Gas Transmission	$18,695	$18,692
Field Services	1,415	1,423
DENA (a)	4,097	7,300
International Energy	3,406	3,163
Crescent	1,662	1,541

Total reportable segments	29,275	32,119
Other	3,212	3,667
Eliminations and reclassifications (b)	(668)	(766)

Total consolidated assets	$31,819	$35,020

(a)	DENA’s segment assets include DENA assets held for sale and other assets not included in DENA’s continuing operations as of March 31, 2006 and December 31, 2005.
(b)	Represents reclassification of federal tax balances in consolidation and the elimination of intercompany assets, such as accounts receivable and interest receivable.

In conjunction with Old Duke Energy’s merger with Cinergy, effective April 3, 2006, Duke Capital has adopted new business segments that management believes properly align the various operations of the merged companies with how the chief operating decision maker will view the business. Accordingly, effective with the second quarter of 2006, the Duke Capital reportable business segments are as follows:

•	Natural Gas Transmission—segment will be the same as former Duke Capital business segment
•	Field Services—segment will be the same as former Duke Capital business segment
•	International—will consist of Duke Energy International (DEI) and a portion of Cinergy’s international operations
•	Crescent—segment will be the same as former Duke Capital business segment

12. Risk Management Instruments

The following table shows the carrying value of Duke Capital’s derivative portfolio as of March 31, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value

	March 31, 2006	December 31, 2005
	(in millions)
Hedging	$(13)	$(2)
Trading	—	5
Undesignated	(91)	(54)

Total	$(104)	$(51)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Capital’s Consolidated Balance Sheets, excluding approximately $1.2 billion of derivative assets and $1.3 billion of derivative liabilities which were transferred to assets and liabilities held for sale.

The $37 million decrease in the undesignated derivative portfolio fair value is due primarily to realization of mark-to-market gains at DENA and mark-to-market movements as a result of higher commodity prices, partially offset by realized losses on certain contracts held by Duke Capital related to Field Services’ commodity price risk. As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Capital has discontinued hedge accounting for certain contracts held by Duke Capital related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $230 million of pre-tax losses were recognized in earnings by Duke Capital as of March 31, 2005. These charges have been classified in the accompanying Consolidated Statements of Operations as follows: upon discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges, while approximately $110 million of pre-tax losses were recognized prior to the deconsolidation of DEFS as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues as of March 31, 2005. Approximately $24 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Capital during the three months ended March 31, 2006 as a component of Other Income and Expenses, net as of a result of Duke Capital’s investment in DEFS being accounted for using the equity method. Cash settlements on these contracts during the three months ended March 31, 2006 of approximately $40 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Included in Other Current Assets in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are collateral assets of approximately $558 million and $1,209 million, respectively, which represents cash collateral posted by Duke Capital with other third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are collateral liabilities of approximately $528 million and $608 million, respectively, which represents cash collateral posted by other third parties to Duke Capital. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, which includes structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Capital in January 2006 was approximately $540 million based on current market prices of the contracts (see Note 10).

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

Commodity Cash Flow Hedges. Some Duke Capital subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Capital uses commodity instruments, such as swaps, futures, forwards and options as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Capital’s hedging exposures to the price variability of these commodities does not extend beyond one year.

As of March 31, 2006, $31 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. This amount includes approximately $3 million of pre-tax deferred net losses related to the DENA exit plan discussed in Note 10. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges resulted in the recognition of pre-tax losses of approximately $10 million and $25 million in the three months ended March 31, 2006 and March 31, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not material as of March 31, 2006 and was a pre-tax loss of approximately $120 million as of March 31, 2005, and are reported in Loss From Discontinued Operations, net of tax and Impairments and Other Charges in the Consolidated Statements of Operations, respectively.

Commodity Fair Value Hedges. Some Duke Capital subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Capital actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in a pre-tax gain of $7 million and $1 million in the three months ended March 31, 2006 and March 31, 2005, respectively.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

13. Regulatory Matters

Natural Gas Transmission. Rate Related Information. In November 2005, The British Columbia Pipeline System (BC Pipeline) filed an application with the National Energy Board (NEB) for interim and final tolls for 2006. In December 2005, the NEB approved the 2006 interim tolls as filed and BC Pipeline started negotiations with its shippers to reach a settlement on final tolls for years 2006 and 2007. BC Pipeline reached a toll settlement agreement in principle with its customers for the 2006 and 2007 fiscal years on March 30, 2006. This agreement includes an increase in the equity percentage used in rate purposes from 31% in 2005 to 35% in 2006 and 36% in 2007. The toll settlement agreement is in the process of being finalized, at which time it will be presented to the NEB for approval.

Union Gas has rates that are approved by the OEB. Effective January 1, 2006, Union Gas implemented new rates approved by the OEB in December 2005, reflecting items previously approved. Union Gas’ earnings for 2006 continue to be subject to the earnings sharing mechanism implemented by the OEB in 2005.

In December 2005, Union Gas filed an application with the OEB for new rates effective January 1, 2007. A decision from the OEB is expected in late 2006. Rates for the sale of gas are adjusted quarterly to reflect updated commodity price forecasts. The difference between the approved and the actual cost of gas incurred in the current period is deferred for future recovery from or return to customers, subject to approval by the OEB. These differences are directly flowed through to customers and, therefore, no rate of return is earned on the related deferred balances. The OEB’s review and approval of these gas purchase costs primarily considers the prudence of the cost incurred.

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

Clean Water Act. The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Duke Capital’s three natural gas-fired generating facilities in California are affected sources under the rule. The three California facilities are part of the DENA business and were sold as part of the transaction announced in January 2006 that closed in May 2006 (see Note 10). The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Capital is not able to estimate its cost for complying with the rule at this time.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $50 million as of both March 31, 2006 and December 31, 2005. These accruals represent Duke Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Litigation

Western Energy and Natural Gas Litigation and Regulatory Matters. Several affiliates of Duke Capital, as well as other energy companies, are parties to 34 lawsuits filed by or on behalf of electricity and/or natural gas purchasers in several Western states. Many of the suits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. Six of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings to the U.S. Ninth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bi-lateral power contracts between the parties in early 2001. This matter proceeded to hearing in November 2005. In January 2006, the parties reached an agreement in principle to resolve the matters at issue in the arbitration. The parties entered into a Settlement Agreement and Mutual Release dated as of March 10, 2006, and on March 24, 2006, DETM paid the settlement amount, including interest, into escrow. The agreement will require regulatory approval. Based on the terms of the Settlement Agreement and Mutual Release, Duke Capital does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

On January 28, 2005, four plaintiffs filed suit in Tennessee Chancery Court against Duke Capital affiliates and other energy companies seeking class action certification on behalf of indirect purchasers of natural gas who allege that they have been harmed by defendants’ manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and unlawfully exchanging information, resulting in artificially high natural gas prices paid by plaintiffs in the State of Tennessee. Alleging that defendants violated state antitrust laws and other laws, plaintiffs seek unspecified damages and other relief. Defendants removed this case to the United States District Court for the Western District of Tennessee in March 2005, and the case was transferred to a federal judge in Nevada in Multidistrict Litigation (MDL) proceeding 1566. By order dated May 2, 2006, plaintiffs’ motion to remand the case to state court was granted. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

On August 8, 2005, a plaintiff filed a lawsuit in state court in Kansas against Old Duke Energy and DETM, as well as other energy companies, claiming that the plaintiff was harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements. Old Duke Energy removed this case to the United States District Court for the District of Kansas on September 8, 2005, and the case was sub -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

sequently transferred to a federal judge in the MDL 1566 proceeding. Plaintiffs’ motion to remand the case to state court, was denied on April 26, 2006. On September 26, 2005, a class action petition was filed by two plaintiffs in state court in Kansas against various defendants including Old Duke Energy and DETM, based on substantially similar allegations. This matter also was moved to federal court, and defendants are seeking to have the case transferred to the MDL 1566 proceeding. Plaintiffs have filed a motion to remand the case to state court. The plaintiffs in the foregoing cases claim the defendants violated Kansas’ antitrust laws and seek damages in unspecified amounts. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

Trading Related Investigations. Beginning in February 2004, Old Duke Energy has received requests for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activities of certain individuals involved in DETM trading operations. Old Duke Energy has cooperated with the government in this investigation and Duke Capital is unable to express an opinion regarding the probable outcome at this time.

Sonatrach/Sonatrading Arbitration. Duke Energy LNG Sales Inc. (Duke LNG), a subsidiary of Duke Capital, claims in an arbitration commenced in January 2001 in London that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG seeks damages of approximately $27 million. Sonatrading and Sonatrach, on the other hand, claim that Duke LNG repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach seek damages in the amount of approximately $250 million. In 2003, an arbitration tribunal issued a Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The final hearing on damages was concluded in March 2006 and the parties are awaiting a ruling from the tribunal.

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

Exxon Mobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Old Duke Energy, DETMI, DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, Exxon Mobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. Exxon Mobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were not specified in the arbitration demand. Old Duke Energy denies these allegations, and has filed counterclaims asserting that Exxon Mobil breached its Ventures obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Old Duke Energy’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of Exxon Mobil’s claims. Exxon Mobil filed a motion for reconsideration of the ruling as well as for an extension of the date for the arbitration hearing. Exxon Mobil also filed a motion to dismiss certain of Old Duke Energy’s counterclaims. Following a hearing in December 2005 on the motion for reconsideration, the arbitrators issued their ruling on January 26, 2006, generally reaffirming the original order, with a limited exception with respect to affiliate trades that is not expected to have a significant impact on the case. The panel also dismissed one of Old Duke Energy’s counterclaims. In response to a request from Exxon Mobil, the arbitration panel has postponed the commencement date of the arbitration hearing from January 2006 to October 2006 in Houston, Texas. On February 28, 2006, Old

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy filed an expert report in support of its claims. On the same date, Exxon Mobil also filed a Second Amended Statement of Claim and various expert reports in support of its claims. New Duke Energy is evaluating Exxon Mobil’s filings and expects to respond by August 2006. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain Exxon Mobil entities asserting that those entities wrongfully terminated two gas supply agreements with the Ventures and wrongfully failed to assume certain related gas supply agreements with other parties. A hearing in the Canadian arbitration, originally scheduled to commence in August 2005 in Calgary, Canada, was held in March 2006. The parties submitted post closing briefs and the arbitrators have scheduled oral arguments on May 16 and 17, 2006. Under the current procedural order governing the Arbitration, a ruling is expected by the third quarter of 2006. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that might be incurred by Duke Capital as a result of these matters.

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

Duke Capital has exposure to certain legal matters that are described herein. As of March 31, 2006, Duke Capital has recorded reserves of approximately $60 million for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5.

Duke Capital expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. As part of its normal business, Duke Capital is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. (For further information see Note 15.)

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

See Note 15 for discussion of Calpine guarantee obligation.

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

Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of March 31, 2006 was approximately $1,165 million. Of this amount, approximately $600 million relates to guarantees of payments and performance of affiliated entities such as Duke Energy Merchants (DEM), which was transferred to Duke Capital in April 2006 (see Note 1), and approximately $375 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $130 million of the performance guarantees expire between 2006 and 2008, with the remaining performance guarantees expiring after 2008 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of March 31, 2006 was approximately $15 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of March 31, 2006 was approximately $155 million. Of this amount, approximately $85 million was issued on behalf of less than wholly owned consolidated entities with the remaining amount issued on behalf of affiliated entities. Substantially all of these letters of credit were issued on behalf of less than wholly owned consolidated entities and expire in 2006 or 2008.

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of March 31, 2006, Duke Capital had guaranteed approximately $10 million of outstanding surety bonds related to obligations of non-wholly owned entities. The majority of these bonds expire in various amounts in 2006.

Natural Gas Transmission, International Energy, and Crescent have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission, International Energy, or Crescent would be required under the guarantees to make payment on the obligation of the less than wholly owned entity. As of March 31, 2006, Natural Gas Transmission was the guarantor of approximately $15 million of debt at Westcoast associated with less than wholly owned entities, which expire in 2019. International Energy was the guarantor of approximately $10 million of performance guarantees associated with less than wholly owned entities. Substantially all of these guarantees expire between 2006 and 2008. Crescent was the guarantor of approximately $15 million of debt associated with less than wholly owned entities, which expire in 2006.

Duke Capital has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Old Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Capital has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Capital for any amounts paid by Duke Capital related to the DE&S guarantees. Duke Capital also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Capital related to the DukeSolutions guarantees. Further, Duke Capital granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Capital has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2006 to 2019, with others having no specific term. Duke Capital is unable to estimate the total maximum potential amount of future payments under these guarantees, since some of the underlying agreements have no limits on potential liability.

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

In 1999, IDC issued approximately $100 million in bonds to purchase equipment for lease to Hidalgo, a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross exposure under the guarantee obligation as of March 31, 2006 is approximately $200 million, which includes principal and interest. Duke

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Capital does not believe a loss under the guarantee obligation is probable as of March 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of March 31, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

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

As of March 31, 2006, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

16. Member’s Equity and Related Party Transactions

As discussed in Note 7, in February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, the general partner of TEPPCO Partners, L.P. (TEPPCO), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO for approximately $100 million. Prior to the completion of these sale transactions, Duke Capital accounted for its investment in TEPPCO under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

During the first quarter of 2006, Duke Capital advanced approximately $89 million to its parent, Old Duke Energy. The advance is presented as Advances to Parent within financing activities in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006.

During the first quarter of 2005, Duke Capital distributed $750 million to Old Duke Energy, to provide funding for the execution of Old Duke Energy’s accelerated share acquisition plan. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO, noted above.

During 2004, $267 million of cash advances were received by Duke Capital from Old Duke Energy as a partial return of the income tax benefit associated with the transfer of deferred tax assets to Old Duke Energy in 2004. During the first quarter of 2005, Old Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. This forgiveness has been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the three months ended March 31, 2005.

Balances due to or due from Old Duke Energy included in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are as follows:

Assets/(Liabilities)	March 31, 2006	December 31, 2005
	(in millions)
Advances receivable (b)	$195	$123
Taxes receivable (a)	—	187
Other current liabilities (c)	(30)	(2)
(a)	The balance is classified as Other Current Assets on the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Capital has certain derivative contracts with Old Duke Energy affiliates. Duke Capital has balances related to these contracts included in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	(in millions)
Other current assets (a)	$—	$48
Other noncurrent assets (b)	—	1
Other current liabilities (c)	(144)	(148)
Other noncurrent liabilities (d)	—	(2)
(a)	The balance is classified as Unrealized Gains on Mark-to-Market and Hedging Transactions—Current Assets on the Consolidated Balance Sheets.
(b)	The balance is classified as Unrealized Gains on Mark-to-Market and Hedging Transactions—Investments and Other Assets on the Consolidated Balance Sheets.
(c)	The balances are classified as Unrealized Losses on Mark-to-Market and Hedging Transactions—Current Liabilities on the Consolidated Balance Sheets.
(d)	The balance is classified as Unrealized Losses on Mark-to-Market and Hedging Transactions—Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

For the three months ended March 31, 2006, and 2005, Duke Capital recorded revenues in the amount of $17 million and $41 million, respectively, related to management fees charged to an unconsolidated affiliate of Duke Capital. These amounts are recorded in Non-regulated electric, natural gas, natural gas liquids, and other within Operating Revenues on the Consolidated Statements of Operations. Previously, these amounts were recorded as a reduction of Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. Prior period amounts have been reclassified to revenue to conform to the 2006 presentation. Additionally, for the three months ended March 31, 2006 and 2005, Duke Capital recognized recoveries of expenses in the amount of $27 million and $23 million, respectively. These amounts represent recoveries of corporate governance costs allocated to an unconsolidated affiliate and are reflected as an offset within Operation, maintenance, and other within Operating Expenses on the Consolidated Statements of Operations.

Included in the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are net expenses of $35 million and $26 million, respectively, primarily consisting of settlements expensed to Old Duke Energy for NGLs, gas hedges, insurance premiums and Trading and Marketing net margin.

NorthSouth Insurance Company Limited is a subsidiary of Bison which insures exposures of Old Duke Energy. Included in Other Current Liabilities within the Consolidated Balance Sheets are unearned premiums of approximately $20 million and $2 million as of March 31, 2006 and December 31, 2005, respectively. Included in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other within the Consolidated Statements of Operations are earned premiums of approximately $6 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

In July 2005, Old Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% and resulted in Duke Capital and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for the investment using the equity method of accounting. Duke Capital’s 50% of equity in earnings of DEFS for the three-months ended March 31, 2006 was approximately $146 million and Duke Capital’s investment in DEFS as of March 31, 2006 was $1,379 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. During the three-months ended March 31, 2006, Duke Capital had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $34 million, $8 million and $4 million, respectively. As of March 31, 2006, Duke Capital had payables to affiliates of DEFS of approximately $83 million. Additionally, Duke Capital received approximately $90 million in distributions of earnings from DEFS in 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Duke Capital has recognized an approximate $60 million

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

receivable as of March 31, 2006 due to its share of a distribution declared by DEFS in March 2006 but paid in April 2006. Summary financial information for DEFS, which is accounted for under the equity method, as of and for the three-months ended March 31, 2006 is as follows:

Three-months Ended March 31, 2006
(in millions)
Operating revenues	$3,309
Operating expenses	$2,994
Operating income	$315
Net income	$291

March 31, 2006
(in millions)
Current assets	$1,893
Non-current assets	$4,876
Current liabilities	$1,976
Non-current liabilities	$2,015
Minority interest	$93

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

Also see Notes 7, 9, 11 and 15 for additional related party information.

17. New Accounting Standards

The following new accounting standards were adopted by Duke Capital subsequent to March 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

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

SFAS No. 123(R). In December of 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Old Duke Energy, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Old Duke Energy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Old Duke Energy implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Capital to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Capital currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Capital is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

SFAS No. 123(R), which was adopted by Old Duke Energy effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Capital in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees by New Duke Energy. (See Note 2).

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Capital adopted SFAS No. 123R and SAB 107 effective January 1, 2006.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005 which was effective for Duke Capital beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of March 31, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective January 1, 2007. Duke Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective January 1, 2007. Duke Capital does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This Statement is effective July 1, 2006. Duke Capital does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact of its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB staff issued FSP No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS 123(R). FSP 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP 123(R)-4 is effective for Duke Capital as of April 1, 2006. Duke Capital adopted SFAS 123(R) as of January 1, 2006 (see Note 2). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Capital’s consolidated statement of operations, cash flows or financial position.

18. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of March 31, 2006, Duke Capital has total provisions of approximately $116 million for uncertain tax positions, as compared to $115 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

The effective tax rate for the three months ended March 31, 2006 was approximately 45.7% as compared to the effective tax rate of 38.1% for the same period in 2005. The increase in the effective tax rate is due to losses generated by Duke Capital entities for which Duke Capital does not receive a tax benefit as these losses flow-through to Old Duke Energy as a result of Duke Capital being a pass-through entity for U.S. income tax purposes.

As of March 31, 2006 and December 31, 2005, approximately $203 million and $168 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2006, this balance exceeded 5% of total current assets.

19. Subsequent Events

On April 3, 2006, Old Duke Energy consummated the previously announced merger with Cinergy. See Notes 1 and 7 for additional information. Additionally, as described in Note 1, in April 2006, Old Duke Energy transferred the operations of DEM and Duke Energy Merchant Finance, LLC to Duke Capital and, Duke Capital transferred DENA’s Midwestern assets to CG&E and transferred its interest in Bison to New Duke Energy.

For information on subsequent events related to basis of presentation, acquisitions and dispositions, discontinued operations and assets held for sale, business segments, and related party transactions, see Notes 1, 7, 10, 11, and 16, respectively.

PART I

DUKE CAPITAL LLC

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (“Old Duke Energy”). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power).

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC (DEM) and Duke Energy Merchant Finance, LLC to Duke Capital LLC (collectively with its subsidiaries, Duke Capital) and Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to New Duke Energy. On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Duke Capital. Additionally, in April 2006, Duke Capital indirectly transferred to Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to CG&E approximately $1.6 billion of assets at their carrying value and approximately $0.2 billion of liabilities at their carrying value, for a net transfer of approximately $1.4 billion.

In connection with the transfer, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets.

Executive Overview

For the three months ended March 31, 2006, Duke Capital reported net income of $216 million as compared to net income of $651 million for the three months ended March 31, 2005. The decrease in net income was due primarily to the pre-tax gain of approximately $900 million (net of minority interest of approximately $343 million) recorded in 2005 related to Duke Energy Field Services, LLC’s (DEFS’) sale of Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), and Duke Capital’s sale of its limited partner interests in TEPPCO LP and the recognition of prior year hedge losses. Despite historically mild winter weather, Duke Capital’s gas operations delivered solid performance for the three months ended March 31, 2006. Highlights for the quarter include:

•	Natural Gas Transmission’s earnings increased for the three months ended March 31, 2006 as compared to the same period in the prior year, primarily due to an approximate $24 million gain on the settlement of a customer’s transportation contracts. Excluding this gain, earnings growth was primarily the result of U.S. pipeline expansion projects, natural gas processing and favorable foreign exchange rate impacts from the strengthening Canadian currency;
•	Field Services results benefited from strong commodity prices and gas marketing results, offset by the reduction in ownership percentage by Duke Capital as a result of the DEFS disposition transaction whereby Duke Capital reduced its ownership interest in DEFS from 69.7% to 50% effective July 1, 2005;
•	International Energy experienced improved results over the same period of the prior year primarily due to improved prices and volumes in Latin America, favorable foreign exchange rate impacts in Brazil and increased margins at National Methanol Company;
•	Crescent Resources, LLC (Crescent) had lower earnings for the three months ended March 31, 2006 as compared to the same period of the prior year due to lower legacy land sales;
•	DENA’s discontinued operations incurred losses for the three months ended March 31, 2006, due primarily to certain contract terminations as a result of progress towards completing the exit plan; and
•	Additionally, earnings for the three months ended March 31, 2006 as compared to the prior year period were favorably impacted by reduced hedge losses as a result of the prior year charges recognized in connection with the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk.

PART I

DUKE CAPITAL LLC

On April 3, 2006, Old Duke Energy and Cinergy consummated the previously announced merger, which combines the Old Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States. Throughout the remainder of 2006, New Duke Energy management will be focused on establishing an industry-leading electric power platform through successful execution of the merger plan, primarily the timely, cost-effective integration of the legacy Old Duke Energy and Cinergy businesses.

Duke Capital has made substantial progress in completing the DENA exit plan. Substantially all of DENA’s portfolio of derivative contracts (approximately 95%) has been transferred to Barclays Bank PLC (Barclays), which essentially eliminated Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions. In May 2006, the transaction with a subsidiary of LS Power Equity Partners (LS Power) closed and total proceeds from the sale are expected to be approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million are subject to LS Power obtaining certain state regulatory approvals. Subject to the resolution of these contingencies, an additional gain on the disposition of these assets could be recognized in a future period.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances
	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$1,834	$4,011	$(2,177)
Operating expenses	1,393	3,592	(2,199)
Gains on sales of investments in commercial and multi-family real estate	26	42	(16)
Gains on sales of other assets and other, net	28	7	21

Operating income	495	468	27
Other income and expenses, net	182	1,303	(1,121)
Interest expense	176	220	(44)
Minority interest expense	15	420	(405)

Earnings from continuing operations before income taxes	486	1,131	(645)
Income tax expense from continuing operations	222	431	(209)

Income from continuing operations	264	700	(436)
Loss from discontinued operations, net of tax	(48)	(49)	1

Net income	$216	$651	$(435)

Consolidated Operating Revenues

Three Months Ended March 31, 2006 as Compared to March 31, 2005. Consolidated operating revenues for the three months ended March 31, 2006 decreased $2,177 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,658 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in revenues were:

•	A $283 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $145 million), recovery of higher natural gas commodity costs (approximately $118 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas Limited (Union Gas), and favorable Canadian dollar foreign exchange impacts (approximately $55 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $85 million)
•	An approximate $92 million increase in Other primarily related to the prior year impact of the realized and unrealized mark-to-market losses of Field Services’ hedges that had been recorded in operating revenues prior to the deconsolidation of DEFS, and
•	A $63 million increase at International Energy due to higher energy prices in Latin America (approximately $44 million) and increased ownership and resulting consolidation of Aguaytia (approximately $20 million).

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Three Months Ended March 31, 2006 as Compared to March 31, 2005. Consolidated operating expenses for the three months ended March 31, 2006 decreased $2,199 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,571 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in expenses were:

•	A $279 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $131 million), recovery of higher natural gas commodity costs (approximately $118 million), resulting from high natural gas prices passed through to customers without a mark-up at Union Gas, Canadian dollar foreign exchange impacts (approximately $44 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $67 million), and
•	A $38 million increase at International Energy primarily due to higher fuel prices and volumes in Latin America (approximately $18 million), and increased ownership and resulting consolidation of Aguaytia (approximately $13 million).

For a more detailed discussion of operating expenses, see the segment discussions that follow.

PART I

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net for the three months ended March 31, 2006 increased $21 million, compared to the same period in 2005. The increase was due primarily to a $23 million gain on the settlement of a customer’s transportation contracts at Natural Gas Transmission.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2006 increased $27 million, compared to the same period in 2005. Increased operating income was primarily driven by an approximate $230 million negative impact to operating income during the three months ended March 31, 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. This favorable variance for the three months ended March 31, 2006 as compared to the same period in the prior year was partially offset by impacts of the deconsolidation of DEFS, effective July 1, 2005. Other drivers to operating income are discussed above.

For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses, net

Consolidated other income and expenses, net for the three months ended March 31, 2006 decreased $1,121 million, compared to the same period in 2005. The decrease was due primarily to the $1,239 million pre-tax gains recorded in 2005, associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, as discussed above, partially offset by an increase of approximately $130 million in equity in earnings of unconsolidated affiliates primarily due to the deconsolidation of DEFS starting July 1, 2005.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2006 decreased $44 million, compared to the same period in 2005. This decrease was due primarily to the deconsolidation of DEFS.

Consolidated Minority Interest Expense

Consolidated minority interest expense for the three months ended March 31, 2006 decreased $405 million, compared to the same period in 2005. The decrease primarily resulted from the 2005 gain associated with the sale of TEPPCO GP and the impact of deconsolidation of DEFS, as discussed above.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2006 decreased $209 million, compared to the same period in 2005. The decrease primarily resulted from lower earnings, due primarily to the 2005 gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above. The effective tax rate for the first quarter 2006 was 45.7% compared to 38.1% for the same period in 2005. The increase in the effective tax rate is due to losses generated by Duke Capital entities for which Duke Capital does not receive a tax benefit as these losses flow-through to Old Duke Energy as a result of Duke Capital being a pass-through entity for U.S. income tax purposes.

Consolidated Loss from Discontinued Operations, net of tax

Consolidated loss from discontinued operations, net of tax for the three months ended March 31, 2006 was flat compared to the same period in 2005. Loss from discontinued operations was ($48) million for the first quarter 2006 and ($49) million for the first quarter 2005. The decrease primarily resulted from an approximate $100 million after-tax loss associated with certain contract terminations at DENA, an approximate $12 million after-tax loss associated with an allowance recorded against a receivable from Norsk Hydro, and a $21 million pre-tax gain related to DENA’s sale of its Grays Harbor facility in the first three months of 2005. As a result of the DEA and Duke Capital pass-through, the above mentioned losses do not include certain income tax expenses ($80 million for the first quarter 2006) and income tax benefits ($56 million for the first quarter 2005) associated with DEA’s merchant generation facilities which were recognized at Old Duke Energy.

PART I

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

EBIT by Business Segment
	Three Months Ended March 31,
	2006	2005
	(in millions)
Natural Gas Transmission	$438	$411
Field Services (b)	144	919
International Energy	87	68
Crescent	42	52

Total reportable segment EBIT	711	1,450
Other	(57)	(115)

Total reportable segment and other EBIT	654	1,335
Interest expense	(176)	(220)
Interest income and other (a)	8	16

Consolidated earnings from continuing operations before income taxes	$486	$1,131

(a)	Includes interest income, foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.
(b)	In July 2005, Old Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three month period ended March 31, 2005 and as an equity method investment for the three months ended March 31, 2006.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,474	$1,191	$283
Operating expenses	1,068	789	279
Gains on sales of other assets and other, net	29	2	27

Operating income	435	404	31
Other income and expenses, net	12	16	(4)
Minority interest expense	9	9	—

EBIT	$438	$411	$27

Proportional throughput, TBtu [a]	963	1,056	(93)
a	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

PART I

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by:

•	A $166 million increase due to new Canadian assets, primarily the Empress System, higher processing revenues as a result of commodity prices, and U.S. business expansion
•	A $118 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses.
•	A $55 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)
•	A $4 million increase from completed and operational pipeline expansion projects in the United States, partially offset by
•	An $85 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to unseasonably warmer weather.

Operating Expenses. The increase was driven primarily by:

•	A $159 million increase due to new Canadian assets, primarily gas purchase cost associated with the Empress System, U.S. expansion project provisions in 2006 and increased transmission and storage operation expenses
•	A $118 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues
•	A $44 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above), partially offset by
•	A $67 million decrease in gas purchase costs, primarily resulting from lower gas usage due to unseasonably warmer weather.

Gain on sale of other assets and other, net. The increase was driven primarily by a $23 million gain on the settlement of a customer’s transportation contracts and a $5 million gain on the sale of Stone Mountain assets.

Other Income and expenses, net. The decrease was driven primarily by a $5 million construction fee received from an affiliate as a result of the successful completion of the Gulfstream Natural Gas System LLC (Gulfstream), 50% owned by Duke Capital, Phase II project in 2005.

EBIT. The increase in EBIT was due primarily to the gain on settlement of a customer’s transportation contracts, U.S. Business Expansion projects and strengthening Canadian currency, partially offset by the 2005 Gulfstream success fee and warmer weather at Union Gas.

Field Services

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$—	$2,658	$(2,658)
Operating expenses	2	2,573	(2,571)
Gains on sales of other assets and other, net	—	2	(2)

Operating (loss) income	(2)	87	(89)

Equity in earnings of unconsolidated affiliates (a)	146	—	146
Other income and expenses, net	—	1,251	(1,251)
Minority interest expense	—	419	(419)

EBIT (a)	$144	$919	$(775)

Natural gas gathered and processed/transported, TBtu/d (b)	6.9	6.7	0.2
NGL production, MBbl/d (c)	357	360	(3)
Average natural gas price per MMBtu (d),(e)	$8.98	$6.27	$2.71
Average NGL price per gallon (e)	$0.89	$0.73	$0.16
a	Includes Duke Capital’s 50% equity in earnings of DEFS net income subsequent to the deconsolidation of DEFS effective July 1, 2005. Results of DEFS for the three months ended March 31, 2005 are presented on a consolidated basis.
b	Trillion British thermal units per day
c	Thousand barrels per day
d	Million British thermal units. Average price based on NYMEX Henry Hub
e	Does not reflect results of commodity hedges.

PART I

In July 2005, Old Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction) and resulted in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. As a result of the DEFS disposition transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for DEFS as an investment utilizing the equity method of accounting.

Three months ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Operating Expenses. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Operating expenses for the three months ended March 31, 2005 were impacted by approximately $120 million of losses recognized due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Capital’s 50% of equity in earnings of DEFS’ net income for the three months ended March 31, 2006. DEFS’ earnings during the three months ended March 31, 2006 have continued to be favorably impacted by increased commodity prices as compared to the prior period as well as a gain on sale of assets to an unrelated third party during the three months ended March 31, 2006 (of which Duke Capital’s 50% share was approximately $14 million). These increases have been partially offset by higher operating costs and pipeline integrity work for the three months ended March 31, 2006.

Other Income, net of expenses. The decrease is due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. During the three months ended March 31, 2005, DEFS had a pre-tax gain on the sale of its wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP of $1.1 billion, and Duke Capital had a pre-tax gain on the sale of its limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Minority interest expense for the three months ended March 31, 2005 was due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion, as discussed above.

EBIT. The decrease in EBIT resulted primarily from the gain on sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP during the three months ended March 31, 2005 and the DEFS disposition transaction, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50%. These decreases were partially offset by increased commodity prices for the three months ended March 31, 2006 as compared to the prior period, a gain on sale of assets to an unrelated third party, and charges related to Duke Capital’s discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk during the three months ended March 31, 2005. As a result of the discontinuance of hedge accounting treatment, approximately $120 million of pre-tax unrealized losses in AOCI related to these contracts were recognized by Duke Capital in the first three months of 2005.

Supplemental Data

Below is supplemental information for DEFS operating results for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$3,309
Operating expenses	2,994

Operating income	315
Other income, net of expenses	8
Interest expense, net	31
Income tax expense	1

Net income	$291

PART I

International Energy

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$231	$168	$63
Operating expenses	157	119	38

Operating income	74	49	25
Other income and expenses, net	20	21	(1)
Minority interest expense	7	2	5

EBIT	$87	$68	$19

Sales, GWh	4,998	4,535	463
Proportional megawatt capacity in operation	3,988	4,139	(151)

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was primarily driven by:

•	A $21 million increase in El Salvador due to higher energy prices and a favorable change in regulatory price bid methodology
•	A $20 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions”)
•	A $14 million increase in Brazil mainly due to favorable exchange rates and higher average energy prices, and
•	A $9 million increase in Argentina primarily due to higher energy prices and slightly increased generation.

Operating Expenses. The increase was primarily driven by:

•	A $18 million increase in El Salvador due primarily to higher fuel prices and increased fuel volumes as a result of increased generation
•	A $13 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), and
•	A $6 million increase in Brazil mainly due to unfavorable exchange rates, partially offset by lower general and administrative expense.

Minority Interest Expense. The increase was primarily driven by increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

EBIT. The increase was due primarily to higher energy prices in El Salvador and Argentina and favorable exchange rates in Brazil.

Crescent

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$71	$64	$7
Operating expenses	61	51	10
Gains on sales of investments in commercial and multi-family real estate	26	42	(16)

Operating income	36	55	(19)
Other income and expenses, net	8	—	8
Minority interest expense	2	3	(1)

EBIT	$42	$52	$(10)

PART I

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by an $8 million increase in residential developed lot sales due to increased sales at the Palmetto Bluff project in Bluffton, South Carolina.

Operating Expenses. The increase was driven primarily by a $4 million increase in the cost of residential developed lot sales associated with the increased developed lot sales noted above along with a $4 million increase in corporate administrative expense due to increased incentive compensation accruals tied to budgeted operating results.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The decrease was driven primarily by a $16 million reduction in legacy land sales due to several large tract sales closed in the first quarter of 2005.

Other Income, net of expenses. The increase is primarily due to approximately $5 million of equity earnings from a new residential joint venture in Austin, Texas along with an approximate $2 million gain from the sale of an interest in a portfolio of commercial office buildings.

EBIT. As discussed above, the decrease in EBIT was driven primarily by the decrease in legacy land sales in the first quarter of 2006 as compared to the first quarter of 2005.

Other

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$74	$(18)	$92
Operating expenses	121	105	16
Gains on sales of other assets and other, net	—	3	(3)

Operating loss	(47)	(120)	73
Other income and expenses, net	(14)	4	(18)
Minority interest benefit	(4)	(1)	(3)

EBIT	$(57)	$(115)	$58

Actual plant production, GWh [a]	16	190	(174)
Net proportional megawatt capacity in operation [a]	3,600	3,600	—

a	DENA continuing operations

During the third quarter of 2005, the Board of Directors of Old Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA’s continuing operations (which primarily include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, the remaining operations of Duke Energy Trading and Marketing, LLC (DETM), and certain general and administrative costs) are classified in Other. In April 2006, DENA’s Midwestern assets were transferred to CG&E and, in connection with the transfer, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets.

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by an approximate $110 million increase as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DEFS, effective July 1, 2005.

Operating Expenses. The increase was driven primarily by:

•	A $6 million increase due primarily to higher charges for liabilities associated with mutual insurance companies, and
•	A $5 million increase associated with merger costs to achieve in 2006.

Other Income and Expenses, net. The decrease was driven primarily by a $24 million net loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005.

PART I

EBIT. The increase was due primarily to the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and a favorable impact of approximately $10 million due to stronger period over period results at DENA’s continuing operations. Partially offsetting these favorable results were higher operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $16 million for the three months ended March 31, 2006 compared to the same period in 2005. This change was driven primarily by:

•	The settlement of the payable to Barclays (approximately $600 million) in 2006, offset by
•	Collateral received by Duke Capital (approximately $540 million) during 2006 from Barclays

(For additional information on the above, see Note 10 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”)

Investing Cash Flows

Cash flows provided by investing activities decreased $937 million for the three months ended March 31, 2006 compared to the same period in 2005. This change was driven primarily by:

•	Approximately $1.2 billion in proceeds received in 2005 from the sale of TEPPCO GP and Duke Capital’s interest in TEPPCO LP
•	An approximate $175 million increase in 2006 capital and investment expenditures, primarily due to an increase in investments in real estate at Crescent of approximately $120 million and a $71 million purchase of the remaining interest in the Bridgeport facility at DENA, partially offset by
•	Approximately $370 million in net purchases (net of sales and maturities) of marketable securities at DEFS in 2005, which was deconsolidated effective July 1, 2005.

Financing Cash Flows and Liquidity

Net cash used in financing activities decreased $764 million for the three months ended March 31, 2006, compared to the same period in 2005. This change was driven primarily by:

•	A $750 million distribution to Old Duke Energy in 2005, partially offset by an approximate $90 million advance to Old Duke Energy in 2006
•	An approximate $130 million decrease in redemptions of Long-term debt in 2006, primarily at DENA

Significant Financing Activities. During the three months ended March 31, 2006, Duke Capital’s consolidated credit capacity decreased by $200 million due to the termination of a $100 million one-year bi-lateral credit facility and a $100 million 364-day bi-lateral credit facility.

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

Available Credit Facilities and Restrictive Debt Covenants. Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2006, Duke Capital was in compliance with those covenants. In addition, credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. The credit ratings of Duke Capital and its subsidiaries were unchanged through March 31, 2006 as disclosed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005.

During March 2006, Moody’s Investor’s Service (Moody’s) placed the rating of Duke Capital under review for possible upgrade. During April 2006, Moody’s concluded their review and upgraded the credit ratings of Duke Capital and Texas Eastern Transmission, LP one

PART I

ratings level each to their respective ratings disclosed in the table below. Moody’s concluded their ratings action with a stable outlook for Duke Capital and Texas Eastern Transmission, LP.

During April 2006, S&P also made ratings changes subsequent to the consummation of Old Duke Energy’s previously announced merger with Cinergy. S&P changed the credit rating for Duke Capital up one ratings level as disclosed in the table below. S&P concluded its actions placing Duke Capital and all of its subsidiaries on stable outlook.

The following table summarizes the May 1, 2006 credit ratings from the agencies retained by Duke Capital to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of May 1, 2006

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Duke Capital LLC (a)	BBB	Baa2	Not applicable
Texas Eastern Transmission, LP (a)	BBB	Baa1	Not applicable
Westcoast Energy Inc. (a)	BBB	Not applicable	A(low)
Union Gas (a)	BBB	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A	A2	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A
Duke Energy Trading and Marketing, LLC (c)	BBB-	Not applicable	Not applicable
(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating
(c)	Represents corporate credit rating

Duke Capital’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and balance distributions to its parent company, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Capital is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Capital’s credit ratings could be negatively impacted.

Duke Capital and its subsidiaries are required to post collateral under derivatives and other marketing contracts. Typically, the amount of the collateral is dependent upon Duke Capital’s economic position at points in time during the life of a contract and the credit rating of the subsidiary (or its guarantor, if applicable) obligated under the collateral agreement. Business activity by DENA generates the majority of Duke Capital’s collateral requirements. DENA conducts business throughout the United States and Canada through Duke Energy North America LLC and its 100% owned affiliates Duke Energy Marketing America, LLC (DEMA) and Duke Energy Marketing Canada Corp (DEMC). DENA also participates in DETM. During the third quarter of 2005, the Board of Directors of Old Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States.

On November 18, 2005, Duke Capital announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays acquired substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminated Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. Substantially all of the underlying contracts have either already transferred (approximately 95% of portfolio) or will transfer to Barclays over a period of months.

A reduction in DETM’s credit rating to below investment grade as of March 31, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $90 million. Additionally, in the event of a reduction in DETM’s credit rating to below investment grade, collateral agreements may require the segregation of cash held as collateral to be placed in escrow. As of March 31, 2006, Duke Capital would have been required to escrow approximately $130 million of such cash collateral held if DETM’s credit rating had been reduced to below investment grade. Amounts above reflect Duke Capital’s 60% ownership of DETM and the allocation of collateral to DENA for contracts executed by DETM on its behalf.

A reduction in the credit rating of Duke Capital to below investment grade as of March 31, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $330 million. Additionally, in the event of a reduction in Duke Capital’s credit rating to below investment grade, certain interest rate and foreign exchange swap agreements may require settlement payments due to termination of the agreements. As of March 31, 2006, Duke Capital could have been required to pay an immaterial amount in such settlement payments if Duke Capital’s credit rating had been reduced to below investment grade. Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities.

PART I

A majority of the additional collateral requirements stated above relate to the contracts that are in process of being transferred to Barclays. Any additional posting requirements, for these contracts, as a result of downgrade of DETM or Duke Capital rating below investment grade would be reimbursed by Barclays.

If credit ratings for Duke Capital or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral and segregation of cash described above.

Other Financing Matters. As of March 31, 2006, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $592 million in gross proceeds from debt and other securities. Additionally, as of March 31, 2006, Duke Capital had access to 200 million Canadian dollars (approximately U.S. $172 million) available under the Canadian shelf registrations for issuances in the Canadian market. In April 2006, an additional 500 million Canadian dollars (approximately U.S. $430 million) was added to the amount available under Canadian shelf registrations. A shelf registration is effective in Canada for a 25-month period. The 200 million and 500 million Canadian dollars available under Canadian shelf registrations expire in July 2006 and May 2008, respectively.

Off-Balance Sheet Arrangements

During the first quarter of 2006, there were no material changes to Duke Capital’s off-balance sheet arrangements. For information on Duke Capital’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in Duke Capital’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Contractual Obligations

Duke Capital enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2006, there were no material changes in Duke Capital’s contractual obligations. For an in-depth discussion of Duke Capital’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Annual Report on Form 10-K for the year-ended December 31, 2005.

OTHER ISSUES

Old Duke Energy’s Merger with Cinergy. On April 3, 2006, the previously announced merger between Old Duke Energy and Cinergy was consummated. In accordance with the terms of the merger, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of newly created holding company (which was renamed Duke Energy Corporation), which resulted in the issuance of approximately 313 million shares. Additionally, each common share of Old Duke Energy was converted into one share of the holding company. The merger will be accounted for under the purchase method of accounting with New Duke Energy treated as the acquirer for accounting purposes. (For additional information on the merger, see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”)

(For additional information on other issues related to Duke Capital, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of March 31, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective January 1, 2007. Duke Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective January 1, 2007. Duke Capital does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART I

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (VIE). The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This Statement is effective July 1, 2006. Duke Capital does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact of its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB staff issued FSP No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS 123(R). FSP 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP 123(R)-4 is effective for Duke Capital as of April 1, 2006. Duke Capital adopted SFAS 123(R) as of January 1, 2006 (see Note 2 to the Consolidated Financial Statements, “Stock Based Compensation”). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Capital’s consolidated statement of operations, cash flows or financial position.

Subsequent Events

On April 3, 2006, Old Duke Energy consummated the previously announced merger with Cinergy. See Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” and Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” for additional information. Additionally, as described in Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” in April 2006, Old Duke Energy transferred the operations of DEM and Duke Merchant Finance, LLC to Duke Capital and Duke Capital transferred DENA’s Midwestern assets to CG&E and transferred its interest in Bison to New Duke Energy.

For information on subsequent events related to basis of presentation, acquisitions and dispositions, discontinued operations and assets held for sale, business segments, related party transactions, and income taxes see Notes 1, 7, 10, 11 and 16 to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Capital’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Duke Capital’s largest commodity exposure is due to market price fluctuations of NGLs primarily in the Field Services segment and, to a lesser extent, in the Natural Gas Transmission segment. Based on a sensitivity analysis as of March 31, 2006, it was estimated that price changes of fifteen cents per gallon and sixteen cents per gallon in the price of NGLs (net of related hedges and an equivalent price change in crude oil) would have a corresponding effect on pre-tax income of approximately $120 million and $130 million, respectively, over the next 12 months. Comparatively, a fifteen cent price change sensitivity analysis as of December 31, 2005 would have impacted pre-tax income by approximately $105 million over the next 12 months. The increase is due primarily to the NGL production after December 31, 2006 being included in the March 31, 2006 sensitivity which is currently not hedged.

Normal Purchases and Normal Sales. During 2005, the Board of Directors of Old Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining physical and commercial assets outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result, Duke Capital recognized a pre-tax loss of approximately $1.9 billion in 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. In April 2006, Duke Capital transferred to CG&E the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation, and combined with Cinergy’s

PART I

commercial operations will provide a sustainable business model for these assets in the region (see Note 7 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” for further details on the completed Cinergy merger).

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

Daily Earnings at Risk

	March 31, 2006 One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2006 (a)	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006 (a)	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005 (a)	High One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006 (a)	Low One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006 (a)
	(in millions)
Calculated DER	$1	$6	$10	$13	$1
(a)	DER measures the mark-to-market portfolio’s impact on earnings. While this calculation includes both trading and undesignated contracts, the trading portion, as defined by EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” is not material.

The DER figures above do not include the hedges which were de-designated as a result of the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”). The calculated consolidated DER at March 31, 2006 consists of approximately $1 million related to discontinued operations and less than a million related to continuing operations. DER has decreased since December 31, 2005 due to the continued wind down of DENA.

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

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross exposure under the guarantee obligation as of March 31, 2006 is approximately $200 million, which includes principal and interest. Duke Capital does not believe a loss under the guarantee obligation is probable as of March 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded

PART I

for any contingent loss as of March 31, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

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

Changes in Internal Control over Financial Reporting

Duke Capital continuously evaluates its internal control over financial reporting and implements or modifies procedures and controls as necessary or desirable to enhance the reliability of Duke Capital’s internal control. However, there have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Duke Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2006, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no significant changes to the risk factors as presented in the Duke Capital Annual Report on Form 10-K for the year ended December 31, 2005, except that with respect to the risk factor relating to the disposition of DENA’s assets, there is no longer any significant risk associated with the sale of the power generation assets outside the Midwest, since the sale of those assets to a subsidiary of LS Power was completed in May 2006 (see Note 10 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale”).

PART II

Item 6. Exhibits

    (a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to Form 8-K of registrant, File No. 0-23977, March 3, 2004)

3.2	Limited Liability Company Agreement (filed as Exhibit 3.2 to Form 8-K of registrant, File No. 0-23977, March 3, 2004)

3.2.1	First Amendment to Limited Liability Company Agreement (filed as Exhibit 3.1 to Form 8-K of registrant, File No. 0-23977, April 7, 2006)

10.2	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2)

10.2.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2)

*10.2.2	Second Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE CAPITAL LLC

Date: May 15, 2006	/s/ DAVID L. HAUSER
David L. Hauser President

Date: May 15, 2006	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Controller