Form 10-Q
period 2006-06-30
DUKE CAPITAL LLC
filed 2006-08-21
CIK 1051116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy materials pursuant to the Securities Exchange Act 1934, as amended.

INDEX

DUKE CAPITAL LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Duke Capital LLC’s (Duke Capital) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Capital’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Capital’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include the risk factors set forth in Item 1A of the Form 10-K of Duke Capital LLC for the year ended December 31, 2005, as updated in Duke Capital’s Form 10-Q for the period ended March 31, 2006, as well as the following:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DUKE CAPITAL LLC

Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$524	$3,304	$1,126	$6,199
Regulated natural gas and natural gas liquids	865	744	2,184	1,912
Total operating revenues	1,389	4,048	3,310	8,111
Operating Expenses
Natural gas and petroleum products purchased	338	2,613	1,071	5,363
Operation, maintenance and other	414	535	834	988
Fuel used in electric generation and purchased power	87	93	186	165
Depreciation and amortization	144	203	289	411
Property and other taxes	52	68	122	144
Impairment and other charges	—	2	—	123
Total operating expenses	1,035	3,514	2,502	7,194
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	145	12	171	54
(Losses) Gains on Sales of Other Assets and Other, net	(5)	1	28	8
Operating Income	494	547	1,007	979
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	189	39	364	80
(Losses) Gains on sales and impairments of equity investments	(20)	6	(20)	1,245
Other income and expenses, net	34	79	54	144
Total other income and expenses	203	124	398	1,469
Interest Expense	181	219	356	439
Minority Interest Expense	15	78	30	498
Earnings From Continuing Operations Before Income Taxes	501	374	1,019	1,511
Income Tax Expense from Continuing Operations	133	204	355	634
Income From Continuing Operations	368	170	664	877
Loss From Discontinued Operations, net of tax	(48)	(41)	(122)	(96)
Net Income	$320	$129	$542	$781

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Balance Sheets

(Unaudited)

(In millions)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$556	$491
Short-term investments	143	521
Receivables (net of allowance for doubtful accounts of $147 at June 30, 2006 and $121 at December 31, 2005)	1,029	1,935
Inventory	401	444
Assets held for sale	56	1,528
Unrealized gains on mark-to-market and hedging transactions	20	90
Other	731	1,599
Total current assets	2,936	6,608
Investments and Other Assets
Investments in unconsolidated affiliates	2,014	1,931
Goodwill	3,914	3,775
Notes receivable	109	138
Unrealized gains on mark-to-market and hedging transactions	43	87
Assets held for sale	209	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $18 at June 30, 2006 and $17 at December 31, 2005)	1,382	1,281
Other	654	737
Total investments and other assets	8,325	11,546
Property, Plant and Equipment
Cost	18,487	19,341
Less accumulated depreciation and amortization	3,816	3,655
Net property, plant and equipment	14,671	15,686
Regulatory Assets and Deferred Debits	1,149	1,216
Total Assets	$27,081	$35,056

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Balance Sheets

(Unaudited)

(In millions)

	June 30, 2006	December 31, 2005
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Accounts payable	$538	$1,837
Notes payable and commercial paper	—	83
Taxes accrued	280	258
Interest accrued	155	155
Liabilities associated with assets held for sale	60	1,488
Current maturities of long-term debt	849	1,394
Unrealized losses on mark-to-market and hedging transactions	158	207
Other	898	1,892
Total current liabilities	2,938	7,314
Long-term Debt	8,971	8,790

Deferred Credits and Other Liabilities
Deferred income taxes	3,157	3,167
Unrealized losses on mark-to-market and hedging transactions	17	19
Liabilities associated with assets held for sale	166	2,085
Other	1,203	1,428
Total deferred credits and other liabilities	4,543	6,699

Commitments and Contingencies
Minority Interests	726	749

Member’s Equity
Member’s Equity	8,806	10,848
Accumulated other comprehensive income	1,097	656
Total member’s equity	9,903	11,504
Total Liabilities and Member’s Equity	$27,081	$35,056

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317	503
Gains on sales of investments in commercial and multi-family real estate	(171)	(54)
Gains on sales of equity investments and other assets	(7)	(1,277)
Impairment charges	20	123
Deferred income taxes	206	(22)
Minority Interest	30	484
Equity in earnings of unconsolidated affiliates	(364)	(80)
Contribution to company-sponsored pension plans	(23)	(21)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(64)	19
Receivables	1,078	295
Inventory	165	52
Other current assets	1,099	(283)
Increase (decrease) in
Accounts payable	(1,282)	(177)
Taxes accrued	33	201
Other current liabilities	(760)	(45)
Capital expenditures for residential real estate	(240)	(209)
Cost of residential real estate sold	86	109
Other, assets	(464)	433
Other, liabilities	(7)	19
Net cash provided by operating activities	194	851
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(422)	(454)
Investment expenditures	(61)	(19)
Acquisitions, net of cash acquired	(89)	—
Purchases of available-for-sale securities	(7,090)	(17,451)
Proceeds from sales and maturities of available-for-sale securities	7,432	17,520
Net proceeds from the sales of equity investments and other assets,
and sales of and collections on notes receivable	1,597	1,346
Proceeds from the sales of commercial and multi-family real estate	221	77
Settlement of net investment hedges and other investing derivatives	(89)	(162)
Other	(78)	(14)
Net cash provided by investing activities	1,421	843
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	10	4
Payments for the redemption of long-term debt
Long-term debt	(665)	(387)
Preferred stock of a subsidiary	(1)	—
Notes payable and commercial paper	(85)	(66)
Increase in overdrafts	24	—
Distributions to minority interests	(231)	(377)
Contributions from minority interests	184	330
Advances to parent	(86)	61
Capital contributions from parent	—	269
Distributions to parent	(590)	(1,050)
Distribution of Bison cash to parent	(113)	—
Other	3	(7)
Net cash used in financing activities	(1,550)	(1,223)
Changes in cash and cash equivalents included in assets held for sale	—	1
Net increase in cash and cash equivalents	65	472
Cash and cash equivalents at beginning of period	491	515
Cash and cash equivalents at end of period	$556	$987

Supplemental Disclosures
Significant non-cash transactions:
Transfer of Midwestern assets to CG&E	$1,452	$—
Forgiveness of advances to Duke Energy	$503	$—
Transfer of Bison to Duke Energy	$60	$—
Distributions from parent	$37	$—
Advances from parent converted to equity	$—	$267
AFUDC—equity component	$5	$3

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Consolidated Statements of Member’s Equity and Comprehensive Income

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income
	Member's Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	$11,223	$534	$536	$(21)	$—	$12,272

Net income	652	—	—	—	—	652
Other Comprehensive Income
Foreign currency translation adjustments	—	(15)	—	—	—	(15)
Net unrealized gains on cash flow hedges (a)	—	—	144	—	—	144
Reclassification into earnings from cash flow hedges (b)	—	—	59	—	—	59

Total comprehensive income						840
Distribution to parent	(750)	—	—	—	—	(750)
Advances from parent converted to equity	267	—	—	—	—	267
Other, net	(4)	—	—	—	—	(4)
Balance March 31, 2005	$11,388	$519	$739	$(21)	$—	$12,625

Net income	129	—	—	—	—	129
Other Comprehensive Income
Foreign currency translation adjustments	—	10	—	—	—	10
Net unrealized gains on cash flow hedges (a)	—	—	94	—	—	94
Reclassification into earnings from cash flow hedges (b)	—	—	(58)	—	—	(58)

Total comprehensive income						175
Capital contributions from parent	269	—	—	—	—	269
Distribution to parent	(300)	—	—	—	—	(300)
Other, net	28	—	—	—	—	28
Balance June 30, 2005	$11,514	$529	$775	$(21)	$—	$12,797

Balance December 31, 2005	$10,848	$779	$(79)	$(61)	$17	$11,504

Net income	222	—	—	—	—	222
Other Comprehensive Income
Foreign currency translation adjustments	—	59	—	—	—	59
Reclassification into earnings from cash flow hedges (b)	—	—	14	—	—	14
Other (c)	—	—	—	—	16	16

Total comprehensive income						311
Other, net	(3)	—	—	—	—	(3)
Balance March 31, 2006	$11,067	$838	$(65)	$(61)	$33	$11,812

Net income	320	—	—	—	—	320
Other Comprehensive Income
Foreign currency translation adjustments	—	252	—	—	—	252
Reclassification into earnings from cash flow hedges (b)	—	—	5	—	—	5
Unrealized losses on cash flow hedges (a)	—	—	(7)	—	—	(7)
Transfer of taxes on net investment hedge and other hedges to Duke Capital	—	62	7	—	—	69
Transfer of Midwestern assets to CG&E (d)	—	—	40	—	—	40
Other (c)	—	—	—	—	(7)	(7)

Total comprehensive income						672
Transfer of Midwestern assets to CG&E	(1,452)	—	—	—	—	(1,452)
Transfer of Bison to Duke Energy	(60)	—	—	—	—	(60)
Forgiveness of advances to Duke Energy	(503)	—	—	—	—	(503)
Distributions to parent, net	(553)	—	—	—	—	(553)
Other, net	(13)	—	—	—	—	(13)
Balance June 30, 2006	$8,806	$1,152	$(20)	$(61)	$26	$9,903

(a)	Net unrealized gains (losses) on cash flow hedges, net of $10 tax benefit and $53 tax expense for the three months ended June 30, 2006 and 2005, respectively, and $10 tax benefit and $126 tax expense for the six months ended June 30, 2006 and 2005 respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $7 tax expense and $31 tax benefit for the three months ended June 30, 2006 and 2005 respectively, and $12 and $1 tax expense for the six months ended June 30, 2006 and 2005 respectively.
(c)	Net of $4 tax benefit for the three months ended June 30, 2006 and $4 tax expense for the six months ended June 30, 2006.
(d)	Net of $24 tax expense for the three months ended June 30, 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to its wholly-owned subsidiary, Duke Capital LLC (collectively with its subsidiaries, “Duke Capital”). As a result of these transfers, prior period amounts have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets under common control. The inclusion of DEM in the results of operations of Duke Capital for prior periods increased net income by $6 million for the three months ended March 31, 2006 and increased net income by $1 million and $2 million for the three and six months ended June 30, 2005, respectively. The net of tax impact on other comprehensive income of the inclusion of DEM was immaterial for all prior periods. Additionally, on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Due to continuing involvement between Bison and Duke Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment. Accordingly, Bison’s operations are not included in Duke Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in Duke Capital.

Additionally, in April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to CG&E approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital contribution at historical cost. In connection with the transfer, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets. The amounts that Duke Capital may be required to reimburse CG&E under this arrangement are not expected to be significant. The results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

Duke Capital is a leading energy company located in the Americas with a real estate subsidiary. As a result of Duke Energy’s merger with Cinergy, Duke Capital and its subsidiaries entered into a tax sharing agreement with Duke Energy, effective April 1, 2006, where the separate return method is used to allocate income taxes to the subsidiaries based on the results of their operations. The accounting for income taxes essentially represents the income taxes that Duke Capital would incur if Duke Capital were a separate company filing its own tax return as a C-Corporation. Prior to entering into this tax sharing agreement, Duke Capital and Duke Energy Americas (DEA) were pass-through entities for U.S. income tax purposes. As a result, on April 1, 2006, all deferred taxes related to Duke Capital and DEA, which previously flowed through to Duke Capital’s parent, Duke Energy, were reinstated, resulting in an increase in Member’s Equity of approximately $37 million.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

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

2. Acquisitions and Dispositions

Acquisitions. Duke Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on known contingencies existing at the date of acquisition becomes available during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items.

Other Acquisitions. During the first quarter of 2006, Duke Energy International (DEI) closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and natural gas liquids and the generation, transmission and sale of electricity from a 177 megawatt power plant. These acquisitions increased DEI’s ownership in Aguaytia to 65% and resulted in Duke Capital accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

During the first quarter of 2006, Duke Energy North America (DENA) acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. The assets and liabilities of Bridgeport, which had been classified as Assets Held For Sale, were included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 10).

Dispositions. For the three months ended June 30, 2006, the sale of other assets and businesses resulted in approximately $13 million in proceeds and net pre-tax losses of $5 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2006, the sale of other assets and businesses resulted in approximately $35 million in proceeds and net pre-tax gains of $28 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 10, and sales by Crescent Resources LLC (Crescent) which are discussed separately below. Significant sales of other assets during the six months ended June 30, 2006 result primarily from:

•	Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million which was recorded in (Losses) Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customers transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million, of which approximately $23 million was recorded in (Losses) Gains on Sales of Other Assets and Other, net and approximately $1 million was recorded in Other Income and Expenses, net in the accompanying Consolidated Statements of Operations (see Note 7).

For the three months ended June 30, 2006, Crescent’s commercial and multi-family real estate sales resulted in $165 million of proceeds and $145 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. For the six months ended June 30, 2006, Crescent’s commercial and multi-family real estate

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

sales resulted in $221 million of proceeds and $171 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales primarily consisted of two office buildings at Potomac Yard in Washington, D.C. for a pre-tax gain of $81 million and land at Lake Keowee in northwestern South Carolina for a pre-tax gain of $52 million, as well as several other large land tract sales.

For the three months ended June 30, 2005, the sale of other assets, businesses and equity investments resulted in approximately $13 million in proceeds, and pre-tax gains of $6 million recorded in (Losses) Gains on Sales and Impairments of Equity Investments on the Consolidated Statements of Operations. For the six months ended June 30, 2005, the sale of other assets, businesses and equity investments resulted in approximately $1.2 billion in proceeds, net pre-tax gains of $8 million recorded in (Losses) Gains on Sales of Other Assets and Other, net and pre-tax gains of $1.2 billion recorded in (Losses) Gains on Sales and Impairments of Equity Investments on the Consolidated Statements of Operations. These sales exclude assets held for sale and reflected in discontinued operations, both of which are discussed in Note 10, and sales by Crescent which are discussed separately below. Significant sales of other assets and equity investments during the six months ended June 30, 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly-owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which have been classified as (Losses) Gains on Sales of Other Assets and Other, net in the Consolidated Statement of Operations for the six months ended June 30, 2005. Minority Interest Expense of $343 million was recorded in the Consolidated Statement of Operations for the six months ended June 30, 2005 to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of the TEPPCO GP.
•	Additional asset and business sales during the six month period ended June 30, 2005 total approximately $20 million in proceeds. These sales resulted in net pre-tax gains of $9 million which were recorded in (Losses) Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

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

3. Stock-Based Compensation

Duke Capital and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Effective January 1, 2006, Duke Energy adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Energy elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R).

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Capital recorded stock-based compensation expense in income from continuing operations for the three and six months ended June 30, 2006 and 2005 as follows, the components of which are further described below:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions)		(in millions)
Stock Options	$1	$—	$2	$—
Stock Appreciation Rights	—	1	1	1
Phantom Stock	9	4	13	8
Performance Awards	5	6	9	11
Other Stock Awards	—	—	—	1

Total	$15	$11	$25	$21

The tax benefit associated with the recorded expense for the six months ended June 30, 2006 and 2005 was approximately $9 million and $8 million, respectively. There were no material differences in income from continuing operations, net income or cash flows from the adoption of SFAS No. 123(R).

The following table shows what net income would have been for Duke Capital if Duke Energy had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation (in millions)

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Income, as reported	$129	$781

Add: stock-based compensation expense included in reported net income, net of related tax effects	7	13
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7)	(13)

Pro forma net income, net of related tax effects	$129	$781

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

Upon the acquisition of Westcoast Energy, Inc. (Westcoast), Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Duke Energy stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

Stock Option Activity

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	19,493	$29
Employee transfers into Duke Capital (a)	379	31
Exercised	(819)	20
Forfeited or expired	(327)	31

Outstanding at June 30, 2006	18,726	30	4.7	$76

Exercisable at June 30, 2006	16,603	$31	4.4	48

(a)	Represents options associated with employees transferred into Duke Capital.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

On December 31, 2005, Duke Capital employees had 16 million exercisable Duke Energy options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $7 million and $11 million, respectively. Cash received by Duke Energy from options exercised during the six months ended June 30, 2006 was approximately $16 million, with a related tax benefit to Duke Energy of approximately $3 million.

There were no options granted during the six months ended June 30, 2006 or during the year ended December 31, 2005.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial.

Stock-based performance awards outstanding under the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 769,340 shares (fair value of approximately $14 million) to Duke Capital employees in the six months ended June 30, 2006, and 1,004,150 shares (fair value of approximately $27 million, based on the market price of Duke Energy’s common stock at the grant date) in the six months ended June 30, 2005.

The following table summarizes information about stock-based performance awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,351,972	$25
Granted	769,340	18
Vested	(114,000)	27
Forfeited	(196,527)	26
Canceled	—	—

Outstanding at June 30, 2006	2,810,785	$23

The total fair value of the shares vested during the six months ended June 30, 2006 and 2005 was approximately $3 million in both periods. As of June 30, 2006, Duke Capital had approximately $28 million of compensation expense which is expected to be recognized over a weighted-average period of 1.4 years.

Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 540,610 shares to Duke Capital employees (fair value of approximately $16 million) based on the market price of Duke Energy’s common stock at the grant dates in the six months ended June 30, 2006, and 923,480 shares (fair value of approximately $25 million) in the six months ended June 30, 2005.

The following table summarizes information about phantom stock awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,009,641	$25
Granted	540,610	29
Vested	(472,016)	25
Forfeited	(127,324)	25
Canceled	—	—

Outstanding at June 30, 2006	1,950,911	$26

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

The total fair value of the shares vested during the six months ended June 30, 2006 and 2005 was approximately $12 million and $6 million, respectively. As of June 30, 2006, Duke Capital had approximately $25 million of compensation expense which is expected to be recognized over a weighted-average period of 3.2 years.

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. Duke Energy awarded 41,000 shares to Duke Capital employees (fair value of approximately $1 million) based on the market price of Duke Energy’s common stock at the grant dates in the six months ended June 30, 2006, and 35,000 shares (fair value of approximately $1 million) in the six months ended June 30, 2005.

The following table summarizes information about other stock awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	122,937	$25
Granted	41,000	29
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at June 30, 2006	145,307	$27

The total fair value of the shares vested during the six months ended June 30, 2006 and 2005 was less than $1 million in both periods. As of June 30, 2006, Duke Capital had approximately $2 million of compensation expense which is expected to be recognized over a weighted-average period of 1.9 years.

4. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory

	June 30,	December 31,
	2006	2005
	(in millions)
Materials and supplies	$143	$130
Natural gas	218	269
Petroleum products	40	45

Total inventory	$401	$444

5. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants. In the second quarter of 2006, Duke Capital closed on the syndication of $600 million in revolving credit facilities in the U.S. and 600 million in Canadian dollars. These syndications, which were amendments to and extensions of existing U.S. and Canadian credit facilities, extended the terms of the credit facilities by one year and built in covenant flexibility where appropriate to allow Duke Capital to pursue certain strategic activities, including Duke Energy’s expected separation of the gas and electric businesses.

During the six months ended June 30, 2006, Duke Capital’s consolidated credit capacity decreased by approximately $1,236 million, primarily due to the terminations of an $800 million syndicated credit facility and $460 million in bi-lateral credit facilities. The terminations of these credit facilities primarily reflect Duke Capital’s reduced liquidity needs as a result of exiting the DENA business (see Note 10).

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2006, Duke Capital

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Facilities Summary as of June 30, 2006

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
	(in millions)
Duke Capital LLC
$600 multi-year syndicated (a), (b), (d)	June 2010
$130 three-year bi-lateral (b)	October 2007
$120 multi-year bi-lateral (b)	July 2009
Total Duke Capital LLC		$850	$—	$372	$372

Westcoast Energy Inc.
$180 multi-year syndicated (c), (e)	June 2011	180	—	—	—

Union Gas Limited
$360 364-day syndicated (f)	June 2007	360	—	—	—

Total (g)		$1,390	$—	$372	$372

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	In June 2006, credit facility expiration date was extended from June 2010 to June 2011.
(d)	In June 2006, credit facility expiration date was extended from June 2009 to June 2010.
(e)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(f)	In June 2006, credit facility was amended to increase the amount from 300 to 400 million Canadian dollars, in addition to extending the maturity from June 2006 to June 2007. It contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75% and an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.
(g)	Various credit facilities that support ongoing or discontinued operations and miscellaneous transactions are not included in this credit facilities summary.

6. Employee Benefit Obligations

Duke Capital and its subsidiaries participate in Duke Energy’s non-contributory defined benefit retirement plan. Duke Capital’s net periodic pension benefit for its U.S. plan, as allocated by Duke Energy, was $3 million and $5 million for the three months ended June 30, 2006 and 2005, respectively, and $7 million and $10 million for the six months ended June 30, 2006 and 2005, respectively.

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Capital and its subsidiaries participate in Duke Energy’s non-qualified pension plans. Duke Capital’s net periodic pension cost for its U.S. plan, as allocated by Duke Energy, was $1 million for both the three months ended June 30, 2006 and 2005 and $2 million for both the six months ended June 30, 2006 and 2005, respectively.

There have been no contributions made by Duke Capital to Duke Energy’s U.S. retirement plan during the three and six months ended June 30, 2006.

The following tables show the components of the net periodic pension costs for the Westcoast Canadian retirement plans.

Components of Net Periodic Pension Costs (Income) for Westcoast: Qualified Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$3	$2	$6	$4
Interest cost on projected benefit obligation	8	8	16	15
Expected return on plan assets	(8)	(7)	(16)	(13)
Amortization of losses	3	1	5	2

Net periodic pension costs	$6	$4	$11	$8

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Components of Net Periodic Pension Costs for Westcoast: Non-Qualified Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Interest cost on projected benefit obligation	$1	$1	$2	$2
Amortization of loss	—	—	1	—

Net periodic pension costs	$1	$1	$3	$2

Westcoast’s policy is to fund its defined benefit (DB) retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Duke Capital has contributed $11 million and $21 million to the Westcoast DB plans for the three and six months ended June 30, 2006, respectively. Duke Capital anticipates that it will make total contributions of approximately $42 million in 2006. Duke Capital has contributed $1 million and $2 million to the Westcoast DC plans for the three and six months ended June 30, 2006, respectively, and anticipates that it will make total contributions of approximately $4 million in 2006. Duke Capital has contributed $1 million and $2 million to the Westcoast non-qualified plans for the three and six months ended June 30, 2006, respectively, and anticipates that it will make total contributions of approximately $4 million in 2006.

Duke Capital and most of its subsidiaries, in conjunction with Duke Energy, provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Capital’s net periodic post-retirement costs as allocated by Duke Energy were $5 million and $4 million for the three months ended June 30, 2006 and 2005, respectively, and $10 million and $9 million for the six months ended June 30, 2006 and 2005, respectively.

The following table shows the components of the net periodic post-retirement benefit costs for the Westcoast other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs for Westcoast

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost benefit	$1	$—	$2	$1
Interest cost on accumulated post-retirement benefit obligation	2	1	3	2
Amortization of losses	—	1	1	1

Net periodic post-retirement benefit costs	$3	$2	$6	$4

Duke Energy also sponsors, and Duke Capital participates in, an employee savings plan that covers substantially all U.S. employees. Duke Capital expensed plan contributions, including amounts allocated by Duke Energy, of $4 million for both the three months ended June 30, 2006 and 2005 and $13 million and $12 million for the six months ended June 30, 2006 and 2005, respectively.

7. Marketable Securities

During the six months ended June 30, 2006, Duke Energy’s Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contract. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in (Losses) Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the six months ended June 30, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities. During the six months ended June 30, 2006, these securities were sold and an additional gain of approximately $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations for the six months ended June 30, 2006.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

As discussed in Note 1, on April 3, 2006, Duke Capital transferred the operations of Bison to Duke Energy. As a result of this transfer, Duke Capital’s long-term investments, which are classified in Other Investments and Other Assets on the Consolidated Balance Sheets, decreased approximately $200 million from the amounts reported in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005.

8. Severance

During the three months ended June 30, 2006, Duke Capital accrued approximately $16 million related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy (see Note 1).

As discussed further in Note 10, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA anticipates involuntary termination of approximately 250 employees by the end of the third quarter of 2006. Management anticipates future severance costs related to this exit plan not included in the following table will be immaterial.

Severance Reserve

	Balance at January 1, 2006	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2006
	(in millions)
Natural Gas Transmission	$3	$(1)	$—	$2
Other (a)	28	6	(16)	18

Total (b)	$31	$5	$(16)	$20

(a)	Amounts associated with DENA’s discontinued operations are included as part of Other (see Note 10). Included in the provisions/adjustments column is approximately $9 million of reversals of previously recorded reserves related to the DENA exit.
(b)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

9. Impairments and Other Charges

International Energy. During the three months ended June 30, 2006, International Energy recorded a $55 million other-than-temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). The current GCSA expires on November 7, 2006 and there have been ongoing discussions between Campeche and PEMEX to either sell the Campeche investment or renew the GCSA. In the second quarter of 2006, based on ongoing discussions with PEMEX, it was determined that there was a limited future need for Campeche’s gas compression services. Management of International Energy determined that it is probable that the Campeche investment will ultimately be sold or the GCSA will be renewed for a significantly lower rate. An other-than-temporary impairment loss was recorded to reduce the carrying value to $14 million, which is management’s best estimate of realizable value. The charges consist of a $17 million impairment of the carrying value of the equity method investment, which has been classified within (Losses) Gains on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations for the three and six months ended June 30, 2006, and a $38 million impairment of notes receivable from Campeche, which has been classified within Operations, Maintenance and Other in the Consolidated Statements of Operations for the three and six months ended June 30, 2006.

Field Services. During the six months ended June 30, 2005, the Field Services business unit recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. See Note 12 for a discussion of the impacts of the DEFS disposition transaction on certain cash flow hedges.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

10. Discontinued Operations and Assets Held for Sale

		Operating (Loss) Gain			Net Loss on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Gain	Income Tax (Benefit) Expense	Operating (Loss) Gain, Net of Tax	Pre-tax (Loss) Gain on Dispositions	Income Tax (Benefit) Expense	(Loss) Gain on Dispositions, Net of Tax	(Loss) Gain From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended June 30, 2006
Other (a)	$146	$(20)	$(17)	$(3)	$(78)	$(28)	$(50)	$(53)
International Energy	—	(1)	(1)	—	9	4	5	5

Total consolidated	$146	$(21)	$(18)	$(3)	$(69)	$(24)	$(45)	$(48)

Three Months Ended June 30, 2005
Other (a)	$386	$(27)	$2	$(29)	$—	$—	$—	$(29)
International Energy	—	2	2	—	—	—	—	—
Commercial Power	6	(12)	—	(12)	—	—	—	(12)
Crescent	1	—	—	—	—	—	—	—

Total consolidated	$393	$(37)	$4	$(41)	$—	$—	$—	$(41)

Six Months Ended June 30, 2006
Other (a)	$500	$(52)	$(99)	$47	$(234)	$(85)	$(149)	$(102)
International Energy	—	(1)	(1)	—	(10)	(3)	(7)	(7)
Commercial Power	13	(13)	—	(13)	—	—	—	(13)

Total consolidated	$513	$(66)	$(100)	$34	$(244)	$(88)	$(156)	$(122)

Six Months Ended June 30, 2005
Field Services	$4	$—	$—	$—	$—	$—	$—	$—
Other (a)	877	(25)	55	(80)	—	—	—	(80)
International Energy	—	4	3	1	—	—	—	1
Commercial Power	19	(16)	1	(17)	—	—	—	(17)
Crescent	1	—	—	—	—	—	—	—

Total consolidated	$901	$(37)	$59	$(96)	$—	$—	$—	$(96)

(a)	Other includes the results for DENA’s discontinued operations, which were previously reported in the DENA segment.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	June 30, 2006	December 31, 2005
	(in millions)
Current assets	$56	$1,528
Investments and other assets	209	2,059
Property, plant and equipment, net	—	1,538

Total assets held for sale	$265	$5,125

Current liabilities	$60	$1,488
Long-term debt	—	61
Deferred credits and other liabilities	166	2,024

Total liabilities associated with assets held for sale	$226	$3,573

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Other

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The DENA assets to be divested include:

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

As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 8). Approximately $700 million has been incurred from the announcement date through June 30, 2006, of which approximately $80 million and $240 million was incurred during the three and six month periods ended June 30, 2006, respectively, and was recognized in Loss From Discontinued Operations, net of tax. Management does not anticipate any additional material charges related to the DENA exit plan.

In January 2006, a Duke Capital subsidiary signed an agreement to sell to LS Power DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million are subject to LS Power obtaining certain state regulatory approvals. Subject to the resolution of these contingencies, an additional gain on the disposition of these assets could be recognized in a future period. On July 20, 2006 the Public Utilities Commission of the State of California approved a toll arrangement related to the Moss Landing facility previously sold to LS Power. Upon successful completion of a 30 day appeals process, LS Power, per the PSA, will make an additional payment to DENA of approximately $40 million. DENA will record this additional gain on sale of assets when received. This additional gain is expected to be received and recorded in Q3 2006.

As of June 30, 2006 and December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets.

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

Commercial Power

As discussed in Note 1, in April 2006, Duke Capital indirectly transferred its ownership interest in DENA’s Midwestern assets to CG&E. As a result, the results of operations for DENA’s Midwestern assets up through April 1, 2006 have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

International Energy

International Energy held a receivable from Norsk Hydro ASA (Norsk) related to the 2003 sale of International Energy’s European business. In the first quarter of 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after tax) against this receivable, which was recorded in Loss From Discontinued Operations, net of tax on the Consolidated Statements of Operations. This allowance reduced the carrying value of the receivable to

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

approximately $24 million at March 31, 2006. During the second quarter of 2006, International Energy and Norsk signed a settlement agreement in which Norsk agreed to pay International Energy approximately $34 million in full settlement of International Energy’s receivable. In connection with this settlement, International Energy recorded an approximate $9 million write-up ($5 million after tax) of the receivable through a reduction in the valuation allowance, which was recorded in Loss From Discontinued Operations, net of tax on the Consolidated Statements of Operations for the three months ended June 30, 2006. In July 2006, International Energy received the settlement proceeds.

11. Business Segments

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter ended June 30, 2006, Duke Capital has adopted new business segments that management believes properly align the various operations of Duke Capital with how the chief operating decision maker views the business. Prior period segment information has been retrospectively adjusted to conform to the new segment structure. Accordingly, Duke Capital’s reportable business segments are as follows:

•	Natural Gas Transmission—segment is the same as former Duke Capital business segment
•	Field Services—segment is the same as former Duke Capital business segment
•	Commercial Power—DENA’s Midwestern operations up to April 3, 2006, at which time the Midwestern assets were transferred to CG&E (previously included in Other)
•	International Energy—consists of Duke Energy International (DEI)
•	Crescent—segment is the same as former Duke Capital business segment

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

The remainder of Duke Capital’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes DENA’s discontinued operations, certain billings to affiliates, including certain costs to achieve related to the merger with Cinergy, certain discontinued hedges, DukeNet Communications, LLC, DEM, DETM and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD). As discussed in Note 1, Bison was transferred to Duke Energy on April 1, 2006. Accordingly, the results of operations of Bison are reflected in Other for all periods prior to the transfer.

In February 2005, DEFS sold its wholly-owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Duke Capital sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP, an unrelated third party (see Note 2).

During the first quarter of 2005, Duke Capital discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 12 for further discussion.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization
Three Months Ended June 30, 2006
Natural Gas Transmission	$989	$(10)	$979	$361	$119
Field Services (c)	—	—	—	148	—
International Energy	250	—	250	26	19
Crescent	85	—	85	174	—

Total reportable segments	1,324	(10)	1,314	709	138
Other	65	34	99	(38)	6
Eliminations	—	(24)	(24)	—	—
Interest expense	—	—	—	(181)	—
Interest income and other (b)	—	—	—	11	—

Total consolidated	$1,389	$—	$1,389	$501	$144

Three Months Ended June 30, 2005
Natural Gas Transmission	$720	$44	$764	$304	$109
Field Services (c)	2,895	(23)	2,872	164	71
International Energy	182	—	182	86	16
Crescent	112	—	112	38	—

Total reportable segments	3,909	21	3,930	592	196
Other	139	18	157	(27)	7
Eliminations	—	(39)	(39)	—	—
Interest expense	—	—	—	(219)	—
Interest income and other (b)	—	—	—	28	—

Total consolidated	$4,048	$—	$4,048	$374	$203

Six Months Ended June 30, 2006
Natural Gas Transmission	$2,457	$(4)	$2,453	$799	$241
Field Services (c)	—	—	—	292	—
International Energy	481	—	481	113	37
Crescent	156	—	156	216	—

Total reportable segments	3,094	(4)	3,090	1,420	278
Other	216	33	249	(77)	11
Eliminations	—	(29)	(29)	—	—
Interest expense	—	—	—	(356)	—
Interest income and other (b)	—	—	—	32	—

Total consolidated	$3,310	$—	$3,310	$1,019	$289

Six Months Ended June 30, 2005
Natural Gas Transmission	$1,875	$80	$1,955	$715	$223
Field Services (c)	5,470	60	5,530	1,083	143
International Energy	350	—	350	154	31
Crescent	176	—	176	90	—

Total reportable segments	7,871	140	8,011	2,042	397
Other	240	(34)	206	(122)	14
Eliminations	—	(106)	(106)	—	—
Interest expense	—	—	—	(439)	—
Interest income and other (b)	—	—	—	30	—

Total consolidated	$8,111	$—	$8,111	$1,511	$411

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(c)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three and six months ended June 30, 2005 and as an equity method investment for the three and six months ended June 30, 2006.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	June 30, 2006	December 31, 2005
	(in millions)
Natural Gas Transmission	$18,979	$18,823
Field Services	1,444	1,377
Commercial Power (a)	—	1,619
International Energy	3,219	2,962
Crescent	1,698	1,507

Total reportable segments	25,340	26,288
Other (a)	1,492	8,533
Reclassifications (b)	249	235

Total consolidated assets	$27,081	$35,056

(a)	December 31, 2005 includes impacts of reclassification of DENA’s Midwestern power generating assets from Other to Commercial Power.
(b)	Represents reclassification of federal tax balances in consolidation.

12. Risk Management Instruments

The following table shows the carrying value of Duke Capital’s derivative portfolio as of June 30, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value

	June 30, 2006	December 31, 2005
	(in millions)
Hedging	$(16)	$(2)
Trading	—	5
Undesignated	(96)	(52)

Total	$(112)	$(49)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Capital’s Consolidated Balance Sheets, excluding approximately $222 million of derivative assets and $223 million of derivative liabilities which are presented as assets and liabilities held for sale at June 30, 2006.

The $44 million decrease in the undesignated derivative portfolio fair value is due primarily to termination of DENA’s sleeved transactions, primarily Barclay’s, partially offset by realized losses on certain contracts held by Duke Capital related to Field Services’ commodity price risk. As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Capital has discontinued hedge accounting for certain contracts held by Duke Capital related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $250 million of pre-tax losses were recognized in earnings by Duke Capital as of June 30, 2005. These charges have been classified in the accompanying Consolidated Statements of Operations as follows: upon discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges, while approximately $20 million and $130 million of pre-tax losses were recognized prior to the deconsolidation of DEFS as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues for the three and six months ended June 30, 2005, respectively. Approximately $21 million and $45 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Capital during the three and six months ended June 30, 2006, respectively as a component of Other Income and Expenses, net as of a result of Duke Capital’s investment in DEFS being accounted for using the equity method. Cash settlements on these contracts during the six months ended June 30, 2006 of approximately $90 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Included in Other Current Assets in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 are collateral assets of approximately $68 million and $1,279 million, respectively. Collateral assets represent cash collateral posted by Duke Capital with other third parties. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 are collateral liabilities of approximately $74 million and $608 million, respectively. Collateral liabilities represent cash collateral posted by other third parties to Duke Capital. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s Capital marketing and management activities, which included structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Capital in January 2006 was approximately $540 million based on current market prices of the contracts.

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

As of June 30, 2006, $24 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges resulted in the recognition of a pre-tax gain of approximately $9 million and an immaterial amount in the three and six months ended June 30, 2006, respectively, as compared to a pre-tax loss of approximately $11 million and $30 million in the three and six months ended June 30, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was a pre-tax loss of approximately $67 million for the six months ended June 30, 2006 and was a pre-tax loss of approximately $120 million for the six months ended June 30, 2005, and are reported in Loss From Discontinued Operations, net of tax and Impairments and Other Charges in the Consolidated Statements of Operations, respectively.

Commodity Fair Value Hedges. Some Duke Capital subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Capital actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in an immaterial amount and a pre-tax gain of $7 million in the three and six months ended June 30, 2006, respectively, as compared to immaterial amounts in the three and six months ended June 30, 2005, respectively.

13. Regulatory Matters

Natural Gas Transmission. Rate Related Information. In November 2005, The British Columbia Pipeline System (BC Pipeline) filed an application with the National Energy Board (NEB) for interim and final tolls for 2006. In December 2005, the NEB approved the 2006 interim tolls as filed and BC Pipeline started negotiations with its shippers to reach a settlement on final tolls for years 2006 and 2007. BC Pipeline reached a toll settlement agreement in principle with its customers for the 2006 and 2007 fiscal years on March 30, 2006. The toll settlement agreement was approved by the NEB on August 17, 2006.

Union Gas has rates that are approved by the OEB. Effective January 1, 2006, Union Gas implemented new rates approved by the OEB in December 2005, reflecting items previously approved. Union Gas’ earnings for 2006 continue to be subject to the earnings sharing mechanism implemented by the OEB in 2005.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

In December 2005, Union Gas filed an application with the OEB for new rates effective January 1, 2007. In May 2006, Union Gas reached a comprehensive agreement with intervenors on all financial issues, except storage regulation and Demand Side Management (DSM), and on most non-financial issues. Storage regulation and DSM are being addressed through separate proceedings initiated by the OEB. The OEB accepted this agreement on May 23, 2006. The result of the agreement is an average rate increase of approximately 2.7% effective January 1, 2007. The agreement includes an increase in the common equity component of Union Gas’ capital structure, from 35% to 36%. A decision on the remaining non-financial issues was issued by the OEB on June 29, 2006. Rates for the sale of gas are adjusted quarterly to reflect updated commodity price forecasts. The difference between the approved and the actual cost of gas incurred in the current period is deferred for future recover from or return to customers, subject to approval by the OEB. These differences are directly flowed through to customers and, therefore, no rate of return is earned on the related deferred balances. The OEB’s review and approval of these gas purchase costs primarily considers the prudence of the cost incurred.

Effective January 1, 2005, new rates (interim rates) for Maritimes & Northeast Pipeline L.L.C. (M&N) took effect, subject to refund, as a result of a rate case filed by M&N in 2004. In June 2005, a settlement agreement to resolve the proceeding was reached with customers that would provide for a rate increase over rates charged prior to January 1, 2005. On May 15, 2006 the FERC issued an order approving the settlement agreement. In June 2006, M&N refunded the difference between the settlement rates and the interim rates, plus interest, to each shipper due a refund.

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

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $50 million as of both June 30, 2006 and December 31, 2005. These accruals represent Duke Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Litigation

Western Energy and Natural Gas Litigation and Regulatory Matters. Duke Capital and several of its affiliates, as well as other energy companies, are parties to 34 lawsuits filed by or on behalf of electricity and/or natural gas purchasers in several Western states. Many of the suits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

dollars from the defendants. Six of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings to the U.S. Ninth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

Trading Related Litigation. Commencing August 2003, plaintiffs filed three class-action lawsuits in the U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002. DETM, along with numerous other entities, is named as a defendant. The plaintiffs claim that the defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. On September 24, 2004, the court denied a motion to dismiss the plaintiffs’ claims filed on behalf of DETM and other defendants, and on September 30, 2005, the court certified the class. Duke Capital has reached an agreement with the plaintiffs in these consolidated cases to resolve all issues and on February 8, 2006, the court granted preliminary approval of this settlement. The Final Judgment and Order of Dismissal were entered in May 2006. The resolution of this matter did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

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

On August 8, 2005, a plaintiff filed a lawsuit in state court in Kansas against Duke Capital and DETM, as well as other energy companies. On September 26, 2005, a class action petition was filed in state court in Kansas and on May 19, 2006 another class action petition was filed in Colorado state court. These cases were also filed against Duke Capital and DETM, as well as other energy companies. Each of these cases contains similar claims, that the respective plaintiffs were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Capital is unable to express an opinion regarding the probable outcome of these matters at this time.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Trading Related Investigations. Beginning in February 2004, Duke Capital has received requests for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activities of certain individuals involved in DETM trading operations. Duke Capital has cooperated with the government in this investigation and is unable to express an opinion regarding the probable outcome at this time.

Sonatrach/Sonatrading Arbitration. Duke Energy LNG Sales Inc. (Duke LNG) claims in an arbitration commenced in January 2001 in London that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG seeks damages of approximately $27 million. Sonatrading and Sonatrach, on the other hand, claim that Duke LNG repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach seek damages in the amount of approximately $250 million. In 2003, an arbitration tribunal issued a Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The final hearing on damages was concluded in March 2006 and the parties are awaiting a ruling from the tribunal.

Citrus Trading Corporation (Citrus) Litigation. In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in March 2003 in the U.S. District Court for the Southern District of Texas against Duke LNG and PanEnergy Corp alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience such a loss. After Citrus filed its lawsuit, Duke LNG terminated the Citrus Agreement and filed a counterclaim asserting that Citrus had breached the agreement by, among other things, failing to provide sufficient security under a letter of credit for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach, entitling Citrus to terminate the agreement and recover damages in the amount of approximately $187 million. The Court has made rulings regarding the issues of fact and law that remain for trial, and the parties have jointly requested a trial setting in December 2006. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with the Sonatrach and Citrus matters.

Exxon Mobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Duke Capital, DETMI, DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, Exxon Mobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. Exxon Mobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were not specified in the arbitration demand. Duke Capital denies these allegations, and has filed counterclaims asserting that Exxon Mobil breached its Venture obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Duke Capital’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of Exxon Mobil’s claims. Exxon Mobil filed a motion for reconsideration of the ruling as well as for an extension of the date for the arbitration hearing. Exxon Mobil also filed a motion to dismiss certain of Duke Capital’s counterclaims. Following a hearing in December 2005 on the motion for reconsideration, the arbitrators issued their ruling on January 26, 2006, generally reaffirming the original order, with a limited exception with respect to affiliate trades that is not expected to have a significant impact on the case. The panel also dismissed one of Duke Capital’s counterclaims. In response to a request from Exxon Mobil, the arbitration panel has postponed the commencement date of the arbitration hearing from January 2006 to October 2006 in Houston, Texas. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain Exxon Mobil entities asserting that those entities wrongfully terminated two gas supply agreements with the DEMLP and wrongfully failed to assume certain related gas supply agreements with other parties. A hearing in the Canadian arbitration was held in March 2006. The arbitrators issued their award in June, 2006 finding that (1) the two gas supply agreements were improperly terminated by ExxonMobil; but (2) ExxonMobil was not required to take assignment of the related third party gas supply agreements. If DEMLP and ExxonMobil cannot agree on the damages to be paid as the result of the first ruling, the issue will be decided by the same panel of arbitrators. At this time Duke Capital is unable to estimate the amount of any damage award to be received in resolution of this matter. The gas supply agreements with other parties, under which DEMLP continues to remain obligated, are currently estimated to result in losses of between $100 million and $150 million through 2011. However, these losses are subject to adjustment in the future in the event of changes in market conditions and underlying assumptions.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Other Litigation and Legal Proceedings. Duke Capital and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Duke Capital has exposure to certain legal matters that are described herein. As of June 30, 2006 and December 31, 2005, Duke Capital has recorded reserves of approximately $65 million and $150 million, respectively, for these proceedings and exposures. Duke Capital has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

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

Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of June 30, 2006 was approximately $637 million. Of this amount, approximately $408 million relates to guarantees of the payment and performance of less than wholly-owned consolidated entities. Approximately $332 million of the performance guarantees expire between 2006 and 2007, with the remaining performance guarantees expiring after 2007 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Duke Capital has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly-owned by Duke Capital but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Capital has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Capital for any amounts paid by Duke Capital related to the DE&S guarantees. Duke Capital also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Capital related to the DukeSolutions guarantees. Further, Duke Capital granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Capital has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2006 to 2021, with others having no specific term. Duke Capital is unable to estimate the total maximum potential amount of future payments under these guarantees, since some of the underlying agreements have no limits on potential liability.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of June 30, 2006 was approximately $15 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of June 30, 2006 was approximately $25 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and expire in 2006 or 2007.

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

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of June 30, 2006, Duke Capital had guaranteed approximately $15 million of outstanding surety bonds related to obligations of non-wholly-owned entities. The majority of these bonds expire in various amounts in 2006.

In 1999, IDC issued approximately $100 million in bonds to purchase equipment for lease to Hidalgo, a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of June 30, 2006 is approximately $200 million, which includes principal and interest. Duke Capital does not believe a loss under the guarantee obligation is probable as of June 30, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of June 30, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

Natural Gas Transmission, International Energy, and Crescent have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission, International Energy, or Crescent would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. As of June 30, 2006, Natural Gas Transmission was the guarantor of approximately $18 million of debt at Westcoast associated with less than wholly-owned entities, which expire in 2019. International Energy was the guarantor of approximately $13 million of performance guarantees associated with less than wholly-owned entities. Substantially all of these guarantees expire between 2006 and 2008. Crescent was the guarantor of approximately $15 million of debt associated with less than wholly-owned entities, which expire in 2006.

Duke Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other mat -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

ters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Capital’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Duke Capital is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

As discussed in Note 1, in connection with the transfer of DENA’s Midwestern assets to CG&E, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets. Duke Capital is unable to estimate total maximum potential amount of future payments under this financial performance guarantee, however payments made under this agreement are not expected to be significant.

As of June 30, 2006, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas business to Duke Energy shareholders. The new gas company, which has yet to be named, would consist of Duke Capital’s Natural Gas Transmission businesses segment, which would include Duke Capital’s 50-percent ownership interest in DEFS. Duke Energy is targeting a January 1, 2007 effective date for the transaction. As a result of the spin-off, Duke Capital is expected to indemnify Duke Energy for any amounts paid under existing guarantees of wholly-owned subsidiaries that will become guarantees of third party performance upon the separation of the gas and power businesses.

16. Member’s Equity and Related Party Transactions

As discussed in Note 2, in February 2005, DEFS sold its wholly-owned subsidiary TEPPCO GP, the general partner of TEPPCO Partners, L.P. (TEPPCO), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO for approximately $100 million. Prior to the completion of these sale transactions, Duke Capital accounted for its investment in TEPPCO under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

During the six months ended June 30, 2006, Duke Capital advanced approximately $86 million to its parent, Duke Energy, and forgave advances to Duke Energy of approximately $503 million. The advance is presented as Advances to Parent within financing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006. The advance forgiveness has been presented as a non-cash financing activity within the Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

During the six months ended June 30, 2006, Duke Capital distributed $590 million to Duke Energy to provide funding support for Duke Energy’s second quarter dividend and accelerated share repurchase plan. During the six months ended June 30, 2005, Duke Capital distributed $1,050 million to Duke Energy to provide funding for the execution of Duke Energy’s accelerated share acquisition plan. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO, noted above.

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy as a partial return of the income tax benefit associated with the transfer of deferred tax assets to Duke Energy in 2004. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. This forgiveness has been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the three months ended March 31, 2005.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Balances due to or due from Duke Energy or other affiliates included in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 are as follows:

Assets/(Liabilities)	June 30, 2006	December 31, 2005
	(in millions)
Advances receivable/(payable) (b)	$307	$(30)
Taxes receivable (a)	226	187
Other noncurrent assets (d)	10	—
Other current liabilities (c)	—	(2)
(a)	The balance is classified as Other Current Assets on the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. Advances payable are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.
(d)	The balance is classified in Other within Investments and Other Assets on the Consolidated Balance Sheets.

For the three months ended June 30, 2006, and 2005, Duke Capital recorded income in the amount of approximately $18 million and $41 million, respectively, related to a management fee charged to an unconsolidated affiliate of Duke Capital. For the six months ended June 30, 2006, and 2005, Duke Capital recorded income in the amount of approximately $36 million and $81 million, respectively, related to management fees charged to an unconsolidated affiliate of Duke Capital. These amounts are recorded in Other Income and Expenses, net on the Consolidated Statements of Operations. Previously, these amounts were recorded as a reduction of Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Prior period amounts have been reclassified to Other Income and Expenses, net to conform to the 2006 presentation. Additionally, for the three months ended June 30, 2006 and 2005, Duke Capital recognized recoveries of expenses in the amount of $199 million and $117 million, respectively. For the six months ended June 30, 2006 and 2005, Duke Capital recognized recoveries of expenses in the amount of $334 million and $218 million, respectively. These amounts represent recoveries of direct and allocated corporate governance and shared service costs charged to unconsolidated affiliates and are reflected as an offset within Operation, Maintenance, and Other and Depreciation and Amortization within Operating Expenses on the Consolidated Statements of Operations. Also included in Operations, Maintenance and Other within Operating Expenses in the Consolidated Statements of Operations for the three months ended June 30, 2006 is approximately $7 million of allocated costs charged to Duke Capital by an affiliate of Cinergy.

For the three months ended June 30, 2006 and 2005, net revenues of approximately $4 million and $1 million, respectively, are included in the Consolidated Statements of Operations and primarily consist of settlements to Duke Energy or its affiliates for NGL’s, gas hedges and insurance premiums. For the six months ended June 30, 2006 and 2005, net expenses of approximately $12 million and net revenues of $1 million, respectively, are included in the Consolidated Statements of Operations and primarily consist of settlements to Duke Energy for NGL’s, gas hedges and insurance premiums.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Energy’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% and resulted in Duke Capital and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for the investment using the equity method of accounting (see Note 2). Duke Capital’s 50% of equity in earnings of DEFS for the three and six months ended June 30, 2006 was approximately $149 million and $295 million, respectively, and Duke Capital’s investment in DEFS as of June 30, 2006 was $1,371 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. During the three months ended June 30, 2006, Duke Capital had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $35 million, $1 million and $3 million, respectively. During the six months ended June 30, 2006, Duke Capital had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $69 million, $9 million and $7 million, respectively. Additionally, Duke Capital received approximately $230 million in distributions of earnings from DEFS in 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Duke Capital has recognized an approximate $77 million receivable as of June 30, 2006 due to its share of a distribution declared by DEFS in June 2006 but paid in July 2006. Summary financial information for DEFS, which is accounted for under the equity method, as of and for the three and six months ended June 30, 2006 is as follows:

	Three months Ended June 30, 2006	Six months Ended June 30, 2006
	(in millions)	(in millions)
Operating revenues	$3,002	$6,311
Operating expenses	$2,657	$5,651
Operating income	$345	$660
Net income	$299	$590

	June 30, 2006
	(in millions)
Current assets	$2,055
Non-current assets	$4,838
Current liabilities	$2,098
Non-current liabilities	$2,040
Minority interest	$93

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

Duke Capital has entered into an agreement to sell 100% of the shares of Westcoast Gas Services, Inc. (WGSI), which owns interests in four gas processing plants and related gas gathering systems, to the Duke Energy Income Fund (Income Fund) for approximately $128 million. The Income Fund is a Canadian income trust that was created in December 2005, and the sale of WGSI reduced Duke Capital’s ownership interest in the Income Fund from approximately 58% to approximately 46%. Closing of the sale is conditional upon approval by the fund unitholders, other than Duke Capital, and its affiliates and is expected to occur during the third quarter of 2006.

Also see Notes 1, 2, 9, 10 and 15 for additional related party information.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

17. New Accounting Standards

The following new accounting standards were adopted by Duke Capital subsequent to June 30, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

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

SFAS No. 123(R). “Share-Based Payment.” In December of 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Capital to record compensation expense for all unvested awards beginning January 1, 2006.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

SFAS No. 123(R), which was adopted by Duke Energy effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Capital in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 3).

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” In February 2006, the FASB staff issued FSP No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP FAS No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP FAS No. 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP FAS No. 123(R)-4 was effective for Duke Capital as of April 1, 2006. Duke Capital adopted SFAS No. 123(R) as of January 1, 2006 (see Note 3). The adoption of FSP FAS No. FAS 123(R)-4 did not have a material impact on Duke Capital’s consolidated statement of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Capital adopted SFAS No. 123(R) and SAB 107 effective January 1, 2006.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of June 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This Statement is effective for Duke Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective for Duke Capital as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. Duke Capital does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R).” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), ”Consolidation of Variable Interest Entities.” The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance will be applied prospectively to all entities with which Duke Capital first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. Duke Capital does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. Duke Capital is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” (EITF 05-1). In June 2006, the EITF reached a consensus on Issue No. 05-1. The consensus requires that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that became convertible upon the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. If the debt instrument did not contain a substantive conversion option as of its issuance date, the issuance of equity securities to settle the debt instrument should be accounted for as a debt extinguishment. The consensus is effective for Duke Capital for all conversions within its scope that result from the exercise of call options beginning July 1, 2006. Duke Capital does not anticipate the adoption of EITF Issue 05-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). In June 2006, the EITF reached a consensus on Issue No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., include in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Capital beginning January 1, 2007. Duke Capital does not anticipate the adoption of EITF Issue 06-3 will have any material impact on its consolidated results of operations.

18. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes, such as sales and use, franchise, and property, have been made for potential liabilities resulting from such matters. As of June 30, 2006, Duke Capital has total provisions of approximately $129 million for uncertain tax positions, as compared to approximately $123 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

The effective tax rate for income from continuing operations for the three months ended June 30, 2006 was approximately 26.5% as compared to 54.5% for the same period in 2005. The decrease in the effective tax rate for income from continuing operations for the three months ended June 30, 2006 as compared to the same period in the prior year primarily relates to a reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy. Additionally, the effective tax rate for income from continuing operations for the three months ended June 30, 2005 was impacted by tax expenses of approximately $36 million associated with the 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the flow through of certain tax losses to Duke Energy.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

The effective tax rate for the six months ended June 30, 2006 was approximately 34.8% as compared to 42.0% for the same period in 2005. The decrease in the effective tax rate for income from continuing operations for the six months ended June 30, 2006 as compared to the same period in the prior year primarily relates to the same items as discussed above for the three month period ended June 30, 2006 as compared to the same period in the prior year.

As of June 30, 2006 and December 31, 2005, approximately $226 million and $168 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. Additionally, approximately $226 million and $187 million, respectively, of federal income tax receivables from Duke Energy were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2006, these balances exceeded 5% of total current assets.

19. Subsequent Events

For information on subsequent events related to discontinued operations and assets held for sale, regulatory matters, and member’s equity and related party transactions, see Notes 10, 13 and 16, respectively.

PART I

DUKE CAPITAL LLC

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (Duke Power). The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to its wholly-owned subsidiary, Duke Capital LLC (collectively with its subsidiaries, “Duke Capital”). As a result of these transfers, prior period amounts have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets under common control. Additionally, on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Accordingly, Bison’s operations are not included in Duke Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in Duke Capital.

Additionally, in April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to CG&E approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital contribution at historical cost. In connection with the transfer, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets. The results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

Executive Overview

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas business to Duke Energy shareholders. The new gas company, which has yet to be named, will consist of Duke Capital’s Natural Gas Transmission business segment, which includes Union Gas, and Duke Capital’s 50-percent ownership interest in Duke Energy Field Services (DEFS). Approximately $3 billion of debt currently at Duke Capital is anticipated to transfer to the new natural gas company at the time of the spin-off. Duke Energy is targeting a January 1, 2007 effective date for the transaction and expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes to both Duke Energy and its shareholders. The transaction would require Virginia State Corporation Commission approval and Duke Energy applied for such approval on August 1, 2006. In addition, approval from the Federal Communications Commission would be required for the indirect change in control over various licenses from Duke Energy to the new gas company. Duke Energy expects to make the requisite applications in the third quarter 2006. This spin-off will likely have a material impact on Duke Capital’s consolidated results of operations, cash flows and financial condition, as well as liquidity and capital resources.

For the three months ended June 30, 2006, Duke Capital reported net income of $320 million as compared to net income of $129 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, Duke Capital reported net income of $542 as compared to net income of $781 million for the six months ended June 30, 2005. The decrease in net income was due primarily to the pre-tax gain of approximately $900 million (net of minority interest of approximately $343 million) recorded in 2005 related to DEFS’ sale of Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP

PART I

DUKE CAPITAL LLC

(TEPPCO LP), and Duke Capital’s sale of its limited partner interests in TEPPCO LP and the recognition of prior year hedge losses. The highlights for the three and six months ended June 30, 2006 include:

•	Natural Gas Transmission’s earnings increased over the same periods in the previous year due to higher natural gas processing—primarily from the addition of the Empress assets acquired in 2005, business expansion, favorable resolution of property tax issues and the impact of a strengthening Canadian currency. These results were partially offset by higher operating costs and lower equity earnings related to interest expense;
•	Field Services results decreased in 2006 as compared to the same periods in the prior year, primarily as a result of the gain from the sale of TEPPCO in 2005, the reduction in ownership percentage by Duke Capital as a result of the DEFS disposition transaction whereby Duke Capital reduced its ownership interest in DEFS from 69.7% to 50% effective July 1, 2005, and decreased volumes, partially offset by strong commodity prices during 2006, natural gas liquids (NGL) and gas marketing results and lower hedge losses recognized with the discontinuance of certain cash flow hedges in 2005;
•	International Energy experienced lower earnings compared to the same periods in the prior year primarily driven by an impairment of the Campeche equity investment in Mexico and related note receivable reserve, increased power purchases as a result of an unplanned outage in Peru and unfavorable hydrology in Peru and Brazil. These results were partially offset by favorable currency impacts—mainly in Brazil;
•	Crescent had improved results compared to same periods in the prior year, driven primarily by an approximate $81 million gain on the sale of properties at Potomac Yard in Washington, DC, and an approximate $52 million land sale at Lake Keowee in South Carolina during 2006;
•	Other losses increased for the three months ended June 30, 2006 as compared to the same period in the prior year due primarily to a reduction in a management fee charged to an unconsolidated affiliate, partially offset by prior year expenses related to liabilities associated with mutual insurance companies. The decrease in losses for the six months ended June 30, 2006 as compared to the same period in the prior year is driven by lower net losses resulting from realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk, as well as prior year expenses related to liabilities associated with mutual insurance companies, partially offset by a reduction in a management fee charged to an unconsolidated affiliate; and
•	Loss from discontinued operations, primarily related to the exit of the DENA business, increased in 2006 compared to the same periods in the prior year due primarily to the termination or sale of the final remaining contracts at DENA, as well as the loss on operation of DENA’s Midwestern assets, which were transferred to CG&E in April 2006.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$1,389	$4,048	$(2,659)	$3,310	$8,111	$(4,801)
Operating expenses	1,035	3,514	(2,479)	2,502	7,194	(4,692)
Gains on sales of investments in commercial and multi-family real estate	145	12	133	171	54	117
(Losses) gains on sales of other assets and other, net	(5)	1	(6)	28	8	20

Operating income	494	547	(53)	1,007	979	28
Other income and expenses, net	203	124	79	398	1,469	(1,071)
Interest expense	181	219	(38)	356	439	(83)
Minority interest expense	15	78	(63)	30	498	(468)

Earnings from continuing operations before income taxes	501	374	127	1,019	1,511	(492)
Income tax expense from continuing operations	133	204	(71)	355	634	(279)

Income from continuing operations	368	170	198	664	877	(213)
Loss from discontinued operations, net of tax	(48)	(41)	(7)	(122)	(96)	(26)

Net income	$320	$129	$191	$542	$781	$(239)

Consolidated Operating Revenues

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating revenues for the three months ended June 30, 2006 decreased $2,659 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,872 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in revenues were:

•	A $215 million increase at Natural Gas Transmission due to new Canadian assets, primarily higher processing revenues on the Empress System (approximately $122 million), favorable Canadian dollar foreign exchange impacts (approximately $47 million), recovery of higher natural gas commodity costs (approximately $27 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas Limited (Union Gas), partially offset by lower gas usage due to unseasonably warmer weather (approximately $19 million), and
•	A $68 million increase at International Energy due to increased ownership and resulting consolidation of Aguaytia (approximately $28 million), higher energy prices and generation in Latin America (approximately $25 million) and an increase in Brazil mainly due to favorable exchange rates and higher average prices (approximately $11 million).

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating revenues for the six months ended June 30, 2006 decreased $4,801 million, compared to the same period in 2005. This change was driven primarily by:

•	A $5,530 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in revenues were:

•	A $498 million increase at Natural Gas Transmission due to new Canadian assets, primarily higher processing revenues on the Empress System (approximately $267 million), recovery of higher natural gas commodity costs (approximately $145 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas, and favorable Canadian dollar foreign exchange impacts (approximately $102 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $104 million).
•	A $131 million increase at International Energy due to higher energy prices and favorable exchange rates in Latin America (approximately $79 million) and increased ownership and resulting consolidation of Aguaytia (approximately $48 million), and
•	An approximate $130 million increase in Other related to the prior year impact of the realized and unrealized mark-to-market losses of Field Services’ hedges that had been recorded in operating revenues prior to the deconsolidation of DEFS.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

PART I

Consolidated Operating Expenses

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating expenses for the three months ended June 30, 2006 decreased $2,479 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,636 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in expenses were:

•	A $152 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $91 million), Canadian dollar foreign exchange impacts (approximately $37 million) and increased natural gas prices at Union Gas (approximately $27 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $15 million), and
•	A $106 million increase at International Energy primarily due to a reserve on a note receivable from the Campeche equity investment (approximately $38 million) (see Note 9 to the Consolidated Financial Statements, “Impairments and Other Charges”), increased ownership and resulting consolidation of Aguaytia (approximately $31 million), and higher fuel prices and volumes in Latin America due to increased generation (approximately $17 million).

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating expenses for the six months ended June 30, 2006 decreased $4,692 million, compared to the same period in 2005. This change was driven primarily by:

•	A $5,207 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in expenses were:

•	A $431 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $222 million), increased natural gas prices at Union Gas (approximately $145 million), resulting from high natural gas prices passed through to customers without a mark-up at Union Gas, Canadian dollar foreign exchange impacts (approximately $81 million), partially offset by lower gas purchase costs due to unseasonably warmer weather (approximately $82 million), and
•	A $144 million increase at International Energy primarily due to increased ownership and resulting consolidation of Aguaytia (approximately $44 million), a reserve on a note receivable from the Campeche equity investment (approximately $38 million), and higher fuel prices and volumes in Latin America due to increased generation (approximately $35 million).

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated gains on sales of investments in commercial and multi-family real estate increased $133 million compared to the same period in 2005. This increase was primarily due to an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina.

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated gains on sales of investments in commercial and multi-family real estate increased $117 million compared to the same period in 2005. This increase was primarily due to an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina.

Consolidated (Losses) Gains on Sales of Other Assets and Other, Net

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated (losses) gains on sales of other assets and other, net for the six months ended June 30, 2006 increased $20 million, compared to the same period in 2005. The increase was due primarily to an approximate $23 million gain on the settlement of a customer’s transportation contract at Natural Gas Transmission in 2006, partially offset by an approximate $5 million loss on a contract termination.

Consolidated Operating Income

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating income for the three months ended June 30, 2006 decreased $53 million, compared to the same period in 2005. Decreased operating income was primarily related to impacts of the deconsolidation of DEFS, effective July 1, 2005, which amounted to $235 million for the three months ended June 30, 2005, partially offset by approximately $133 million increase in gains on sales of investments in commercial and multi-family real estate and increased operating income at Natural Gas Transmission primarily driven by higher processing income. Other drivers to operating income are discussed above.

PART I

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated operating income for the six months ended June 30, 2006 increased $28 million, compared to the same period in 2005. Increased operating income was primarily related to an approximate $250 million negative impact to operating income during the six months ended June 30, 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, $117 million increase in gains on sales of investments in commercial and multi-family real estate and increased operating income at Natural Gas Transmission primarily driven by higher processing income. Partially offsetting those results were the impacts of the deconsolidation of DEFS, effective July 1, 2005, which amounted to $322 million for the six months ended June 30, 2005. Other drivers to operating income are discussed above.

For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses, net

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated other income and expenses, net for the three months ended June 30, 2006 increased $79 million, compared to the same period in 2005. The increase was due primarily to an increase of approximately $150 million in equity in earnings of unconsolidated affiliates primarily due to the deconsolidation of DEFS starting July 1, 2005, partially offset by a $23 million decrease in a management fee charged by an unconsolidated affiliate, a $21 million loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and approximately $20 million of impairment charges on equity method investments recorded in the second quarter 2006, primarily International Energy’s investment in Campeche (see Note 9 to the Consolidated Financial Statements, “Impairments and Other Charges”).

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated other income and expenses, net for the six months ended June 30, 2006 decreased $1,071 million, compared to the same period in 2005. The decrease was due primarily to the $1,245 million pre-tax gains on sales of equity investments recorded in 2005, primarily associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, as discussed above, a $45 million loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and a $45 million decrease in a management fee charged by an unconsolidated affiliate, partially offset by an increase of approximately $284 million in equity in earnings of unconsolidated affiliates primarily due to the deconsolidation of DEFS starting July 1, 2005.

Consolidated Interest Expense

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated interest expense for the three months ended June 30, 2006 decreased $38 million, compared to the same period in 2005. This decrease is primarily attributable to the deconsolidation of DEFS.

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated interest expense for the six months ended June 30, 2006 decreased $83 million, compared to the same period in 2005. This decrease is primarily attributable to the deconsolidation of DEFS. Interest expense in 2005 reflected amounts related to debt associated with DEFS prior to the deconsolidation on July 1, 2005.

Consolidated Minority Interest Expense

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated minority interest expense for the three months ended June 30, 2006 decreased $63 million, compared to the same period in 2005. The decrease primarily resulted from the impact of deconsolidation of DEFS, as discussed above.

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated minority interest expense for the six months ended June 30, 2006 decreased $468 million, compared to the same period in 2005. The decrease primarily resulted from the 2005 gain associated with the sale of TEPPCO GP and the impact of deconsolidation of DEFS, as discussed above.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated income tax expense from continuing operations for the three months ended June 30, 2006 decreased $71 million, compared to the same period in 2005. The effective tax rate decreased in the three months ended June 30, 2006 (26.5%) compared to the same period in 2005 (54.5%), primarily due to a reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy. Additionally, the effective tax rate for income from continuing operations for the three months ended June 30, 2005 was impacted by tax expenses of approximately $36 million associated with the 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the flow through of certain tax losses to Duke Energy.

PART I

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated income tax expense from continuing operations for the six months ended June 30, 2006 decreased $279 million, compared to the same period in 2005. This decrease primarily resulted from lower pre-tax earnings, due primarily to the 2005 gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above. The effective tax rate decreased in the six months ended June 30, 2006 (34.8%) compared to the same period in 2005 (42.0%), primarily due to the same items discussed above for the three months ended June 30, 2006 as compared to the same period in the prior year.

Consolidated Loss from Discontinued Operations, net of tax

Three Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated loss from discontinued operations, net of tax for the three months ended June 30, 2006 increased $7 million, compared to the same period in 2005. This increase primarily resulted from an approximate $24 million increase in after-tax loss at DENA associated with certain contract terminations or sales, partially offset by an approximate $12 million decrease due to the transfer of DENA’s Midwestern assets to CG&E in April 2006 and a $5 million increase in after-tax gain at International Energy due primarily to a write-up of a receivable from Norsk Hydro (see Note 10 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”).

Six Months Ended June 30, 2006 as Compared to June 30, 2005. Consolidated loss from discontinued operations, net of tax for the six months ended June 30, 2006 increased $26 million, compared to the same period in 2005. This increase primarily resulted from an approximate $22 million increase in after-tax loss at DENA associated with certain contract terminations or sales and an approximate $13 million increase in after-tax loss at International Energy primarily as a result of the recording of an allowance against a receivable, offset by the $5 million after-tax write-up as mentioned above and an approximate $4 million decrease due to the transfer of DENA’s Midwestern assets to CG&E in April 2006.

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

See Note 11 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Capital’s new segment structure. Additionally, segment assets for DENA Midwestern operations are included in the Commercial Power segment, whereby previously DENA’s Midwestern assets were included in Other.

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Natural Gas Transmission	$361	$304	$799	$715
Field Services (a)	148	164	292	1,083
International Energy	26	86	113	154
Crescent	174	38	216	90

Total reportable segment EBIT	709	592	1,420	2,042
Other	(38)	(27)	(77)	(122)

Total reportable segment and other EBIT	671	565	1,343	1,920
Interest expense	(181)	(219)	(356)	(439)
Interest income and other (b)	11	28	32	30

Consolidated earnings from continuing operations before income taxes	$501	$374	$1,019	$1,511

PART I

(a)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three and six month periods ended June 30, 2005 and as an equity method investment for the three and six months ended June 30, 2006.
(b)	Other includes foreign currency transaction gains and losses and additional minority interest expense not allocated to the segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$979	$764	$215	$2,453	$1,955	$498
Operating expenses	622	470	152	1,690	1,259	431
Gains on sales of other assets and other, net	—	1	(1)	29	3	26

Operating income	357	295	62	792	699	93
Other income and expenses, net	15	15	—	27	31	(4)
Minority interest expense	11	6	5	20	15	5

EBIT	$361	$304	$57	$799	$715	$84

Proportional throughput, TBtu (a)	706	719	(13)	1,669	1,775	(106)
(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Three Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The increase was driven primarily by:

•	A $122 million increase due to new Canadian assets, primarily higher processing revenues on the Empress System as a result of commodity prices.
•	A $47 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses).
•	A $27 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union. This revenue increase is offset in expenses, and
•	A $9 million increase from completed and operational pipeline expansion projects in the United States, partially offset by
•	A $19 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to unseasonably warmer weather.

Operating Expenses. The increase was driven primarily by:

•	A $91 million increase due to new Canadian assets, primarily gas purchase cost associated with the Empress System.
•	A $37 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above).
•	A $27 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues.
•	A $15 million increase in U.S. O&M primarily related to higher insurance premiums, pipeline integrity costs, and other increased transmission and storage operation expenses, partially offset by
•	A $15 million decrease related to the resolution of prior tax years’ ad valorem tax, and
•	A $15 million decrease in gas purchase costs, primarily resulting from lower gas usage due to unseasonably warmer weather.

EBIT. The increase in EBIT is due primarily to the increase in processing earnings (Empress System), U.S. business expansion and operations, the strengthening Canadian currency, and the reversal of accruals for ad valorem taxes, partially offset by increased U.S. O&M expenses.

Six Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The increase was driven primarily by:

•	A $267 million increase due to new Canadian assets, primarily higher processing revenues on the Empress System as a result of commodity prices.
•	A $145 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses.

PART I

•	A $102 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses), and
•	A $16 million increase from completed and operational pipeline expansion projects in the United States, partially offset by
•	A $104 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to unseasonably warmer weather.

Operating Expenses. The increase was driven primarily by:

•	A $222 million increase due to new Canadian assets, primarily gas purchase cost associated with the Empress System
•	A $145 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues
•	An $81 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above) and
•	A $43 million increase in U.S. O&M primarily related to higher insurance premiums, pipeline integrity costs, and other increased transmission and storage operation expenses, partially offset by
•	An $82 million decrease in gas purchase costs, primarily resulting from lower gas usage due to unseasonably warmer weather and
•	A $15 million decrease related to the resolution of prior tax years’ ad valorem tax.

Gain on sale of other assets and other, net. The increase was driven primarily by a $23 million gain on the settlement of a customer’s transportation contract and a $5 million gain on the sale of Stone Mountain assets.

Other Income and expenses, net. The decrease was driven primarily by a $5 million construction fee received from an affiliate as a result of the successful completion of the Gulfstream Natural Gas System LLC (Gulfstream), 50% owned by Duke Energy, Phase II project in 2005.

EBIT. The increase in EBIT is due primarily to the increase in processing earnings (Empress System), the gain on settlement of a customer’s transportation contract, U.S. business expansion and operations and the strengthening Canadian currency, partially offset by the 2005 Gulfstream success fee and Union weather and operations.

Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$—	$2,872	$(2,872)	$—	$5,530	$(5,530)
Operating expenses	1	2,637	(2,636)	3	5,210	(5,207)
Gains on sales of other assets and other, net	—	—	—	—	2	(2)

Operating (loss) income	(1)	235	(236)	(3)	322	(325)
Equity in earnings of unconsolidated affiliates (a)	149	—	149	295	—	295
Other income and expenses, net	—	7	(7)	—	1,258	(1,258)
Minority interest expense	—	78	(78)	—	497	(497)

EBIT (a)	$148	$164	$(16)	$292	$1,083	$(791)

Natural gas gathered and processed/transported, TBtu/d (b)	6.7	6.9	(0.2)	6.8	6.8	—
NGL production, MBbl/d (c)	365	365	—	361	362	(1)
Average natural gas price per MMBtu (d) (e)	$6.79	$6.73	$0.06	$7.88	$6.50	$1.38
Average NGL price per gallon (e)	$0.98	$0.75	$0.23	$0.93	$0.74	$0.19
(a)	Includes Duke Capital’s 50% equity in earnings of DEFS net income subsequent to the deconsolidation of DEFS effective July 1, 2005. Results of DEFS for the three and six months ended June 30, 2005 are presented on a consolidated basis.
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub
(e)	Does not reflect results of commodity hedges.

PART I

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

Three months ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Operating Expenses. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Capital’s 50% of equity in earnings of DEFS’ net income for the three months ended June 30, 2006. DEFS’ earnings during the three months ended June 30, 2006 have continued to be favorably impacted by increased commodity prices as compared to the prior period.

Other Income and expenses, net. The decrease is due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Minority Interest Expense. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

EBIT. The decrease in EBIT resulted from the DEFS disposition transaction, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50%. These decreases were partially offset by increased commodity prices for the three months ended June 30, 2006 as compared to the prior period.

Six months ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Operating Expenses. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Operating expenses for the six months ended June 30, 2005 were impacted by approximately $120 million of losses recognized due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Capital’s 50% of equity in earnings of DEFS’ net income for the six months ended June 30, 2006. DEFS’ earnings during the six months ended June 30, 2006 have continued to be favorably impacted by increased commodity prices as compared to the prior period as well as a gain on sale of assets to an unrelated third party (of which Duke Capital’s 50% share was approximately $14 million). These increases have been partially offset by higher operating costs and pipeline integrity work for the six months ended June 30, 2006.

Other Income and expenses, net. The decrease is due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. During the six months ended June 30, 2005, DEFS had a pre-tax gain on the sale of its wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP of $1.1 billion, and Duke Capital had a pre-tax gain on the sale of its limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Minority interest expense for the six months ended June 30, 2005 was due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion, as discussed above.

EBIT. The decrease in EBIT resulted primarily from the gain on sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP during the six months ended June 30, 2005 and the DEFS disposition transaction, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50%. These decreases were partially offset by increased commodity prices for the six months ended June 30, 2006 as compared to the prior period.

PART I

Supplemental Data

Below is supplemental information for DEFS operating results for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in millions)
Operating revenues	$3,002	$6,311
Operating expenses	2,657	5,651

Operating income	345	660
Other income and expenses, net	2	10
Interest expense, net	29	60
Income tax expense	19	20

Net income	$299	$590

Matters Impacting Future Results

In July 2006, the State of New Mexico Environment Department issued Compliance Orders to DEFS that list air quality violations during the past five years at three DEFS owned or operated facilities in New Mexico. DEFS intends to contest these allegations. Management of DEFS is unable to express an opinion regarding the probable outcome of this matter at this time.

PART I

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$250	$182	$68	$481	$350	$131
Operating expenses	233	127	106	390	246	144

Operating income	17	55	(38)	91	104	(13)
Other income and expenses, net	11	34	(23)	31	55	(24)
Minority interest expense	2	3	(1)	9	5	(4)

EBIT	$26	$86	$(60)	$113	$154	$(41)

Sales, GWh	5,232	4,527	705	10,230	9,062	1,168
Proportional megawatt capacity in operation				3,993	4,139	(146)

Three Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The increase was primarily driven by:

•	A $28 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia.
•	A $17 million increase in El Salvador due to higher energy prices and a favorable change in regulatory price bid methodology.
•	A $11 million increase in Brazil mainly due to favorable exchange rates and higher average prices, and
•	An $8 million increase in Argentina primarily due to higher generation and prices and increased gas marketing sales.

Operating Expenses. The increase was primarily driven by:

•	A $38 million increase in Mexico due to a reserve on notes receivable from the Campeche equity investment.
•	A $31 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia.
•	A $17 million increase in El Salvador primarily due to higher fuel prices and increased fuel volumes as a result of increased generation, and
•	A $14 million increase in Brazil mainly due to unfavorable exchange rates, increased transmission fees and lower costs in 2005 due to tax credit adjustment.

Other income and expenses, net. The decrease was driven primarily by a $17 million impairment of the Campeche equity investment and a $6 million decrease in Aguaytia as a result of consolidation.

EBIT. The decrease in EBIT was primarily due to an impairment of the Campeche equity investment and note receivable reserve, higher purchased power costs due to an unplanned outage in Aguaytia and unfavorable hydrology in Peru and Brazil.

Six Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The increase was primarily driven by:

•	A $48 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia.
•	A $37 million increase in El Salvador mainly due to higher energy prices as a result of a favorable change in regulatory price bid methodology.
•	A $25 million increase in Brazil due to favorable exchange rates, higher average energy prices, offset by lower volumes, and
•	A $17 million increase in Argentina mainly due to higher energy prices and increased generation due to favorable hydrology.

Operating Expenses. The increase was primarily driven by:

•	A $44 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia.
•	A $38 million increase in Mexico mainly due to a reserve on notes receivable from the Campeche equity investment.
•	A $35 million increase in El Salvador primarily due to higher fuel prices and increased fuel volumes as a result of increased generation, and
•	A $20 million increase in Brazil mainly due to unfavorable exchange rates, increased transmission fees and lower costs in 2005 due to tax credit adjustment.

PART I

Other income and expenses, net. The decrease was primarily driven by a $17 million impairment of the Campeche equity investment and an $8 million decrease in Aguaytia as a result of consolidation.

EBIT. The decrease in EBIT was primarily due to an impairment in Mexico, higher power purchases in Peru and decreased generation in Brazil, offset by favorable exchange rates primarily in Brazil and favorable hydrology and energy prices in Argentina.

Matters Impacting Future Results

The Bolivian government has announced plans to nationalize its energy infrastructure. As a result, Management is currently monitoring the potential impact on its 50 percent interest in Corani. Depending upon future actions of the Bolivian government, Duke Capital’s investment in Corani could become impaired.

Crescent

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$85	$112	$(27)	$156	$176	$(20)
Operating expenses	60	79	(19)	121	130	(9)
Gains on sales of investments in commercial and multi-family real estate	145	12	133	171	54	117

Operating income	170	45	125	206	100	106
Other income and expenses, net	5	(2)	7	13	(2)	15
Minority interest expense	1	5	(4)	3	8	(5)

EBIT	$174	$38	$136	$216	$90	$126

Three Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The decrease was driven primarily by a $28 million decrease in residential developed lot sales, due to decreased sales at the LandMar division in Florida, Palmetto Bluff in South Carolina and The Rim in Payson, Arizona.

Operating Expenses. The decrease was driven primarily by a $22 million decrease in the cost of residential developed lot sales as noted above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The increase was driven primarily by an $81 million gain on the sale of two office buildings at Potomac Yard in Washington, DC along with a $52 million land sale at Lake Keowee in northwestern South Carolina as compared to minimal sales in the second quarter of 2005.

Other Income and expenses, net. The increase is primarily due to an increase of approximately $4 million in equity earnings from joint ventures and an approximate $3 million gain from the sale of an interest in a portfolio of commercial office buildings.

EBIT. The increase was primarily due to the sale of the Potomac Yard office buildings and the Lake Keowee land sale as noted above.

Six Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The decrease was driven primarily by a $19 million decrease in residential developed lot sales, due to decreased sales at the LandMar division in Florida and The Rim in Payson, Arizona offset by increased sales at Palmetto Bluff in South Carolina and Springfield in Charlotte, NC.

Operating Expenses. The decrease was driven primarily by a $17 million decrease in the cost of residential developed lot sales, due to decreased developed lot sales at the projects noted above. This was partially offset by a $7 million increase in administrative expenses due to incentive accruals in the first half of 2006 tied to operating results.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The increase was driven primarily by an $81 million gain on the sale of two office buildings at Potomac Yard in Washington, DC along with a $52 million land sale at Lake Keowee in northwestern South Carolina as compared to minimal sales in the first half of 2005.

Other Income and expenses, net. The increase is primarily due to an increase of approximately $10 million of equity earnings from joint ventures along with an approximate $5 million gain from the sale of an interest in a portfolio of commercial office buildings.

EBIT. The increase was primarily due to the sale of the Potomac Yard office buildings and the Lake Keowee land sale as noted above.

PART I

Matters Impacting Future Results

During the second quarter of 2006, the Board of Directors of Duke Energy authorized Duke Energy management to explore the creation of a joint venture with an undisclosed potential partner. If a joint venture is formed, it is expected that the joint venture would be levered.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$99	$157	$(58)	$249	$206	$43
Operating expenses	133	233	(100)	330	425	(95)
(Losses) gains on sales of other assets and other, net	(5)	—	(5)	—	3	(3)

Operating loss	(39)	(76)	37	(81)	(216)	135
Other income and expenses, net	(2)	46	(48)	(3)	90	(93)
Minority interest benefit	(3)	(3)	—	(7)	(4)	(3)

EBIT	$(38)	$(27)	$(11)	$(77)	$(122)	$45

Three Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The decrease was driven primarily by the continued wind-downs of Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD), Duke Energy Trading and Marketing (DETM) and Duke Energy Merchants, LLC (DEM). The decrease was also driven by lower captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006. Partially offsetting the decreases was an approximate $20 million increase in revenue as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DEFS, effective July 1, 2005.

Operating Expenses. The decrease was related to the continued wind-downs of D/FD, DETM and DEM, a reduction in expenses related to captive insurance due to the change of ownership in Bison to Duke Energy effective April 1, 2006, and a $24 million reduction in charges for liabilities associated with mutual insurance companies. The decrease was partially offset by $9 million of net charges in 2006 associated with Duke Capital’s proportionate share of Duke Energy’s costs to achieve the Cinergy merger.

Other Income and Expenses, net. The decrease was driven primarily by a $21 million net loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005. Also contributing to the decrease was a $23 million reduction in a management fee charged to an unconsolidated affiliate.

EBIT. The decrease was driven by a reduction in a management fee charged to an unconsolidated affiliate and net charges in 2006 associated with Duke Capital’s proportionate share of Duke Energy’s cost to achieve the Cinergy merger, partially offset by prior year expenses related to liabilities associated with mutual insurance companies.

Six Months Ended June 30, 2006 as Compared to June 30, 2005

Operating Revenues. The increase was driven primarily by an approximate $130 million increase as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DEFS, effective July 1, 2005. This increase was partially offset by decreases associated with the continued wind-downs of D/FD, DETM and DEM and by lower captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006.

Operating Expenses. The decrease was related to the continued wind-downs of D/FD, DETM and DEM, a reduction in expenses related to captive insurance due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, and a $18 million reduction in charges for liabilities associated with mutual insurance companies. These decreases were partially offset by $11 million of net charges in 2006 associated with Duke Capital’s proportionate share of Duke Energy’s costs to achieve the Cinergy merger.

PART I

Other Income and Expenses, net. The decrease was driven primarily by a $45 million net loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005. Also contributing to the decrease was a $45 million reduction in a management fee charged to an unconsolidated affiliate.

EBIT. The increase was driven by lower net losses resulting from realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk. Also contributing to the increase were prior year expenses related to liabilities associated with mutual insurance companies. Partially offsetting the increases was a reduction in a management fee charged to an unconsolidated affiliate and net charges in 2006 associated with Duke Capital’s proportionate share of Duke Energy’s cost to achieve the Cinergy merger.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $657 million for the six months ended June 30, 2006 compared to the same period in 2005. This change was driven primarily by:

•	An approximate $400 million decrease in 2006 due to the net settlement of remaining DENA contracts
•	The impacts of the deconsolidation of DEFS, LLC, effective July 1, 2005
•	The settlement of the payable to Barclays (approximately $600 million) in 2006, partially offset by
•	Collateral received by Duke Capital (approximately $540 million) in 2006 from Barclays

Investing Cash Flows

Net cash provided by investing activities increased $578 million for the six months ended June 30, 2006 compared to the same period in 2005. This change was driven primarily by:

•	Approximately $1.6 billion in proceeds received from the sale of DENA in 2006
•	Approximately $370 million in net purchases (net of sales and maturities) of marketable securities at DEFS in 2005, which was deconsolidated effective July 1, 2005, partially offset by
•	Approximately $1.2 billion in proceeds received from the sale of TEPPCO GP and Duke Capital’s interest in TEPPCO LP in 2005
•	An approximate $100 million increase in capital and investment expenditures in 2006, primarily related to additional investments at Crescent

Financing Cash Flows and Liquidity

Net cash used in financing activities increased $327 million for the six months ended June 30, 2006, compared to the same period in 2005. This change was driven primarily by:

•	In April 2005, Duke Capital received a $269 million capital contribution from Duke Energy, which Duke Capital classified as an addition to Member’s Equity
•	An approximate $280 million increase in redemptions of long-term debt, net of issuances
•	An approximate $150 million increase in net advances to parent, partially offset by
•	An approximate $350 million decrease in other net distributions to Duke Energy

Significant Financing Activities. During the six months ended June 30, 2006, Duke Capital’s consolidated credit capacity decreased by approximately $1,236 million, primarily due to the terminations of an $800 million syndicated credit facility and $460 million in bi-lateral credit facilities. The terminations of these credit facilities primarily reflect Duke Capital’s reduced liquidity needs as a result of exiting the DENA business.

In December 2004, Duke Capital reached an agreement to sell its partially completed Grays Harbor power generation facility to an affiliate of Invenergy LLC. In 2004, Duke Capital terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Capital in January 2005.

PART I

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

In April 2006, in connection with Duke Energy’s merger with Cinergy, Duke Capital transferred its ownership in DENA’s Midwestern assets to CG&E and transferred the operations of Bison to Duke Energy. The transfers, which amounted to approximately $1,452 million and $60 million, respectively, are reflected as non-cash transactions on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Restrictive Debt Covenants. Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2006, Duke Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Capital and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

The most recent rating action by S&P occurred in June 2006 when S&P changed the outlook of Duke Capital, Texas Eastern Transmission, LP, Union Gas and Westcoast Energy Inc. from positive to developing following Duke Energy’s announcement of the separation of the electric and gas businesses. S&P noted the developing outlook reflects a measure of uncertainty as to how the new gas company will be capitalized and funded. In May 2006, S&P changed the outlook of Duke Capital and all of its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively M&N Pipeline) and Duke Energy Trading and Marketing, LLC) from stable to positive reflecting Duke Energy’s announcement to sell Cinergy’s commercial trading and marketing operations. In April 2006, following the completion of Duke Energy’s merger with Cinergy, S&P raised the credit rating of Duke Capital one rating level as disclosed in the table below. At the completion of S&P’s April actions, all the credit ratings were on stable outlook. S&P last affirmed its rating for M&N Pipeline in July 2006 where it has remained unchanged with a stable outlook for the last several years.

The most recent rating action by Moody’s for Duke Capital and its subsidiaries (with the exception of M&N Pipeline) occurred in April 2006 following Duke Energy’s completion of the merger with Cinergy. Moody’s upgraded the credit ratings of Duke Capital and Texas Eastern Transmission, LP one rating level as disclosed in the table below. Moody’s concluded their ratings action placing Duke Capital and Texas Eastern Transmission, LP on stable outlook. Moody’s noted in their actions the substantial reduction in business and operating risk of Duke Capital through the restructuring of its ownership in DEFS and the divestiture of the Duke Energy North America merchant generation assets and trading book. Moody’s also noted the upgrade at Texas Eastern, LP as connected to its parent Duke Capital. In August 2005, Moody’s concluded a review of M&N Pipeline and downgraded the credit ratings one ratings level to the respective ratings disclosed in the table below concluding their actions with a stable outlook. Moody’s actions were primarily as a result of their concerns over the downward revisions in the reserve estimates for the Sable Offshore Energy Project (SOEI) and reduced production by SOEI producers. In August 2006, Moody’s revised the outlook for Maritimes & Northeast Pipelines, LLC to negative, noting the potential for a somewhat weaker shipper profile resulting from a recently announced expansion project on the U.S. portion of the pipeline.

The most recent rating action by DBRS occurred in June 2006 when DBRS confirmed the stable trend of the entities disclosed in the table below following Duke Energy’s announcement of the separation of the electric and gas businesses. Each of the credit ratings assigned by DBRS to the entities below has remained unchanged for the last several years with a stable trend.

The following table summarizes the August 1, 2006 credit ratings from the agencies retained by Duke Capital to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of August 1, 2006

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

PART I

These entities credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, while maintaining the strength of their current balance sheets. In addition, the M&N Pipeline ratings are dependent upon, among other factors, the future gas supply availability and potential changes in customer credit profiles. These credit ratings could be negatively impacted if as a result of market conditions or other factors, these entities are unable to maintain their current balance sheet strength, or if earnings and cash flow outlook materially deteriorates, or if the gas supply availability contracted on the M&N pipeline materially deteriorates, or the M&N customer credit profiles materially deteriorates.

Prior to June 30, 2006, business activity by DENA generated the majority of Duke Capital’s collateral requirements. During the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States. On November 18, 2005, Duke Capital announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays acquired substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminated Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. Substantially all of the underlying contracts have been transferred to Barclays.

A reduction in the credit rating of Duke Capital to below investment grade as of June 30, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $320 million. The majority of this collateral is related to outstanding surety bonds.

Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities. Additionally, if credit ratings for Duke Capital or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to fully quantify, in addition to the posting of additional collateral and segregation of cash described above.

Other Financing Matters. As of June 30, 2006, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $592 million in gross proceeds from debt and other securities. Additionally, as of June 30, 2006, Duke Capital had 700 million Canadian dollars (approximately U.S. $618 million) available under Canadian shelf registrations for issuances in the Canadian market. Of the 700 million Canadian dollars available under Canadian shelf registrations, 200 million expired in July 2006 and 500 million expires in May 2008. In July 2006, an additional 600 million Canadian dollars (approximately U.S. $529) was added to the amount available under Canadian shelf registrations that expires in August 2008.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2006, there were no material changes to Duke Capital’s off-balance sheet arrangements. For information on Duke Capital’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in Duke Capital’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Contractual Obligations

Duke Capital enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the six months ended June 30, 2006, there were no material changes in Duke Capital’s contractual obligations. For an in-depth discussion of Duke Capital’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER ISSUES

Plan to Separate Duke Energy’s Natural Gas and Electric Power Businesses. In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas business to Duke Energy shareholders. The new gas company, which has yet to be named, will consist of Duke Capital’s Natural Gas Transmission business segment, which includes Union Gas, and Duke Capital’s 50-percent ownership interest in Duke Energy Field Services (DEFS). Approximately $3 billion of debt currently at Duke Capital is anticipated to transfer to the new natural gas company at the time of the spin-off. Duke Energy is targeting a January 1, 2007 effective date for the transaction and expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes to both Duke Energy and its shareholders. The transaction would require Virginia State Corporation Commission approval and Duke Energy applied for such approval on August 1, 2006. In addition, approval from the Federal Communications Commission would be required for the indirect change in control over various licenses from Duke Energy to the new gas company. Duke Energy expects to make the requisite applications in the third quarter 2006. This spin-off will likely have a material impact on Duke Capital’s consolidated results of operations, cash flows and financial position, as well as liquidity and capital resources.

PART I

(For additional information on other issues related to Duke Capital, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of June 30, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This Statement is effective for Duke Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective for Duke Capital as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. Duke Capital does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. Duke Capital is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R) (FSP-FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance will be applied prospectively to all entities with which Duke Capital first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. Duke Capital does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (EITF 05-1). In June 2006, the EITF reached a consensus on Issue No. 05-1. The consensus requires that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that became convertible upon the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. If the debt instrument did not contain a substantive conversion option as of its issuance date, the issuance of equity securities to settle the debt instrument should be accounted for as a debt extinguishment. The consensus is effective for Duke Capital for all

PART I

conversions within its scope that result from the exercise of call options beginning July 1, 2006. Duke Capital does not anticipate the adoption of EITF Issue 05-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). In June 2006, the EITF reached a consensus on Issue No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., include in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Capital beginning January 1, 2007. Duke Capital does not anticipate the adoption of EITF Issue 06-3 will have any material impact on its consolidated results of operations.

Subsequent Events

For information on subsequent events related to discontinued operations and assets held for sale, regulatory matters and related party transactions, see Note 10, “Discontinued Operations and Assets Held for Sale,” Note 13, “Regulatory Matters” and Note 16, “Member’s Equity and Related Party Transactions” to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Capital’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005.

Commodity Price Risk

Duke Capital is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and other energy-related products marketed and purchased as a result of its ownership of energy related assets, remaining proprietary trading contracts, and interests in structured contracts classified as undesignated. Price risk represents the potential risk of loss from adverse changes in the market price of energy commodities. Duke Capital employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives.

Duke Capital’s largest commodity exposure is due to market price fluctuations of NGLs primarily in the Field Services segment and, to a lesser extent, in the Natural Gas Transmission segment. Based on a sensitivity analysis as of June 30, 2006, it was estimated that price changes of eighteen cents per gallon and fifteen cents per gallon in the price of NGLs (net of related hedges and an equivalent price change in crude oil) would have a corresponding effect on pre-tax income from continuing operations of approximately $167 million and $143 million, respectively over the next 12 months. Comparatively, a fifteen cent price change sensitivity analysis as of December 31, 2005 would have impacted pre-tax income from continuing operations by approximately $105 million over the next 12 months. The increase is due primarily to the NGL production after December 31, 2006 being included in the June 30, 2006 sensitivity which is currently not hedged.

Normal Purchases and Normal Sales. During 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining physical and commercial assets outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result, Duke Capital recognized a pre-tax loss of approximately $1.9 billion in 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. In April 2006, Duke Capital transferred to CG&E the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation (see Note 1 to the Consolidated Financial Statements, “Basis of Presentation ,” for further details on Duke Energy’s merger with Cinergy ).

Trading and Undesignated Portfolio Risk. Subsequent to Duke Energy’s merger with Cinergy, Duke Capital adopted a VaR methodology to measure and disclose market risk inherent in its trading portfolio, in line with how Duke Energy currently manages the portfolio. VaR is a statistical measure used to quantify the potential change in the economic value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to market movement.

VaR is reported based on a 95 percent confidence interval, utilizing a one-day holding period. This means that on a given day (one-day holding period) there is a 95 percent chance (confidence level) that the trading portfolio will not lose more than the stated

PART I

amount. VaR is measured using a Monte Carlo simulation methodology that considers implied forward-looking volatilities and historical 21 day correlations. Duke Capital’s VaR amounts for commodity derivatives recorded using the mark-to-market model of accounting were immaterial at June 30, 2006.

Duke Capital historically used daily earnings at risk (DER) to measure and monitor the mark-to-market portfolio’s impact on earnings. DER computations are based on historical simulation, which uses price movements over an eleven day period. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation.

Duke Capital disclosed a DER of $12 million as of December 31, 2005. This was primarily comprised of DENA derivative positions. DENA’s DER at June 30, 2006 was zero due to the DENA wind-down. The DER figures do not include the hedges which were de-designated as a result of the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips. The calculated consolidated DER at December 31, 2005 consists of approximately $11 million related to discontinued operations and less than $1 million related to continuing operations.

DETM, the 60%/40% unregulated joint venture with Exxon Mobil, continues to prudently manage down its legacy natural gas positions. While the venture was originally created to actively trade and market natural gas following de-regulation, the venture is a very different business today. No active trading is occurring now other than transacting to meet contractual obligations and to optimize remaining legacy gas positions. These legacy positions do not generate any material earnings volatility for Duke Capital.

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

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of June 30, 2006 is approximately $200 million, which includes principal and interest. Duke Capital does not believe a loss under the guarantee obligation is probable as of June 30, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of June 30, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Capital in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Capital in the reports it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART I

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Capital has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Capital has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 1 to the Consolidated Financial Statements for additional information relating to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2006, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Capital’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Duke Capital’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Capital or that Duke Capital correctly deems to be immaterial also may materially adversely affect Duke Capital’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

    (a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number

3.1	First Amendment to Limited Liability Company Agreement (filed with Form 8-K of Duke Capital LLC, File No. 0-23977, April 7, 2006, as exhibit 3.1)

10.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2)

10.2	Second Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Capital for the quarter ended March 31, 2006, File No. 0-23977, as exhibit 10.2.2)

10.3	Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Capital LLC, The Banks Listed Herein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 8-K of Duke Capital LLC, File No. 0-23977, July 6, 2006, as exhibit 10.1)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE CAPITAL LLC

Date: August 21, 2006	/s/ DAVID L. HAUSER
David L. Hauser President

Date: August 21, 2006	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Controller