Form 10-K/A
period 2005-12-31
DUKE CAPITAL LLC
filed 2006-09-05
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K of Duke Capital LLC (Duke Capital) for the fiscal year ended December 31, 2005, as originally filed on March 27, 2006, is being filed for the following purposes:

•	To restate Duke Capital’s consolidated results of operations for the year ended December 31, 2004 as the result of a correction of an error related to the classification of income taxes between income from continuing operations and discontinued operations in the Consolidated Statements of Operations. Duke Capital has determined that approximately $584 million of income tax expense for the year ended December 31, 2004 that was included in discontinued operations should have been included in continuing operations. The amount relates to tax attributes that were associated with operations that were appropriately classified as discontinued operations, but the associated income tax expense should have been included in income from continuing operations since the income tax expense resulted from a change in tax status of certain subsidiaries of Duke Capital. As a result, this error had no impact on Duke Capital’s consolidated net loss, financial position or cash flows as of and for the year ended December 31, 2004;

•	On April 1, 2006, in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy), Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to Duke Capital. As a result of these transfers, prior period amounts have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets between entities under common control;

•	In April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). The results of operations for DENA’s Midwestern assets prior to the transfer date have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations; and

•	In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter ended June 30, 2006, Duke Capital has adopted new business segments that management believes properly align the various operations of Duke Capital with how the chief operating decision maker views the business. This change has resulted in the creation of a Commercial Power business segment which includes DENA’s Midwestern operations up to April 3, 2006, at which time the Midwestern assets were transferred to CG&E, and DENA’s Southeastern operations until they were sold. Prior period segment information has been retrospectively adjusted to conform to the new segment structure.

Certain other significant subsequent events, as discussed in Note 21 to the Consolidated Financial Statements, “Subsequent Events”, have also been included in this amendment.

Other than as discussed above, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in Duke Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and does not reflect additional events occurring after the original filing date of March 27, 2006. Items of Duke Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which are not affected by the matters discussed above, have been omitted from this amendment. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and Duke Capital’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

DUKE CAPITAL LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2005

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

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter ended June 30, 2006, Duke Capital has adopted new business segments that management believes properly align the various operations of Duke Capital with how the chief operating decision maker views the business. Duke Capital operates the following business units: Natural Gas Transmission, Duke Energy Field Services (Field Services), Commercial Power, International Energy and Crescent Resources, LLC (Crescent). Duke Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. All of the Duke Capital business units are considered reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information, including financial information about each business unit and geographic areas.)

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

Commercial Power consists of a portion of Duke Capital’s operations formerly known as Duke Energy North America (DENA). Commercial Power operates and manages power plants and related contractual positions in the Midwestern and Southeastern United States. As indicated in Note 1, Commercial Power’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities were transferred to Cinergy in April 2006. As such the results of operations of the Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12). Commercial Power’s continuing operations prior to 2005 consist primarily of DENA’s eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital sold the Southeast Plants in 2004. Additionally during 2005, DENA transferred its 50% investment in the McMahon facility in British Columbia, Canada to Natural Gas Transmission.

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

The remainder of Duke Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes the following:

•	The remaining portion of Duke Capital’s business formerly known as DENA, including its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. DENA also participates in DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006 (see Note 21). As a result of this exit plan, the results of operations for most of DENA’s businesses have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all years presented. Continuing operations within Other consist primarily of DETM, which Management continues to wind down.

•	Other also includes certain unallocated corporate costs, certain discontinued hedges, DukeNet, Bison (Duke Capital’s wholly owned, captive insurance subsidiary) and Duke Capital’s 50% interest in D/FD. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Duke Capital’s wholly owned captive insurance subsidiary’s principal activities include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Capital. This subsidiary also participates in reinsurance activities with certain third parties, on a limited basis. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation (Fluor). During 2003, Duke Capital and Fluor announced that they would dissolve D/FD and adopted a plan for an orderly wind-down of the D/FD business. The wind-down has been substantially completed as of December 31, 2005 and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide.

•	During 2003, Duke Capital determined that it would exit the refined products business at DEM in an orderly manner, and continues to unwind its portfolio of contracts. As of December 31, 2005, DEM had exited the majority of its business.

•	During 2003, Duke Capital also decided to exit the merchant finance business conducted by Duke Capital Partners, LLC (DCP). DCP had been previously included in Other. At December 31, 2005, Duke Capital had exited the merchant finance business, and all of the results of operations for DCP have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

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

COMMERCIAL POWER

Commercial Power (formerly a portion of DENA) operates and manages power plants and markets electric power and natural gas related to these plants and other contractual positions.

In April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in DENA’s Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). The results of operations for DENA’s Midwestern assets prior to the transfer date have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

Commercial Power’s continuing operations consist primarily of DENA’s eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital sold the Southeast Plants in 2004. DENA’s Southeastern generation operations, including related commodity contracts do not meet the criteria for discontinued operations classification due to Duke Capital’s continuing involvement with these operations.

See Commercial Power section of Item 2, “Properties,” for breakout of operating facilities between continuing operations and discontinued operations.

Competition

The price of commodities and services, along with the quality and reliability of services provided, drive competition in the merchant energy business. Commercial Power’s competitors include the following: utilities, financial institutions and hedge funds engaged in commodity trading, major interstate pipelines and their marketing affiliates, marketers and distributors, major integrated oil companies, other merchant electric generation companies in North America, brokers, and other domestic and international electric power and natural gas marketers.

Regulation

Ongoing regulatory initiatives at both state and federal levels addressing market design, such as the development of capacity markets and real-time electricity markets, impact financial results from Commercial Power’s generation activities.

Commercial Power is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

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

OTHER

The remainder of Duke Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes the operations discussed below.

The remaining portion of Duke Capital’s business formerly known as DENA, including its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. DENA also participates in DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006. As a result of this exit plan, the results of operations for most of DENA’s businesses have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all years presented. Continuing operations within Other consist primarily of DETM, which Management continues to wind down.

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

During 2003, Duke Capital determined that it would exit the refined products business at DEM in an orderly manner, and continues to unwind its portfolio of contracts. As of December 31, 2005, DEM had exited the majority of its business.

During 2003, Duke Capital also decided to exit the merchant finance business conducted by Duke Capital Partners, LLC (DCP). DCP had been previously included in Other. At December 31, 2005, Duke Capital had exited the merchant finance business, and all of the results of operations for DCP have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

Other also includes certain unallocated corporate costs and certain discontinued hedges.

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

COMMERCIAL POWER

In April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in DENA’s Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). The results of operations for DENA’s Midwestern assets prior to the transfer date have been reflected as discontinued operations of Commercial Power in the accompanying Consolidated Statements of Operations.

The following table provides information about Commercial Power’s generation portfolio included in discontinued operations as of December 31, 2005.

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

OTHER

As discussed in the Business—Other section above, during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets outside the Midwestern United States. As a result of this exit plan, the results of operations of DENA’s Western and Eastern United States generation assets, including related commodity contracts, are accounted for as discontinued operations for current and prior periods in the accompanying Consolidated Statements of Operations. The following table provides information about those assets included in discontinued operations for Other as of December 31, 2005.

Name	Gross MW	Net MW	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Moss Landing	2,538	2,538	Combined Cycle and Conventional Steam	Natural Gas	CA	100
Morro Bay	1,002	1,002	Combined Cycle	Natural Gas	CA	100
South Bay	700	700	Conventional Steam	Natural Gas	CA	100
Griffith Energy	600	300	Combined Cycle	Natural Gas	AZ	50
Arlington Valley	570	570	Combined Cycle	Natural Gas	AZ	100
Maine Independence	520	520	Combined Cycle	Natural Gas	ME	100
Bridgeport	490	326	Combined Cycle	Natural Gas	CT	67	(a)
Oakland	165	165	Simple Cycle	Oil	CA	100

Total	6,585	6,121

(a)	DENA and United Bridgeport Energy LLC (UBE) have finalized a settlement for the purchase price of UBE’s ownership interest in Bridgeport. Upon closing of this transaction, DENA will own 100% of Bridgeport.

(For information regarding the properties of the business unit now known as Other, see “Business—Other” earlier in this section.)

Item 6. Selected Financial Data (a)

	Year ended December 31,
	2005	2004	2003(c)	2002	2001
Statement of Operations
Operating revenues	$11,349	$15,463	$13,217	$10,036	$16,956
Operating expenses	9,719	13,665	13,430	9,010	15,850
Gains on sales of investments in commercial and multi-family real estate	191	192	84	106	106
Gains (losses) on sales of other assets, net	527	(408)	(185)	—	238

Operating income (loss)	2,348	1,582	(314)	1,132	1,450
Other income and expenses, net	1,853	443	618	372	224
Interest expense	771	980	1,020	880	548
Minority interest expense	538	200	41	48	224

Earnings (loss) from continuing operations before income taxes	2,892	845	(757)	576	902
Income tax expense (benefit) from continuing operations	1,212	1,341	(314)	153	344

Income (loss) from continuing operations	1,680	(496)	(443)	423	558
(Loss) income from discontinued operations, net of tax	(1,002)	382	(1,255)	(128)	814

Income (loss) before cumulative effect of change in accounting principle	678	(114)	(1,698)	295	1,372
Cumulative effect of change in accounting principle, net of tax and minority interest	(4)	—	(160)	—	(72)

Net income (loss)	$674	$(114)	$(1,858)	$295	$1,300

Ratio of Earnings to Fixed Charges(d)	5.0	1.9	— (b)	1.4	2.0
Balance Sheet
Total assets	$35,056	$37,183	$39,892	$45,109	$35,650
Long-term debt including capital leases, less current maturities	$8,790	$11,288	$13,655	$15,703	$9,124

(a)	Significant transactions reflected in the results above include: 2005 DENA disposition (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 deconsolidation of DEFS effective July 1, 2005 (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2005 DEFS sale of TEPPCO (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2004 DENA sale of the Southeast plants (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”); 2004 tax expense recognized in connection with legal entity reorganization (see Note 5) and 2003 DENA charges (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”).
(b)	Earnings were inadequate to cover fixed charges by $724 million for the year ended December 31, 2003.
(c)	As of January 1, 2003, Duke Capital adopted the remaining provisions of Emerging Issues Task Force (EITF) 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.)
(d)	Includes pre-tax gains on the sale of TEPPCO GP and LP of approximately $0.9 billion, net of minority interest, in 2005.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2005, 2004 and 2003.

Recasting of Previously Issued Financial Statements.    Duke Energy Holding Corporation (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corporation, a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with the previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into two wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent of Old Duke Energy and Cinergy. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company and was renamed Duke Power Company LLC (Duke Power). On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Duke Capital. The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to Duke Capital. As a result of these transfers, prior periods have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets between entities under common control.

Also on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to New Duke Energy. Due to continuing involvement between Bison and Duke Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment. Accordingly, Bison’s operations continue to be included in Duke Capital’s results of operations, financial position and cash flows for all periods presented.

Additionally in April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). The results of operations of DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12).

In conjunction with Duke Energy’s merger with Cinergy, Duke Capital adopted new business segments (see Note 3). Also, Duke Capital has reclassified management fees charged to an unconsolidated affiliate of Duke Capital (see Note 10) from revenues to other income/expense.

Restatement of Previously Issued Financial Statements.    Duke Capital’s consolidated results of operations for the year ended December 31, 2004 have been restated as the result of a correction of an error related to the classification of income taxes between income from continuing operations and discontinued operations in the Consolidated Statements of Operations. Duke Capital has determined that approximately $584 million of income tax expense for the year ended December 31, 2004 that was included in discontinued operations should have been included in continuing operations. The amount relates to tax attributes that were associated with operations that were appropriately classified as discontinued operations, but the associated income tax expense should have been included in income from continuing operations since the income tax expense resulted from a change in tax status of certain subsidiaries of Duke Capital. As a result, this error had no impact on Duke Capital’s net loss, financial position or cash flows as of and for the year ended December 31, 2004;

Except as required to reflect the legal entity changes, discontinued operations, the correction of an error, the segment changes and reclassification discussed above, and to update subsequent events (see Note 21), the financial statements have not been otherwise modified or updated from those presented in Duke Capital’s Form

10-K for the year ended December 31, 2005. The effect of these changes from amounts previously reported in Duke Capital’s financial statements is summarized in Note 1 to Duke Capital’s consolidated financial statements.

EXECUTIVE OVERVIEW

During 2005, Duke Capital reported net income of $674 million.

•	Natural Gas Transmission’s earnings grew during 2005 as a result of U.S. pipeline expansion projects and favorable foreign exchange rate impacts from the strengthening Canadian currency;

•	Field Services benefited from strong commodity prices and operational improvements in 2005, offset by the reduction in ownership percentage by Duke Capital as a result of the DEFS disposition transaction discussed below;

•	International Energy had solid results in 2005 due to favorable hydrological conditions and foreign exchange rate impacts in Latin America as well as increased equity earnings from its investment in NMC;

•	Crescent had another outstanding year in 2005 with strong commercial, residential and multifamily real estate transactions and continues to reinvest in the real estate market, as opportunities arise; and

•	As a result of the announced exit plan of DENA, discontinued operations recorded pre-tax losses of approximately $1.1 billion related to the wind-down of the business.

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

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas business to Duke Energy shareholders. The new gas company, which has yet to be named, would consist primarily of Duke Capital’s Natural Gas Transmission and Field Services businesses segments. Prior to the distribution, Duke Energy expects to implement an internal reorganization pursuant to which all of the businesses and assets of Duke Capital other than Duke Energy’s natural gas transmission and storage, distribution, and gathering and processing businesses (i.e., such as Crescent, Commercial Power, and Duke Energy International), will be transferred to a new, wholly-owned, direct subsidiary of Duke Energy. Duke Capital will then be transferred to and will thereafter be a direct, wholly-owned subsidiary of, GasCo. Duke Energy is targeting a January 1, 2007 effective date for the transaction. As a result of the spin-off, Duke Capital is expected to indemnify Duke Energy for certain amounts paid under existing guarantees of wholly-owned subsidiaries that will become guarantees of third party performance upon the separation of the gas and power businesses.

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

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating revenues for 2005 decreased $4.1 billion, compared to 2004. This change was driven by:

•	A $5.4 billion decrease due to the deconsolidation of DEFS, effective July 1, 2005, and

•	A $465 million decrease as a result of the continued wind-down of DEM

•	An approximate $130 million decrease resulting from mark-to-market losses, primarily unrealized, due to increased commodity prices as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”) from February 22, 2005 to June 30, 2005. Effective with the deconsolidation of DEFS on July 1, 2005, mark-to-market changes related to these discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations

Partially offsetting these decreases in revenues were:

•	An approximate $850 million increase at Field Services, excluding the impact of those hedges which were discontinued as cash flow hedges and the impact of the deconsolidation of DEFS, due primarily to higher average commodity prices, primarily NGL and natural gas in the first six months of 2005

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

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated operating revenues for 2004 increased $2.2 billion, compared to 2003. This change was driven by:

•	A $2.4 billion increase in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other revenues due to higher average NGL and natural gas prices at Field Services, partially offset by the continued wind-down of DETM, and

•	A $194 million increase in Regulated Natural Gas revenues, due primarily to the strengthening Canadian dollar at Natural Gas Transmission, partially offset by

•	A $303 million decrease in revenues as a result of the continued wind-down of DEM

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating expenses for 2005 decreased $3.9 billion, compared to 2004. The change was primarily driven by:

•	A $5.1 billion decrease due to the deconsolidation of DEFS, effective July 1, 2005, and

•	A $454 million decrease as a result of the continued wind-down of DEM

•	An approximate $100 million decrease in operating expenses at DENA, mainly resulting from the sale of the Southeast Plants

Partially offsetting these decreases in expenses were:

•	An approximate $675 million increase in operating expenses at Field Services driven primarily by higher average NGL and natural gas prices in the first six months of 2005

•	A $640 million increase at Natural Gas Transmission due primarily to new Canadian assets, primarily gas purchase costs associated with the Empress System, increased natural gas prices at Union Gas (offset in revenues), foreign exchange impacts as discussed above (offset by currency impacts to revenues), and increased gas purchases for distribution primarily due to higher gas usage in the power market

•	An approximate $120 million increase related to the recognition of unrealized losses in accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”)

•	A $74 million increase at International Energy due primarily to higher fuel prices, increased fuel volumes purchased, higher maintenance costs and the impact of foreign exchange rate changes in Brazil, offset by decreased power purchase obligations in Brazil, and

•	An approximate $50 million charge to increase liabilities associated with mutual insurance companies

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated operating expenses for 2004 increased $235 million, compared to 2003. The change was primarily driven by:

•	A $2,041 million increase in Natural Gas and Petroleum Products Purchased due primarily to higher average NGL and natural gas prices at Field Services

Partially offsetting this increase in expenses was:

•	A $1,152 million decrease in Impairments and Other Charges due primarily to charges of $1,106 in 2003 resulting from strategic actions taken at Commercial Power which led to the recording of impairments primarily related to the Southeast Plants, offset by $65 million of impairments in 2004 at Field Services and Crescent

•	A $364 million decrease in expenses as a result of the continued wind-down of DEM

•	A $91 million decrease in Operation, Maintenance and Other due primarily to severance costs accrued in 2003 related to workforce reductions and decreased operating and maintenance cost at DENA resulting from cost reduction efforts and the sale of plants in 2004, partially offset by increased costs at Crescent related to increased residential developed lot sales, and

•	A $254 million decrease due to the 2003 write off of goodwill, most of which related to DENA’s trading and marketing business.

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

Consolidated Gains (Losses) on Sales of Other Assets, net

Consolidated gains (losses) on sales of other assets, net was a gain of $527 million for 2005, a loss of $408 million for 2004, and a loss of $185 million for 2003. The gain in 2005 was due primarily to the pre-tax gain resulting from the DEFS disposition transaction (approximately $575 million), partially offset by net pre-tax losses at Commercial Power (approximately $65 million), principally the termination of DENA structured power contracts in the Southeast region. The loss in 2004 was due primarily to pre-tax losses on the sale of the Southeast Plants (approximately $360 million) at Commercial Power, and the termination and sale of DETM contracts ($65 million) which is included in Other. The loss for 2003 was primarily comprised of a $208 million loss at in Other primarily related to charges on DETM contracts ($127 million) resulting from the wind-down of DETM’s operations and stored turbines and related equipment ($66 million).

Consolidated Operating Income (Loss)

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated operating income increased $766 million, compared to 2004. Increased operating income was due primarily to the gain resulting from the DEFS disposition transaction, the charge in 2004 associated with the sale of Commercial Power’s Southeast Plants, increased income from DEFS resulting from higher commodity prices, lower operating expenses, mainly resulting from the sale of the Southeast Plants, favorable results at Natural Gas Transmission driven by higher earnings from business operations and expansion projects in the U.S. and favorable foreign exchange rate from the strengthening Canadian currency, favorable results at International Energy driven primarily by higher volumes and prices and favorable foreign exchange rate changes, and increased income at Crescent resulting from an increase in residential developed lot sales, partially offset by a net decrease to operating income due to the deconsolidation of DEFS, charges in 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, charges in 2005 related to the termination of structured power contracts in the Southeast region and increased liabilities associated with mutual insurance companies.

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004, consolidated operating income (loss) increased $1,896 million, compared to 2003. Increased operating income was driven primarily by increased operating income at Commercial Power, as a result of impairments and other related charges in 2003.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated other income and expenses increased approximately $1.4 billion, compared to 2004. The increase was due primarily to the gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, equity income for the investment in DEFS subsequent to the deconsolidation of DEFS, effective July 1, 2005, income related to a distribution from an interest in a portfolio of office buildings, and increased earnings from International Energy’s NMC investment driven by higher product margins, slightly offset by the realized and unrealized pre-tax losses recognized in 2005 on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DEFS by Duke Capital and an impairment charge related to Campeche. Effective with the deconsolidation of DEFS on July 1, 2005, mark-to-market changes related to the Field Services discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations, while from February 22, 2005 to June 30, 2005 these mark-to-market changes were classified in Non-regulated electric, natural gas, natural gas liquids and other revenues on the Consolidated Statements of Operations.

Year Ended December 31, 2004 as Compared to December 31, 2003.    Consolidated other income and expenses decreased $175 million for the year ended December 31, 2004 as compared to December 31, 2003. The decrease primarily resulted from the $178 million pre-tax gain on the sale of DENA’s 50% interest in Ref-Fuel in 2003 (within the Other segment) and Natural Gas Transmission’s $90 million gain on sales of various investments in 2003, offset by foregone earnings from those investments and an approximate $20 million increase in management fees charged to Duke Power (see Note 10 to the Consolidated Financial Statements).

Consolidated Interest Expense

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated interest expense decreased $209 million, compared to 2004. This decrease was due primarily to Duke Capital’s debt reduction efforts in 2004 (an approximate $110 million impact) and the deconsolidation of DEFS (an approximate $80 million impact).

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004, consolidated interest expense decreased $40 million, compared to 2003. The decrease was due primarily to:

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

Consolidated Income Tax Expense (Benefit) from Continuing Operations

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated income tax expense (benefit) from continuing operations decreased $129 million, compared to 2004. The decrease in income tax expense from continuing operations is primarily a result of the reorganization of Duke Energy Americas LLC (DEA) in 2004 which caused the recognition of tax expense of approximately $1,030 million offset by approximately $2,047 million in higher pre-tax earnings in 2005, due primarily to the gains associated with the sale of TEPPCO GP, Duke Capital’s limited partner interest in TEPPCO LP, and the DEFS disposition transaction (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). The effective tax rate for 2005 was approximately 42%, compared to approximately 159% in 2004. The decrease in the effective tax rate was due primarily to the decrease in deferred taxes of approximately $1,030 million related to the restructuring of certain subsidiaries in 2004, partially offset by the release of $52 million of income tax reserves in 2004, an increase in the pass-through of income tax benefit to Duke Energy of approximately $90 million and an increase of $34 million in the tax expense related to the repatriation in 2005. (See Note 5 to the Consolidated Financial Statements, “Income Taxes.”)

Year Ended December 31, 2004 as Compared to December 31, 2003.    For 2004 consolidated income tax expense (benefit) from continuing operations changed $1,655 million, compared to 2003. The increase was primarily a result of the reorganization of Duke Energy Americas LLC (DEA) in 2004 which caused the recognition of tax expense of approximately $1,030 million and the $1,602 million increase in pre-tax earnings from continuing operations. The effective tax rate for 2004 was 159%, compared to approximately 42% in 2003. The increase in the effective tax rate was due primarily to the increase in deferred tax expense of approximately $1,030 million related to the restructuring of certain subsidiaries in 2004 and an increase in the passthrough of income tax benefit to Duke Energy of approximately $50 million, partially offset by the release of $52 million of income tax reserves in 2004. (See Note 5 to the Consolidated Financial Statements, “Income Taxes.”)

Consolidated Income (Loss) from Discontinued Operations, net of tax

Income (Loss) from discontinued operations was a loss of $1,002 million for 2005, a gain of $382 million for 2004, and a loss of $1,255 million for 2003. These amounts represent results of operations and gains (losses) on dispositions related primarily to DENA’s assets and contracts outside the Southeastern United States, International Energy’s Asia-Pacific Business and European Business, DCP, Field Services and Crescent (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). The 2005 amount is primarily comprised of an approximate $740 million non-cash, after-tax charge (approximately $900 million pre-tax) for the impairment of assets, and the discontinuance of hedge accounting and the discontinuance of the normal purchase/normal sale exception for certain positions at DENA, as a result of exiting substantially all of DENA’s remaining assets and contracts. Additionally, during 2005, DENA recognized after-tax losses of approximately $330 million (approximately $400 million pre-tax) as the result of selling certain gas transportation and structured contracts. These charges were offset by the recognition of after-tax gains of approximately $160 million (approximately $200 million pre-tax) related to the recognition of deferred gains in AOCI related to discontinued cash flow hedges. These amounts are included in the Other segment.

The 2004 amount is primarily comprised of an approximate $273 million after-tax gain resulting from the sale of International Energy’s Asia-Pacific Business, and an approximate $180 million after-tax gain on the sale of two partially constructed DENA plants offset by operating losses at DENA. DENA’s 2004 gain related to the settlement of the Enron bankruptcy proceedings was entirely offset by a charge related to the California and Western U.S. energy markets settlement. These amounts are included in the Other segment.

The 2003 amount is primarily comprised of $1.7 billion in pre-tax impairment charges related to DENA’s partially completed Western plants, related forward power and gas contracts that were de-designated as normal purchases and sales and cash flow hedges, a generation plant in Maine and the Morro Bay plant in California. Also contributing to the 2003 amount was a $223 million after tax charge for International Energy’s impairment charges incurred as a result of classifying its Asia-Pacific assets as held for sale and exiting the European market. These amounts are included in the Other segment.

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

During 2003, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principles of $160 million as a reduction in earnings. The change in accounting principles included an after-tax and minority interest charge of $150 million related to the implementation of EITF 02-03 and an after-tax charge of $10 million related to the implementation of SFAS No. 143.

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

As discussed in Note 3 to the Consolidated Financial Statements, in conjunction with the merger between Duke Energy and Cinergy, Duke Capital has adopted new business segments that management believes properly align the various operations of the new corporate structure with how the chief operating decision maker views the business and monitors performance. Commercial Power consists of a portion of Duke Capital’s operations formerly known as Duke Energy North America (DENA). Commercial Power operates and manages power plants and related contractual positions in the Midwestern and Southeastern United States. As indicated in Note 1, Commercial Power’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities were transferred to CG&E in April 2006. As such the results of operations of the Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12). Commercial Power’s continuing operations prior to 2005 consist primarily of DENA’s eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital sold the Southeast Plants in August 2004 (see also Note 2). Additionally during 2005, DENA transferred its 50% investment in the McMahon facility in British Columbia, Canada to Natural Gas Transmission. The remaining portion of Duke Capital’s business formerly known as DENA, including its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp., and DETM are included in Other. Also, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets.

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

EBIT by Business Segment

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Natural Gas Transmission	$1,388	$1,329	$59	$1,333	$(4)
Field Services(a)	1,946	367	1,579	176	191
Commercial Power	(66)	(408)	342	(1,233)	825
International Energy	314	222	92	215	7
Crescent	314	240	74	134	106

Total reportable segment EBIT	3,896	1,750	2,146	625	1,125
Other(b)	(295)	77	(372)	(365)	442

Total reportable segment and other EBIT	3,601	1,827	1,774	260	1,567
Interest expense	(771)	(980)	209	(1,020)	40
Interest income and other(b)	62	(2)	64	3	(5)

Consolidated earnings (loss) from continuing operations before income taxes	$2,892	$845	$2,047	$(757)	$1,602

(a)	In July 2005, Duke Energy caused a Duke Capital subsidiary to transfer 19.7% of its ownership interest in DEFS to ConocoPhillips. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$4,055	$3,351	$704	$3,253	$98
Operating expenses	2,715	2,075	640	2,009	66
Gains on sales of other assets, net	13	17	(4)	7	10

Operating income	1,353	1,293	60	1,251	42
Other income, net of expenses	65	63	2	130	(67)
Minority interest expense	30	27	3	48	(21)

EBIT	$1,388	$1,329	$59	$1,333	$(4)

Proportional throughput, TBtu(a)	3,410	3,332	78	3,362	(30)

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $269 million increase due to new Canadian assets, primarily the Empress System

•	A $153 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•	A $152 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices that are passed through to customers without a mark-up at Union Gas. This revenues increase is offset in expenses

•	A $60 million increase for U.S. business operations driven by higher rates at Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and favorable commodity prices on natural gas processing activities

•	A $36 million increase in gas distribution revenues, primarily due to higher gas usage in the power market, and

•	A $20 million increase from completed and operational pipeline expansion projects in the U.S.

Operating Expenses.    The increase was driven primarily by:

•	A $272 million increase due to new Canadian assets, primarily gas purchase costs associated with the Empress System

•	A $152 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues

•	A $118 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above)

•	A $43 million increase in gas purchases for distribution, primarily due to higher gas usage in the power market, and

•	A $23 million increase related to the 2004 resolution of ad valorem tax issues in various states.

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

Supplemental Data

Below is supplemental information for DEFS operating results subsequent to deconsolidation on July 1, 2005:

Six Months Ended December 31, 2005
(in millions)
Operating revenues	$7,463
Operating expenses	6,814

Operating income	649
Other income, net of expenses	1
Interest expense, net	62
Income tax expense	4
Net income	$584

Commercial Power

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$—	$104	$(104)	$87	$17
Operating expenses	—	151	(151)	1,320	(1,169)
Losses on sales of other assets, net	(69)	(364)	295	—	(364)

Operating loss	—	(411)	342	(1,233)	822
Other income, net of expenses	3	3	—	—	3
Minority interest benefit	—	—	—	—	—

EBIT	$(66)	$(408)	$342	$(1,233)	$825

Actual plant production, GWh(a)(b)	—	2,100	(2,100)	3,363	(1,263)
Net proportional megawatt capacity in operation	—	5,325	(5,325)	5,325	—

(a)	Includes plant production from plants accounted for under the equity method
(b)	Excludes discontinued operations

As indicated in Note 1, Commercial Power’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities were transferred to Cinergy in April 2006. As such the results of operations of the Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12). Commercial Power’s continuing operations prior to 2005 consist primarily of DENA’s eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital sold the Southeast Plants in August 2004.

Year Ended December 31, 2005 as compared to December 31, 2004

Operating Revenues.    The decrease was driven by the sale of the Southeast plants in 2004. The 2004 results of DENA’s continuing operations included $104 million of power generation revenues.

Operating Expenses.    The decrease was driven by the sale of the Southeast plants in 2004. The 2004 results of DENA’s continuing operations include:

•	$52 million of operations, maintenance and depreciation expenses

•	$99 million of fuel costs

Losses on Sales of Other Assets, net.    The 2005 loss was driven primarily by an approximate $75 million charge related to the termination of structured power contracts in the Southeastern Region. The change is due to the sale of the Southeast plants in 2004. The 2004 results include pre-tax losses of approximately $360 million associated with the sale of the Southeast Plants.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    The increase was driven primarily by an increase in power generation revenues, due primarily to increased average power prices, partially offset by lower volumes due to the sale of the Southeast Plants in the second quarter of 2004.

Operating Expenses.    The decrease was driven primarily by:

•	A $1,139 million decrease in asset impairments and other related charges primarily in connection with DENA’s exit from the Southeast region and the related discontinuance of the Southeast region hedges

•	A $72 million decrease in depreciation expense, primarily due to the sale of the Southeast Plants

•	A $20 million decrease in operations and maintenance expense, due primarily to the sale of the Southeast Plants and reduced costs from renegotiated outsourcing agreements, partially offset by

•	A $56 million increase in plant fuel costs due primarily to higher average gas prices, offset by lower volumes as a result of the sale of the Southeast Plants.

Losses on Sales of Other Assets, net.    Losses on sales of other assets for the year ended December 31, 2004 were due primarily to an approximate $360 million pre-tax loss associated with the sale of DENA’s Southeast Plants.

EBIT.    EBIT increased primarily as a result of the decreased losses from impairments and other related charges, lower plant depreciation and operating expenses from the 2004 sale of the Southeast Plants.

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

Other

	Years Ended December 31,
	2005	2004	Variance 2005 vs 2004	2003	Variance 2004 vs 2003
	(in millions)
Operating revenues	$602	$1,368	$(766)	$2,051	$(683)
Operating expenses	926	1,447	(521)	2,686	(1,239)
(Losses) gains on sales of other assets, net	8	(60)	68	(188)	128

Operating (loss) income	(316)	(139)	(177)	(823)	684
Other (loss) income, net of expenses	25	192	(167)	352	(160)
Minority interest expense	4	(24)	(28)	(106)	82

EBIT	$(295)	$77	$(372)	$(365)	$442

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The decrease was driven primarily by:

•	A $465 million decrease in revenues as a result of the continued wind-down of DEM

•	A $155 million decrease in revenues as a result of the continued wind-down of DETM

•	An approximate $130 million decrease as a result of the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”)

Operating Expenses.    The decrease was driven primarily by:

•	A $454 million decrease in expenses as a result of the continued wind-down of DEM

•	A $150 million decrease in expenses as a result of the continued wind-down of DETM, partially offset by

•	An approximate $50 million charge to increase liabilities associated with mutual insurance companies in 2005

•	A $59 million increase as a result of the 2004 correction of an immaterial accounting error in prior periods related to reserves at Bison attributable to property losses at several Duke Capital subsidiaries, and

•	A $10 million increase in corporate governance costs in 2005.

(Losses) Gains on Sales of Other Assets, net.    Losses on sales of other assets for the year ended December 31, 2004 were due primarily to approximately $65 million of pre-tax losses associated with the sales and terminations of DETM contracts.

Other (Loss) Income, net of expenses.    The decrease was driven primarily by an approximate $90 million decrease in management fees charged to Duke Power Company, an unconsolidated affiliate of Duke Capital (Duke Power) (see Note 10 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions”) and an approximate $64 million decrease as a result of the realized and unrealized mark-to-market impact on discontinued hedges related to the DEFS disposition transaction. (See Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

EBIT.    The decrease was due primarily to the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk, the continued wind-down of DEM and DETM, the reversal of insurance reserves at Bison in 2004 and the increase in liabilities associated with mutual insurance companies.

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

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Revenues.    Operating revenues for 2004 decreased $683 million, compared to 2003. The decrease was driven primarily by:

•	A $303 million decrease in revenues as a result of the continued wind-down of DEM

•	A $246 million decrease in revenues as a result of the continued wind-down of DETM

•	A $162 million decrease due to the sale of Energy Delivery Services (EDS) in December 2003

Operating Expenses.    The decrease was driven primarily by:

•	A $364 million decrease in expenses as a result of the continued wind-down of DEM

•	A $379 million decrease in expenses as a result of the continued wind-down of DETM, including

•	A goodwill impairment charge recognized in 2003 related to the trading and marketing business of $221 million

•	A $150 million decrease as a result of the sale of EDS in December 2003

•	A $60 million impairment associated with a plan to sell Bayside, an unconsolidated affiliate

•	A $59 million decrease in 2004 as a result of the correction of an immaterial accounting error in prior periods related to reserves at Bison attributable to property losses at several Duke Capital subsidiaries

•	A $51 million write-off in 2003 related to a corporate risk management information system that was abandoned, lower governance costs in 2004 due to cost reductions and allocation of certain costs previously designated as corporate to business units, and severance costs in 2003

•	A 2003 $28 million Commodity Futures Trading Commission (CFTC) settlement ($17 million net of minority interest expense) and 2003 severance costs of $10 million also contributed to a favorable variance in general and administrative expense, partially offset by

•	An approximate $100 million increase due to higher captive insurance expenses.

Losses on Sales of Other Assets, net.    Losses on sales of other assets for the year ended December 31, 2004 were due primarily to approximately $65 million of pre-tax losses associated with the sales and terminations of DETM contracts. Losses on sales of other assets for 2003 were due primarily a $66 million pre-tax loss on the sale of turbines and $127 million of DETM pre-tax charges related to the sale of contracts.

Other Income (Loss), net of expenses.    An approximate $20 million increase in management fees charged to Duke Power (see Note 10 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions”).

Minority Interest Expense.    The change was due primarily to continued wind-down of DETM.

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

Under the MTM Model, an asset or liability is recognized at fair value on the Consolidated Balance Sheets and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations during the current period. While DENA is the primary business segment that uses this accounting model, the Field Services segment, as well as Other, also have certain transactions subject to this model. For the years ended December 31, 2005, 2004 and 2003, Duke Capital applied the MTM Model to its derivative contracts, unless subject to hedge accounting or the normal purchase and normal sale exemption (as described below).

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

Operating Cash Flows

Net cash provided by operating activities was $1,097 million in 2005 compared to $2,237 million in 2004, a decrease of $1,140 million. The decrease in cash provided by operating activities was due primarily to approximately $800 million of additional net cash collateral posted by Duke Capital during 2005 attributable to increased crude oil prices, as well as increases to the forward market prices of power, an approximate $900 million increase in taxes paid, net of refunds, in 2005, and the impacts of the deconsolidation of DEFS effective July 1, 2005.

Net cash provided by operating activities was $2,237 million in 2004 compared to $1,779 million in 2003, an increase of $458 million. The increase in cash provided by operating activities was due primarily to higher cash settlements from trading and hedging activities, increased earnings related to Field Services, and increased cash flows in 2004 from changes in working capital related primarily to a cash refund received related to income taxes. Duke Capital made a $29 million voluntary contribution to its Westcoast retirement plans (Westcoast plans) in 2004.

Investing Cash Flows

Net cash provided by investing activities was $1,216 million in 2005 compared to $760 million in 2004, an increase in cash provided of $456 million. Net cash provided by investing activities was $760 million in 2004 compared to $644 million in 2003, an increase in cash provided of $116 million.

The primary use of cash related to investing activities is capital and investment expenditures, detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Natural Gas Transmission	$930	$544	$773
Field Services(c)	86	202	204
Commercial Power	2	6	336
International Energy	23	28	71
Crescent(a)	599	568	290
Other(b)	29	34	(92)

Total consolidated	$1,669	$1,382	$1,582

(a)	Amounts include capital expenditures associated with residential real estate of $355 million in 2005, $322 million in 2004, and $196 million in 2003 which are included in Capital Expenditures for Residential Real Estate within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows.
(b)	Amount for 2003 include deferral of the consolidation of 50% of the profit earned by D/FD for the construction of DENA’s merchant generation plants, which is associated with Duke Capital’s share of ownership.
(c)	As a result of the deconsolidation of DEFS, effective July 1, 2005, Field Services amounts for 2005 only include DEFS capital and investment expenditures for periods prior to July 1, 2005.

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

Financing Cash Flows and Liquidity

Duke Capital’s consolidated capital structure as of December 31, 2005, including short-term debt, was 46% debt, 51% member’s equity and 3% minority interests. The fixed charges coverage ratio, calculated using SEC guidelines, was 5.0 times for 2005, which includes a pre-tax gain on the sale of TEPPCO GP and LP of approximately $0.9 billion, net of minority interest, and 1.9 times for 2004. Earnings were inadequate to cover fixed charges by $724 million for the year ended December 31, 2003.

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

Contractual Obligations as of December 31, 2005

	Payments Due By Period
	Total	Less than 1 year (2006)	2-3 Years (2007 & 2008)	4-5 Years (2009 & 2010)	More than 5 Years (Beyond 2010)
	(in millions)
Long-term debt(a)	$16,446	$2,043	$2,246	$2,990	$9,167
Capital leases(a)	21	10	5	3	3
Operating leases(b)	241	39	59	49	94
Purchase Obligations:(g)
Firm capacity payments(c)	1,461	292	303	263	603
Energy commodity contracts(d)	14,416	4,965	5,910	3,076	465
Other purchase obligations(e)	1,631	678	184	157	612
Other long-term liabilities on the Consolidated Balance Sheets(f)	44	44	—	—	—

Total contractual cash obligations	$34,260	$8,071	$8,707	$6,538	$10,944

(a)	See Note 14 to the Consolidated Financial Statements, “Debt and Credit Facilities.” Amount includes interest payments over life of debt or capital lease.
(b)	See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”
(c)	Includes firm capacity payments that provide Duke Capital with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, refining capacity and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America.
(d)	Includes contractual obligations to purchase physical quantities of electricity, natural gas and NGLs. Amount includes certain normal purchases, energy derivatives and hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2005. For certain of these amounts, Duke Capital may settle on a net cash basis since Duke Capital has entered into payment netting agreements with counterparties that permit Duke Capital to offset receivables and payables with such counterparties. A significant portion of these amounts pertain to DENA’s physical purchase commitments of electricity. Since DENA primarily markets electricity, consideration should be given to DENA’s forward sales of electricity, which exceed their forward purchases, when assessing the potential implications of these physical purchase commitments. (See Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale,” for more information regarding DENA’s exit plan.)
(e)	Includes purchase commitments for outsourcing of certain real estate services, contracts for software and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for pipeline and real estate projects, and major maintenance of certain merchant plants. Amount excludes certain open purchase orders for services that are provided on demand, and the timing of the purchase can not be determined.
(f)	Includes expected retirement plan contributions for 2006 (see Note 19 to the Consolidated Financial Statements, “Employee Benefit Plans”). The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Capital may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded. Asset retirement obligations recognized on the Consolidated Balance Sheets total $29 million at December 31, 2005. Amount excludes reserves for litigation, environmental remediation and self-insurance claims (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Capital is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business, funding of other post-employment benefits (see Note 19 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory credits (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Liabilities Associated with Assets Held for Sale (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”) are also excluded as Duke Capital expects these liabilities will be assumed by the buyer upon sale of the assets.
(g)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table, including approximately $600 million of amounts due to Barclays (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held For Sale”) which were paid in January 2006.

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

DENA (within Other) represents the majority of Duke Capital’s unsecured credit exposure. On November 18, 2005, Duke Capital announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays will acquire substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminates Duke Capital’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. The underlying contracts will transfer to Barclays over a period of months. As the underlying contracts are transferred to Barclays, unsecured credit exposure will continue to change until the exit from DENA is completed.

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

Interest Rate Risk

Duke Capital is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and commercial paper. Duke Capital manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 7, and 14 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities”, respectively.)

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Duke Capital LLC:

We have audited the accompanying consolidated balance sheets of Duke Capital LLC and subsidiaries (Duke Capital) as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duke Capital’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1, the accompanying consolidated financial statements have been recast and restated.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 27, 2006

(September 3, 2006 as to the effects of matters described in the “Recasting and Restatement of Previously Issued Financial Statements” section of Note 1, and the references to the subsequent events in Note 21)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2005	2004	2003
		As Restated (see Note 1)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$7,670	$12,187	$10,135
Regulated natural gas and natural gas liquids	3,679	3,276	3,082

Total operating revenues	11,349	15,463	13,217

Operating Expenses
Natural gas and petroleum products purchased	6,290	10,156	8,476
Operation, maintenance and other	1,990	2,018	2,102
Fuel used in electric generation and purchased power	348	387	296
Depreciation and amortization	691	811	864
Property and other taxes	260	229	222
Impairment and other charges	140	64	1,216
Impairment of goodwill	—	—	254

Total operating expenses	9,719	13,665	13,430

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	191	192	84
Gains (Losses) on Sales of Other Assets and Other, net	527	(408)	(185)

Operating Income (Loss)	2,348	1,582	(314)

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	479	154	123
Gains (Losses) on sales of equity investments	1,225	(3)	279
Other income and expenses, net	149	292	216

Total other income and expenses	1,853	443	618
Interest Expense	771	980	1,020
Minority Interest Expense	538	200	41

Earnings (Loss) From Continuing Operations Before Income Taxes	2,892	845	(757)
Income Tax Expense (Benefit) from Continuing Operations	1,212	1,341	(314)

Income (Loss) From Continuing Operations	1,680	(496)	(443)
(Loss) Income From Discontinued Operations, net of tax	(1,002)	382	(1,255)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	678	(114)	(1,698)
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(4)	—	(160)

Net Income (Loss)	$674	$(114)	$(1,858)

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$491	$516
Short-term investments	521	1,134
Receivables (net of allowance for doubtful accounts of $121 at December 31, 2005 and $128 at December 31, 2004)	1,935	2,608
Inventory	444	537
Assets held for sale	1,528	40
Unrealized gains on mark-to-market and hedging transactions	90	962
Other	1,599	644

Total current assets	6,608	6,441

Investments and Other Assets
Investments in unconsolidated affiliates	1,931	1,292
Goodwill	3,775	4,148
Notes receivable	138	232
Unrealized gains on mark-to-market and hedging transactions	87	1,377
Assets held for sale	3,597	84
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005 and $15 at December 31, 2004)	1,281	1,128
Other	737	630

Total investments and other assets	11,546	8,891

Property, Plant and Equipment
Cost	19,341	25,870
Less accumulated depreciation and amortization	3,655	5,171

Net property, plant and equipment	15,686	20,699

Regulatory Assets and Deferred Debits	1,216	1,152

Total Assets	$35,056	$37,183

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2005	December 31, 2004
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,837	$1,971
Notes payable and commercial paper	83	69
Taxes accrued	258	237
Interest accrued	155	213
Liabilities associated with assets held for sale	1,488	30
Current maturities of long-term debt	1,394	1,326
Unrealized losses on mark-to-market and hedging transactions	207	819
Other	1,892	1,450

Total current liabilities	7,314	6,115

Long-term Debt	8,790	11,288

Deferred Credits and Other Liabilities
Deferred income taxes	3,167	3,714
Unrealized losses on mark-to-market and hedging transactions	19	949
Liabilities associated with assets held for sale	2,085	14
Other	1,428	1,344

Total deferred credits and other liabilities	6,699	6,021

Commitments and Contingencies

Minority Interests	749	1,486

Member’s Equity
Member’s Equity	10,848	11,224
Accumulated other comprehensive income	656	1,049

Total member’s equity	11,504	12,273

Total Liabilities and Member’s Equity	$35,056	$37,183

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$674	$(114)	$(1,858)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	774	1,014	1,114
Cumulative effect of change in accounting principle	4	—	133
Gains on sales of investments in commercial and multi-family real estate	(191)	(201)	(103)
Gains on sales of equity investments and other assets	(1,639)	(192)	(107)
Impairment charges	36	194	3,492
Deferred income taxes	(240)	1,136	(695)
Minority interest	538	195	39
Equity in earnings of unconsolidated affiliates	(479)	(154)	(123)
Contribution to company-sponsored pension plans	(45)	(29)	(13)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	559	208	(94)
Receivables	(189)	(251)	1,135
Inventory	(74)	17	16
Other current assets	(969)	38	(11)
Increase (decrease) in
Accounts payable	161	99	(1,025)
Taxes accrued	56	314	60
Other current liabilities	558	86	(119)
Capital expenditures for residential real estate	(355)	(322)	(196)
Cost of residential real estate sold	294	268	167
Other, assets	1,488	(100)	(81)
Other, liabilities	136	31	48

Net cash provided by operating activities	1,097	2,237	1,779

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(997)	(1,035)	(1,374)
Investment expenditures	(23)	(25)	(12)
Acquisitions, net of cash acquired	(294)	—	—
Purchases of available-for-sale securities	(31,674)	(55,010)	(25,221)
Proceeds from sales and maturities of available-for-sale securities	31,462	54,537	24,984
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	2,372	1,651	1,883
Proceeds from the sales of commercial and multi-family real estate	372	606	314
Settlement of net investment hedges and other investing derivatives	(321)	—	—
Distributions from equity investments	383	—	—
Other	(64)	36	70

Net cash provided by investing activities	1,216	760	644

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	543	153	216
Payments for the redemption of long-term debt		—
Long-term debt	(840)	(2,815)	(2,182)
Preferred stock of a subsidiary	—	(176)	(38)
Guaranteed preferred beneficial interests in subordinated notes	—	—	(250)
Notes payable and commercial paper	15	11	(1,048)
Increase (decrease) in overdrafts	—	—	—
Distributions to minority interests	(861)	(1,477)	(2,508)
Contributions from minority interests	779	1,277	2,432
Advances (to) from parent	(242)	107	—
Capital contributions from parent	269	—	1,050
Distributions to parent	(2,100)	—	—
Proceeds from Duke Energy Income Fund	110	18	—
Other	(14)	—	(13)

Net cash used in financing activities	(2,341)	(2,902)	(2,341)

Changes in cash and cash equivalents included in assets held for sale	3	39	(55)

Net (decrease) increase in cash and cash equivalents	(25)	134	27
Cash and cash equivalents at beginning of period	516	382	355

Cash and cash equivalents at end of period	$491	$516	$382

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$833	$1,044	$1,051
Cash paid (refunded) for income taxes	$486	$(403)	$(179)
Significant non-cash transactions:
Advances from parent converted to equity	$761	$—	$—
Canadian midstream asset transfer	$97	$—	$—
AFUDC—equity component	$8	$9	$33
Debt retired in connection with disposition of businesses	$—	$840	$—
Note receivable from sale of southeast plants	$—	$48	$—
Remarketing of senior notes	$—	$1,625	$—

See Notes to Consolidated Financial Statements

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Paid-in Capital	Retained Earnings	Member's Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2002	$—	$7,545	$4,665	$—	$(653)	$455	$(14)		$11,998

Net loss	—	—	(1,858)	—	—	—	—		(1,858)
Other Comprehensive Loss									—
Foreign currency translation adjustments(a)	—	—	—	—	986	—	—		986
Foreign currency translation adjustments reclassified into earnings as a result of the sale of European operations	—	—	—	—	(24)	—	—		(24)
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	113	—		113
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(252)	—		(252)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	(11)		(11)

Total comprehensive loss									(1,046)
Capital contribution from parent	—	1,050	—	—	—	—	—		1,050
Other capital stock transactions, net	—	(32)	(17)	—	—	—	—		(49)

Balance December 31, 2003	$—	$8,563	$2,790	$—	$309	$316	$(25)		$11,953

Net loss	—	—	—	(114)	—	—	—		(114)
Conversion to Duke Capital LLC(e)	—	(8,563)	(2,790)	11,353	—	—	—		—
Other Comprehensive Income									—
Foreign currency translation adjustments	—	—	—	—	279	—	—		279
Foreign currency translation adjustments reclassified into earnings as a result of the sale of Asia-Pacific Business	—	—	—	—	(54)	—	—		(54)
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	300	—		300
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(80)	—		(80)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	4		4

Total comprehensive income									335
Other, net	—	—	—	(15)	—	—	—		(15)

Balance December 31, 2004	$—	$—	$—	$11,224	$534	$536	$(21)		$12,273

Net income	—	—	—	674	—	—	—		674
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	245	—	—		245
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	412	—		412
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(1,027)	—		(1,027)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	(40)		(40)
Other(f)	—	—	—	—	—	—	—	17	17

Total comprehensive income									281
Capital contribution from parent		—	—	269					269
Distributions to parent	—	—	—	(2,100)	—	—	—	—	(2,100)
Advances from parent converted to equity	—	—	—	761	—	—	—	—	761
Other, net	—	—	—	20	—	—	—		20

Balance December 31, 2005	$—	$—	$—	$10,848	$779	$(79)	$(61)	$17	$11,504

(a)	Foreign currency translation adjustments, net of $114 tax benefit in 2003.
(b)	Net unrealized gains on cash flow hedges, net of $234 tax expense in 2005, $180 tax expense in 2004, and $56 tax expense in 2003.
(c)	Reclassification into earnings from cash flow hedges, net of $584 tax benefit in 2005, $48 tax benefit in 2004, and $133 tax benefit in 2003. Reclassification into earnings from cash flow hedges for the year ended December 31, 2005, is due primarily to the recognition of Duke Energy North America's (DENA's) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the plan to sell or otherwise dispose of substantially all of DENA's assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 7 and 12).
(d)	Minimum pension liability adjustment, net of $27 tax benefit in 2005, $2 tax expense in 2004, and $6 tax benefit in 2003.
(e)	See Note 1 to Consolidated Financial Statements.
(f)	Net of $10 tax expense in 2005.

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

Recasting and Restatement of Previously Issued Financial Statements.

Recasting of Previously Issued Financial Statements.    Duke Energy Holding Corporation (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corporation, a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with the previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into two wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent of Old Duke Energy and Cinergy. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company and was renamed Duke Power Company LLC (Duke Power). On April 3, 2006, Duke Power transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Duke Capital. The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to Duke Capital. As a result of these transfers, prior periods have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets between entities under common control.

Also on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to New Duke Energy. Due to continuing involvement between Bison and Duke Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment. Accordingly, Bison’s operations continue to be included in Duke Capital’s results of operations, financial position and cash flows for all periods presented.

Additionally in April 2006, Duke Capital indirectly transferred to The Cincinnati Gas & Electric Company (CG&E), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). The results of operations of DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12).

In conjunction with Duke Energy’s merger with Cinergy, Duke Capital adopted new business segments (see Note 3). Also, Duke Capital has reclassified management fees charged to an unconsolidated affiliate of Duke Capital (see Note 10).

Restatement of Previously Issued Financial Statements.    Duke Capital’s consolidated results of operations for the year ended December 31, 2004 have been restated as the result of a correction of an error related to the classification of income taxes between income from continuing operations and discontinued operations in the Consolidated Statements of Operations. Duke Capital has determined that approximately $584 million of income tax expense for the year ended December 31, 2004 that was included in discontinued operations should have been included in continuing operations. The amount relates to tax attributes that were associated with operations that were appropriately classified as discontinued operations, but the associated income tax expense should have been included in income from continuing operations since the income tax expense resulted from a change in tax status of certain subsidiaries of Duke Capital. As a result, this error had no impact on Duke Capital’s net loss, financial position or cash flows as of and for the year ended December 31, 2004;

Except as required to reflect the legal entity changes, the correction of an error, the segment changes and reclassification discussed above, and to update subsequent events as discussed in Note 21, the financial statements have not been otherwise modified or updated from those presented in Duke Capital’s Form 10-K for the year ended December 31, 2005. These changes impacted Note 1, Note 2, Note 3, Note 5, Note 7, Note 10, Note 11, Note 12, Note 20, Note 21 and Note 22. The effect of these changes from amounts previously reported in Duke Capital’s financial statements is summarized below.

Year Ended December 31, 2005	As Previously Reported	Transfer of DEM	DENA’s Midwestern Assets(a)	Elim- inations	As Adjusted
	(in millions)
Earnings (Loss) from Continuing Operations Before Income Taxes	$2,838	6	51	(3)	$2,892
Income Tax Expense (Benefit) from Continuing Operations	1,225	2	(15)	—	1,212

Income (Loss) from Continuing Operations	1,613	4	66	(3)	1,680
Income (Loss) from Discontinued Operations, net of tax	(939)	—	(66)	3	(1,002)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	674	4	—	—	678
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(4)	—	—	—	(4)

Net Income (Loss)	$670	4	—	—	$674

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Year Ended December 31, 2004	As Previously Reported	Impact of Income Tax Error	Transfer of DEM	DENA’s Midwestern Assets(a)	Elim- inations	As Adjusted
	(in millions)
Earnings (Loss) from Continuing Operations Before Income Taxes	$801	—	25	98	(79)	$845
Income Tax Expense (Benefit) from Continuing Operations	760	584	12	(15)	—	1,341

Income (Loss) from Continuing Operations	41	(584)	13	113	(79)	(496)
Income (Loss) from Discontinued Operations, net of tax	(168)	584	—	(113)	79	382

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(127)	—	13	—	—	(114)
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	—	—	—	—	—

Net Income (Loss)	$(127)	—	13	—	—	$(114)

Year Ended December 31, 2003	As Previously Reported	Transfer of DEM	DENA’s Midwestern Assets(a)	Elim- inations	As Adjusted
	(in millions)
Earnings (Loss) from Continuing Operations Before Income Taxes	$(748)	(58)	77	(28)	$(757)
Income Tax Expense (Benefit) from Continuing Operations	(306)	(25)	17	—	(314)

Income (Loss) from Continuing Operations	(442)	(33)	60	(28)	(443)
Income (Loss) from Discontinued Operations, net of tax	(1,223)	—	(60)	28	(1,255)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(1,665)	(33)	—	—	(1,698)
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(133)	(27)	—	—	(160)

Net Income (Loss)	$(1,798)	(60)	—	—	$(1,858)

(a)	Amounts include intercompany transactions.

Other Reclassifications and Revisions.    In 2005, Duke Capital recorded a prior period reclassification adjustment of approximately $300 million related to removal costs for property within the natural gas operations. The impact of this adjustment on the Consolidated Balance Sheet as of December 31, 2004 was a decrease in accumulated depreciation and a corresponding increase in regulatory liabilities, which are included in Other within Deferred Credits and Other Liabilities.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Short-term Investments.    Duke Capital actively invests a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and tax-exempt money market preferred securities. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As Duke Capital intends to sell these instruments within one year or less, generally within 30 days from the balance sheet date, they are classified as current assets. Duke Capital has classified all short-term investments that are debt securities as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115), and they are carried at fair market value. Investments in money-market preferred securities that do not have stated redemptions are accounted for at their cost, as the carrying values approximate market values due to their short-term maturities and no credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings as incurred. Purchases and sales of available-for-sale securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows.

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

Components of Inventory

	December 31,
	2005	2004
	(in millions)
Materials and supplies	$130	$144
Natural gas	269	312
Petroleum products	45	81

Total inventory	$444	$537

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Duke Capital recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Duke Capital. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. The implementation of FIN 47 did not have a material impact on the balance sheet or income statement of Duke Capital.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Pro Forma Stock-Based Compensation

	For the years ended December 31,
	2005	2004	2003
	(in millions)
Net Income (loss), as reported	$674	$(114)	$(1,858)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	24	14	6
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(26)	(22)	(26)

Pro forma net income (loss), net of related tax effects	$672	$(122)	$(1,878)

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

Excise and Other Pass-Through Taxes.    Certain excise taxes levied by state or local governments are collected by Duke Capital from its customers. These taxes, which are required to be paid regardless of Duke Capital’s ability to collect from the customer, are accounted for on a gross basis. When Duke Capital acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

As of January 1, 2003, Duke Capital adopted the remaining provisions of EITF 02-03 and SFAS No. 143. In accordance with the transition guidance for these standards, Duke Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $160 million as a reduction in earnings.

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

As a result of the consensus on EITF 02-03, Duke Capital recorded a cumulative effect adjustment of $150 million (net of tax and minority interest) in the first quarter 2003 as a reduction to earnings. The recorded value on January 1, 2003 of all non-derivative energy trading contracts that existed on October 25, 2002 were written-off and inventories that were recorded at fair values were adjusted to historical cost.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. FAS 109-2).    In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. Although the deduction is subject to a number of limitations and some uncertainty remains as to how to interpret numerous provisions in the Act, Duke Capital believes that it has the information

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, Duke Capital has repatriated approximately $500 million in extraordinary dividends, as defined in the Act, and accordingly recorded a corresponding tax liability of $39 million which was paid as of December 31, 2005. However, Duke Capital has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result primarily from undistributed earnings of approximately $290 million as of December 31, 2005, which Duke Capital intends to reinvest indefinitely. Determination of the deferred tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

The merger agreement has been unanimously approved by both companies’ Boards of Directors. Closing of the transaction is currently anticipated for the second quarter of 2006. Completion of the merger is subject to a number of conditions. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2006. See further discussion of regulatory filings in Note 4. The merger agreement contains certain cross-approval provisions whereby Duke Energy and Cinergy are required to continue to operate their businesses in the ordinary course of business and must obtain the other party’s consent prior to making new investments, disposing of businesses, or entering into new debt above specified thresholds, among other provisions. Among other things, the merger agreement contemplates potential transactions that could involve the transfer of certain assets, including DENA’s Midwestern generation assets (as discussed further in Note 12), out of Duke Capital in connection with the merger. However, any potential transactions involving assets of Duke Capital and related consideration remain subject to change (see Notes 1 and 21).

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

ConocoPhillips transaction discussed further in the Dispositions section below. No goodwill was recorded as a result of this acquisition.

In the second quarter of 2005, United Bridgeport Energy LLC (UBE), the owner of a 33 1/3% interest in Bridgeport Energy LLC (Bridgeport), exercised its “put right” requiring DENA to purchase UBE’s interest in Bridgeport as provided for in the LLC Agreement. DENA and UBE have finalized a settlement for the purchase price of UBE’s ownership interest. This settlement will not have a material adverse effect on Duke Capital’s future consolidated results of operations, cash flows or financial position. Upon closing of this transaction, DENA will own 100% of Bridgeport. The assets and liabilities of Bridgeport have been classified as Assets Held for Sale in the accompanying Consolidated Balance Sheet as of December 31, 2005, and will be included as part of DENA’s power generation assets to be sold to a subsidiary of LS Power Equity Partners (LS Power) (see Notes 12 and 21).

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

•	In December 2005, the Duke Energy Income Fund (Income Fund), a Canadian income trust fund, was created to acquire all of the common shares of Duke Capital Midstream Services Canada Corporation (Duke Midstream) from a subsidiary of Duke Capital. The Income Fund sold an approximate 40% ownership interest in Duke Midstream for approximately $110 million, which was included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing activities on the Consolidated Statements of Cash Flows. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. Duke Capital retains an ownership interest in the Income Fund of approximately 58% and will continue to operate and manage this business. Duke Capital continues to consolidate the results of this business.

•	In December 2005, Commercial Power recorded a $75 million charge related to the termination of structured power contracts in the Southeast, which was recorded in Gains (Losses) on Sales of Other Assets, net on the accompanying Consolidated Statements of Operations.

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

For the year ended December 31, 2004, the sale of other assets and businesses (which excludes assets held for sale as of December 31, 2004 and discontinued operations, both of which are discussed in Note 12, and sales by Crescent which are discussed separately below) resulted in approximately $736 million in cash proceeds plus a $48 million note receivable from the buyers, and net pre-tax losses of $408 million recorded in Gains (Losses)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

on Sales of Other Assets, net and pre-tax losses of $3 million recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. Gains (Losses) on Sales and Impairments of Equity Method Investments included a $23 million impairment charge, which is discussed in Note 11. Significant sales of other assets in 2004 are detailed as follows:

•	Natural Gas Transmission’s asset sales totaled $25 million in net proceeds. Those sales resulted in total pre-tax gains of approximately $33 million, of which $17 million was recorded in Gains (Losses) on Sales of Other Assets, net and $16 million was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included the sale of storage gas related to the Canadian distribution operations, the sale of Natural Gas Transmission’s interest in the Millennium Pipeline, and the sale of land.

•	Field Services asset sales totaled $13 million in net proceeds. Those sales resulted in gains of $2 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. These sales consisted of multiple small sales.

•	Commercial Power’s asset sales totaled approximately $420 million in net proceeds and a $48 million note receivable. Those sales resulted in pre-tax losses of $360 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included:

•	DENA’s eight natural gas-fired merchant power plants in the Southeastern United States: Hot Spring (Arkansas); Murray and Sandersville (Georgia); Marshall (Kentucky); Hinds, Southaven, Enterprise and New Albany (Mississippi); and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital decided to sell the Southeast Plants in 2003, and recorded an impairment charge of $1.3 billion in 2003 since the assets’ carrying values exceeded their estimated fair values (see Note 11). The sale of those assets to KGen Partners LLC (KGen) obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a pre-tax loss of approximately $360 million recorded in Gains (Losses) on Sales of Other Assets, net in the 2004 Consolidated Statement of Operations. Nearly all of the loss was recognized in the first quarter of 2004 to reduce the assets’ carrying values to their estimated fair values, and approximately $4 million of the loss was recognized in the third quarter of 2004 upon closing. The fair value of the plants used for recording the loss in the first quarter was based on the sales price of approximately $475 million, as announced on May 4, 2004. The actual sales price consisted of $420 million of cash and a $48 million note receivable from KGen, which bears variable interest at the London Interbank Offered Rate (LIBOR) plus 13.625% per annum, compounded quarterly. The note is secured by a fourth lien on (i) substantially all of KGen’s assets and (ii) stock of KGen LLC (KGen’s owner), each subject to certain permitted liens and a first lien on cash in certain KGen accounts. The note was repaid in full during 2005.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

•	International Energy completed the sale of its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V. (Cantarell) a nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico on September 8, 2004. The sale resulted in $60 million in net proceeds and an approximate $2 million pre-tax gain recorded to Gains (Losses) on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. A $13 million non-cash charge to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations, related to a note receivable from Cantarell, was recorded in the first quarter of 2004.

•	Additional asset and business sales in 2004 totaled $217 million in net proceeds. Those sales resulted in net pre-tax losses of $60 million, of which a $61 million loss was recorded in Gains (Losses) on Sales of Other Assets, net and a $1 million gain was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included:

•	Some Duke Energy Trading and Marketing, LLC (DETM) contracts. DETM held a net liability position in those contracts and, as part of the sale, DETM paid a third party net cash payments of $99 million related to the sale of these assets which are included in Cash Flows from Operating Activities. This resulted in a net loss of $65 million recorded in Gains (Losses) on Sales of Other Assets, net in the 2004 Consolidated Statement of Operations.

•	Duke Energy Royal LLC’s interest in six energy service agreements and DukeSolutions Huntington Beach, LLC.

•	DEM’s 15% interest in Caribbean Nitrogen Company and refined products operation in the eastern United States.

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

The sale of other assets and businesses for approximately $1,110 million in proceeds plus the assumption of $70 million of debt by the buyers for 2003 resulted in net losses of $185 million recorded in Gains (Losses) on Sales of Other Assets, net on the Consolidated Statements of Operations, and gains of $279 million recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2003 (other than discontinued operations as presented in Note 12) are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets and businesses totaled $610 million in proceeds, and the assumption of $70 million of debt by the buyers. Those sales resulted in gains of $90 million which were recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations, and gains of $7 million which were recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included the sale of its remaining limited partnership interests in Northern Border Partners L.P.; the sale of its investments in the Alliance Pipeline and the associated Aux Sable NGL plant, Foothills Pipe Lines Ltd., and Vector Pipeline LP (Vector); the sale of Pacific Northern Gas Ltd., and the sale of two office buildings.

•	Field Services sales of assets totaled $141 million in proceeds. Those sales resulted in gains of $11 million which were recorded in Gains (Losses) on Sales and Impairments of Equity Method

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Investments in the Consolidated Statements of Operations. Significant sales included Field Services’ Class B units of TEPPCO Partners, L.P.

•	Other asset and business sales in 2003 included:

•	The sale of DENA’s 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel) resulted in proceeds of $325 million and a gain of $178 million, which was recorded in Gains (Losses) on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations

•	Impairment charges and net losses on sales, primarily related to the sale of DETM contracts, resulted in a net loss of $124 million, which was recorded in Gains (Losses) on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairment charges and losses on the DETM contracts resulted from DENA’s decision to wind-down DETM’s operations. As a result, DENA and Exxon Mobil, its partner, are executing a reduction of DETM business in scope and scale and soliciting interest from selected parties for a significant portion of DETM’s contract portfolio. The ultimate financial impact to DENA of the reduction in the scope and sale of DETM and related liquidation of its contract portfolio cannot be reasonably estimated. However, it is possible that DENA will incur additional losses as a result of liquidating the DETM contracts.

•	Some turbines and surplus equipment. This sale was anticipated in 2003 and therefore a loss of $66 million was recorded in Gains (Losses) on Sales of Other Assets, net in the 2003 Consolidated Statement of Operations Net proceeds of $44 million were received in 2004.

3. Business Segments

In conjunction with the merger between Duke Energy and Cinergy (see Note 1), Duke Capital has adopted new business segments that management believes properly align the various operations of the new corporate structure with how the chief operating decision maker views the business and monitors performance. Prior period segment information has been retrospectively adjusted to conform to the new segment structure. Accordingly, Duke Capital’s reportable business segments are: Natural Gas Transmission, Field Services, Commercial Power, International Energy and Crescent.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Commercial Power consists of a portion of Duke Capital’s operations formerly known as Duke Energy North America (DENA). Commercial Power operates and manages power plants and related contractual positions in the Midwestern and Southeastern United States. As indicated in Note 1, Commercial Power’s Midwestern generation assets, consisting of approximately 3,600 megawatts of power generation, and certain contracts related to the Midwestern generating facilities were transferred to Cinergy in April 2006. As such the results of operations of the Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (see Note 12). Commercial Power’s continuing operations prior to 2005 consist primarily of DENA’s eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Duke Capital sold the Southeast Plants in August 2004 (see also Note 2). Additionally during 2005, DENA transferred its 50% investment in the McMahon facility in British Columbia, Canada to Natural Gas Transmission.

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

The remainder of Duke Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes the following:

•

The remaining portion of Duke Capital’s business formerly known as DENA, including its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. DENA also participates in DETM. DETM is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Capital. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006 (see Note 21). As a result of this exit plan, the results of operations for most of DENA’s businesses have been reflected as discontinued operations in the accompanying Consolidated Statements of

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Operations for all years presented. Continuing operations within Other consist primarily of DETM, which management continues to wind down.

•	Other also includes certain unallocated corporate costs, certain discontinued hedges, DukeNet, Bison (Duke Capital’s wholly owned, captive insurance subsidiary) and Duke Capital’s 50% interest in D/FD. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Duke Capital’s wholly owned captive insurance subsidiary’s principal activities include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Capital. This subsidiary also participates in reinsurance activities with certain third parties, on a limited basis. D/FD is a 50/50 partnership between subsidiaries of Duke Capital and Fluor Corporation (Fluor). During 2003, Duke Capital and Fluor announced that they would dissolve D/FD and adopted a plan for an orderly wind-down of the D/FD business. The wind-down has been substantially completed as of December 31, 2005 and is expected to be finalized by December 2006. Previously, D/FD provided comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide.

•	During 2003, Duke Capital determined that it would exit the refined products business at DEM in an orderly manner, and continues to unwind its portfolio of contracts. As of December 31, 2005, DEM had exited the majority of its business.

•	During 2003, Duke Capital also decided to exit the merchant finance business conducted by Duke Capital Partners, LLC (DCP). At December 31, 2005, Duke Capital had exited the merchant finance business, and all of the results of operations for DCP have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

•	During the first quarter of 2005, Duke Capital discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 7 for further discussion.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings (Loss) from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2005
Natural Gas Transmission	$3,955	$100	$4,055	$1,388	$458	$930	$18,823
Field Services(e)	5,470	60	5,530	1,946	143	86	1,377
Commercial Power	—	—	—	(66)	—	2	1,619
International Energy	745	—	745	314	64	23	2,962
Crescent(c)	495	—	495	314	1	599	1,507

Total reportable segments	10,665	160	10,825	3,896	666	1,640	26,288
Other	684	(82)	602	(295)	25	29	8,533
Eliminations and reclassifications	—	(78)	(78)	—	—	—	235
Interest expense	—	—	—	(771)	—	—	—
Interest income and other(d)	—	—	—	62	—	—	—

Total consolidated	$11,349	$—	$11,349	$2,892	$691	$1,669	$35,056

Year Ended December 31, 2004
Natural Gas Transmission	$3,238	$113	$3,351	$1,329	$431	$544	$17,783
Field Services(e)	10,172	(128)	10,044	367	285	202	6,265
Commercial Power	—	104	104	(408)	8	6	1,646
International Energy	619	—	619	222	58	28	3,058
Crescent(c)	437	—	437	240	2	568	1,317

Total reportable segments	14,466	89	14,555	1,750	784	1,348	30,069
Other	997	371	1,368	77	27	34	7,058
Eliminations and reclassifications	—	(460)	(460)	—	—	—	56
Interest expense	—	—	—	(980)	—	—	—
Interest income and other(d)	—	—	—	(2)	—	—	—

Total consolidated	$15,463	$—	$15,463	$845	$811	$1,382	$37,183

Year Ended December 31, 2003
Natural Gas Transmission	$3,025	$228	$3,253	$1,333	$404	$773	$16,864
Field Services(e)	7,921	617	8,538	176	281	204	5,907
Commercial Power	(54)	141	87	(1,233)	81	336	2,583
International Energy	597	—	597	215	57	71	4,399
Crescent(c)	284	—	284	134	6	290	1,594

Total reportable segments	11,773	986	12,759	625	829	1,674	31,347
Other	1,444	607	2,051	(365)	35	(92)	8,538
Eliminations and reclassifications	—	(1,593)	(1,593)	—	—	—	7
Interest expense	—	—	—	(1,020)	—	—	—
Interest income and other(d)	—	—	—	3	—	—	—

Total consolidated	$13,217	$—	$13,217	$(757)	$864	$1,582	$39,892

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale
(c)	Capital expenditures for residential real estate are included in operating cash flows and were $355 million in 2005, $322 million in 2004 and $196 million in 2003.
(d)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(e)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the previously announced agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2005
Consolidated revenues	$7,252	$3,313	$741	$43	$11,349
Consolidated long-lived assets	14,823	10,790	2,432	403	28,448
2004
Consolidated revenues	$11,498	$3,297	$612	$56	$15,463
Consolidated long-lived assets	17,808	10,163	2,399	372	30,742
2003
Consolidated revenues	$7,599	$4,935	$556	$127	$13,217
Consolidated long-lived assets	19,964	9,532	2,449	1,589	33,534

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

Duke Energy Merger with Cinergy.    As discussed in Note 2, on May 9, 2005, Duke Energy and Cinergy announced they entered into a definitive merger agreement. Approval of the merger by several federal and state agencies is required; all of the approvals have been obtained. All of the approved state settlements include a most favored nations clause related to merger savings sharing in other jurisdictions. Duke Energy and Cinergy shareholders approved the merger at special meetings of shareholders held on March 10, 2006 (see Notes 1 and 21).

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

The OEB also implemented an asymmetrical earnings sharing mechanism for Union Gas, effective January 1, 2005. Earnings in 2005, above the 9.63% benchmark return on equity (ROE), normalized for weather, were shared equally between ratepayers and Union Gas. No rate relief will be provided if Union Gas earns below the allowed ROE, normalized for weather. This earnings sharing mechanism reduced Union Gas’ earnings by approximately $9 million during the year ended December 31, 2005.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

5. Income Taxes

The following details the components of income tax expense (benefit) from continuing operations:

Income Tax Expense (Benefit) from Continuing Operations

	For the Years Ended December 31,
	2005	2004 As Restated (see Note 1)	2003
	(in millions)
Current income taxes
Federal	$1,004	$121	$(160)
State	102	40	(42)
Foreign	99	83	113

Total current income taxes	1,205	244	(89)

Deferred income taxes
Federal	(48)	1,048	(206)
State	(19)	6	(9)
Foreign	74	43	(8)

Total deferred income taxes	7	1,097	(223)

Investment tax credit amortization	—	—	(2)

Total income tax expense (benefit) from continuing operations	1,212	1,341	(314)

Total income tax (benefit) expense from discontinued operations	(181)	(128)	(749)
Total income tax benefit from cumulative effect of change in accounting principle	(1)	—	(93)

Total income tax expense (benefit) presented in Consolidated Statements of Operations	$1,030	$1,213	$(1,156)

Earnings (Loss) from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Domestic	$2,302	$379	$(1,084)
Foreign	590	466	327

Total earnings (loss) from continuing operations before income taxes	$2,892	$845	$(757)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Reconciliation of Income Tax Expense (Benefit) at the US Federal Statutory Tax Rate to the Actual Tax Expense (Benefit) from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2005	2004 As Restated (see Note 1)	2003
	(in millions)
Income tax expense (benefit), computed at the statutory rate of 35%	$1,012	$296	$(265)
State income tax, net of federal income tax effect	54	30	(33)
Tax differential on foreign earnings	(34)	(37)	(9)
Pass-through of income tax expense(a)	137	48	—
Deferred taxes on restructuring of certain subsidiaries	—	991	—
Other items, net	43	13	(7)

Total income tax expense (benefit) from continuing operations	$1,212	$1,341	$(314)

Effective tax rate	41.9%	158.7%	41.5%

(a)	Since Duke Capital is an LLC, the tax benefit of losses on DENA’s operations are passed-through to Duke Energy.

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

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As this reorganization is considered a change in tax status, Duke Capital recognized federal and state tax expense in continuing operations of approximately $1,030 million in the third quarter of 2004.

The $1,030 million income tax expense in continuing operations is included in the Statutory Rate Reconciliation as follows: a $991 million expense is included in “Deferred taxes on restructuring of certain subsidiaries” and a $39 million expense is included in “State income tax, net of federal income tax effect”.

Net Deferred Income Tax Liability Components

	December 31,
	2005	2004
	(in millions)
Deferred credits and other liabilities	$589	$593

Total deferred income tax assets	589	593
Valuation allowance	(26)	(38)

Net deferred income tax assets	563	555

Investments and other assets	(865)	(607)
Accelerated depreciation rates	(1,386)	(2,307)
Regulatory assets and deferred debits	(1,097)	(997)

Total deferred income tax liabilities	(3,348)	(3,911)

Total net deferred income tax liabilities	$(2,785)	$(3,356)

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2005	2004
	(in millions)
Current deferred tax assets, included in other current assets	$168	$202
Non-current deferred tax assets, included in other investments and other assets	254	159
Current deferred tax liabilities, included in other current liabilities	(40)	(3)
Non-current deferred tax liabilities	(3,167)	(3,714)

Total net deferred income tax liabilities	$(2,785)	$(3,356)

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

Duke Capital’s Derivative Portfolio Carrying Value as of December 31, 2005

Asset/(Liability)	Maturity in 2006	Maturity in 2007	Maturity in 2008	Maturity in 2009 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$(23)	$—	$—	$21	$(2)
Trading	—	2	1	2	5
Undesignated	(93)	16	9	16	(52)

Total	$(116)	$18	$10	$39	$(49)

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

In April 2006, Duke Capital indirectly transferred the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation to Cinergy. As a result, the results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

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

Commodity Cash Flow Hedges.    Some Duke Capital subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Capital uses commodity instruments, such as swaps, futures, forwards and options, as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Capital is hedging exposures to the price variability of these commodities for a maximum of 1 year. .

The ineffective portion of commodity cash flow hedges resulted in pre-tax losses of $12 million in 2005, a pre-tax gain of $3 million in 2004, and a pre-tax gain of $6 million in 2003 and are reported primarily in Loss From Discontinued Operations, net of tax in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was a gain of approximately $1.2 billion in 2005 and is reported in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations, not material in 2004, and was a gain of $285 million in 2003, pre-tax. Additionally, as a result of the DENA exit plan discussed in Note 12, during 2005 approximately $200 million of pre-tax deferred gains in AOCI have been

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

recognized in earnings, as a component of Loss From Discontinued Operations, net of tax. The 2003 disqualified cash flow hedges were primarily associated with gas hedges related to DENA’s Southeast Plants and partially completed plants.

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

Certain forward power contracts related to DENA’s Southeast Plants and the deferred plants had been primarily designated as normal purchases and sales in accordance with SFAS No. 133. In addition, certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges. As a result, a net pre-tax charge of $262 million was recorded in 2003, of which a pre-tax charge of $452 million was recognized in Loss From Discontinued Operations, net of tax. (See Note 12). The amount recognized for transactions that no longer qualified as hedged firm commitments was not material in 2004.

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

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges.    Duke Capital is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. To mitigate risks

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Capital may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. A net gain of $1 million, net losses of $43 million and $113 million were included in the cumulative translation adjustment for hedges of net investments in foreign operations, during 2005, 2004, and 2003, respectively. To monitor its currency exchange rate risks, Duke Capital uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

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

In connection with the Barclays Bank PLC (Barclays) transaction discussed in Note 13, Duke Capital entered into a series of Total Return Swaps (TRS) with Barclays, which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. The fair value of the TRS as of December 31, 2005 is an asset of approximately $553 million, which offsets the net fair value of the underlying contracts, which is a liability of approximately $553 million. The TRS will be cancelled as the underlying contracts are transferred to Barclays.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 are collateral assets of approximately $1,279 million and $301 million, respectively, which represents cash collateral posted by Duke Capital with other third parties. This increase in cash collateral posted by Duke Capital is primarily due to changes in commodity prices. Included in Other Current Liabilities in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 are collateral liabilities of approximately $608 million and $430 million, respectively, which represents cash collateral posted by other third parties to Duke Capital. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, Barclays provided DENA cash equal to the net cash collateral posted by DENA under the contracts. Net cash collateral received by Duke Capital from Barclays in January 2006 was approximately $540 million based on current market prices of the contracts (see Note 12).

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

The fair value of cash and cash equivalents, short-term investments, notes and accounts receivable, notes and accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

8. Marketable Securities

Short-term investments.    At December 31, 2005 and 2004 Duke Capital had $521 million and $1,134 million, respectively, of short-term investments consisting primarily of highly liquid tax-exempt debt securities. These instruments are classified as available-for-sale securities under SFAS No. 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as they contain floating rates of interest. During 2005, Duke Capital purchased approximately $30,115 million and received proceeds on sale of approximately $29,892 million of short-term investments. During 2004, Duke Capital purchased approximately $54,295 million and received proceeds on sale of approximately $53,768 million of short-term investments. During 2003, Duke Capital purchased approximately $24,097 million and received proceeds on sale of approximately $23,981 million of short-term investments. The weighted-average maturity of these debt securities is less than 1 year.

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

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2005			2004
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term Investments	$—	$—	$521	$—	$—	$1,134

Total short-term investments	$—	$—	$521	$—	$—	$1,134

Equity Securities	$31	$—	$54	$3	$—	$30
Corporate Debt Securities	—	1	51	1	—	35
U.S. Government Bonds	—	—	17	—	—	56
Other	—	1	109	1	—	64

Total long-term investments	$31	$2	$231	$5	$—	$185

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

In 2003, Duke Capital recorded a goodwill impairment charge of $254 million to write off goodwill, most of which related to DENA’s trading and marketing business. This impairment charge reflected the reduction in scope and scale of DETM’s business and the continued deterioration of market conditions affecting DENA during 2003. Duke Capital used a discounted cash flow analysis to determine fair value. Key assumptions in the analysis included the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, Duke Capital incorporated current market information, historical factors and fundamental analysis, and other factors into its forecasted commodity prices. This charge is recorded in the Consolidated Statements of Operations as Impairment of Goodwill.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

10. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates that are not controlled by Duke Capital, but over which it has significant influence, are accounted for using the equity method. Duke Capital received distributions of $856 million in 2005 from those investments. Of these distributions, $473 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows and $383 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows. Duke Capital received distributions of $139 million in 2004 and $263 million in 2003 from those investments. These amounts are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows. Duke Capital’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates. (See Note 2 for 2005 dispositions.)

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Crescent.    As of December 31, 2005, investments included various real estate development projects.

Other.    As of December 31, 2005 investments primarily included:

•	a 50% interest in Southwest Power Partners, LLC. Southwest Power Partners, LLC is a gas-fired combined-cycle facility (Griffith Energy) in Arizona that serves markets in Arizona, Nevada and California. Although Duke Capital owns a significant portion of this investment, it is not consolidated as it does not hold a majority of voting control or have the ability to exercise control over this investment. Southwest Power Partners, LLC is included in DENA’s Western United States generation assets that qualify for discontinued operations classification for current and prior periods (see Note 12). As a result, the investment is classified as Assets Held for Sale in the accompanying Consolidated Balance Sheets as of December 31, 2005 and earnings and losses from this investment are classified as Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations.

•	participation in various construction and support activities for fossil-fueled generating plants through D/FD.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2005			December 31, 2004
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$428	$20	$448	$769	$21	$790
Field Services(a)	1,290	—	1,290	157	—	157
International Energy	—	155	155	—	167	167
Crescent	17	—	17	20	—	20
Other	14	7	21	151	7	158

Total	$1,749	$182	$1,931	$1,097	$195	$1,292

(a)	Includes Duke Capital’s 50 percent interest in DEFS subsequent to deconsolidation of DEFS on July 1, 2005.

Equity in Earnings of Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2005			December 31, 2004			December 31, 2003
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$42	$5	$47	$26	$4	$30	$19	$13	$32
Field Services(a)	308	—	308	60	—	60	56	—	56
International Energy	—	114	114	—	51	51	—	27	27
Crescent	(1)	—	(1)	3	—	3	—	—	—
Other(b)	11	—	11	9	1	10	13	(5)	8

Total	$360	$119	$479	$98	$56	$154	$88	$35	$123

(a)	Includes Duke Capital’s 50 percent equity in earnings of DEFS subsequent to deconsolidation on July 1, 2005.
(b)	Includes equity investments at the corporate level.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2005	2004
	(in millions)
Balance Sheet
Current assets	$3,395	$1,413
Non-current assets	7,744	6,028
Current liabilities	(3,392)	(1,118)
Non-current liabilities	(3,237)	(2,078)

Net assets	$4,510	$4,245

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Income Statement
Operating revenues	$8,799	$7,326	$6,253
Operating expenses	7,650	6,872	5,526
Net income	1,076	415	550

Related Party Transactions.

Balances due to or due from Duke Energy included in the Consolidated Balance Sheets as of December 31, 2005 and 2004 are as follows:

Assets/(Liabilities)	2005	2004
	(in millions)
Advances receivable(b)	$—	$33
Taxes receivable(a)	187	13
Other current liabilities(d)	(2)	—
Other non-current liabilities (c)	(30)	—

(a)	The balances are classified as Other Current Assets on the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

For the years ended December 31, 2005, 2004 and 2003, Duke Capital recorded income in the amount of $68 million, $155 million and $134 million, respectively, related to management fees charged to Duke Power Company (Duke Power), an unconsolidated affiliate of Duke Capital. These amounts are recorded in Other income and expenses, net on the Consolidated Statements of Operations. Previously, these amounts were recorded as Operating Revenue on the Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the 2005 presentation. Additionally, for the years ended December 31, 2005, 2004 and 2003, Duke Capital recognized recoveries of expenses in the amount of $466 million, $416 million and $451 million, respectively. These amounts represent recoveries of direct and allocated corporate governance and shared services costs charged to Duke Power and are reflected as an offset within Operation, maintenance, and other and Depreciation and amortization within Operating Expenses on the Consolidated Statements of Operations.

Included in the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 are net expenses of $26 million and $104 million, respectively, primarily consisting of settlements expensed to Duke Energy for crude, NGLs, and gas hedges as well as Trading and Marketing net margin. Operating revenues, including Trading and Marketing net margin and management fees, are $17 million for 2003 related to intercompany sales to Duke Energy.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Also see Note 14, Note 16, and Note 17 for additional related party information.

11. Impairments, Severance, and Other Charges

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Field Services	$125	$22	$—
Commercial Power	—	—	1,106
Crescent	15	42	—
Other	—	—	110

Total Impairment and other charges	$140	$64	$1,216

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Commercial Power.    In the fourth quarter of 2003, as a result of deteriorating market conditions in the merchant energy industry, Duke Capital decided to exit the merchant power generation business in the Southeastern U.S. The carrying value of the Southeast Plants exceeded the fair value, resulting in an impairment charge in 2003 of approximately $1.3 billion. The fair value of the Southeast Plants was estimated primarily based on third party comparable sales, analysis from outside advisors and information available from efforts to sell certain of these assets. These assets were subsequently sold in the second quarter of 2004 (see Note 2).

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

As a result of the decisions discussed above, Commercial Power recorded impairment charges in 2003 of approximately $1.1 billion, primarily related to electric generation plants which are classified as Property, Plant

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

and Equipment on the Consolidated Balance Sheets and to mark the derivative contracts to market value and reclassify the hedge amounts previously included in AOCI in accordance with SFAS No. 133.

Other.    DENA recorded an impairment charge of $60 million in 2003, primarily associated with a plan to sell an investment in Bayside, an unconsolidated affiliate. Fair value of these assets was estimated based primarily on discounted cash flow analysis. The 2003 charges were due primarily to the abandonment of a corporate risk management information system, primarily due to DENA exiting the proprietary trading business and the reduction of scope and scale of DETM’s business.

Severance.    As discussed further in Note 12, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, during the year ended December 31, 2005, DENA recorded a severance accrual of approximately $22 million, under its ongoing severance plan, related to the anticipated involuntary termination of approximately 400 DENA employees by the end of the second quarter of 2006. This severance accrual is included in Other. Approximately $2 million of the related pre-tax expense is reflected in Operation, Maintenance and Other and approximately $20 million is reflected in Loss from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. Additionally, DENA is also offering certain enhanced severance benefits to employees expected to be involuntarily terminated in connection with the DENA disposition plan, which are being recognized over the remaining service period. Approximately $3 million of enhanced severance benefits were accrued during the fourth quarter of 2005. Management anticipates future severance costs incurred related to this exit plan will be approximately $20 million to $25 million. These amounts are reflected in Other in the table below.

During 2002, Duke Energy communicated a voluntary and involuntary severance program across all segments to align the business with market conditions during that period. Severance plans related to the program were amended effective August 1, 2004 and applied to individuals notified of layoffs between that date and January 1, 2006.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Severance Reserve

	Balance at January 1, 2005	Provision/ Adjustments(d)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2005
	(in millions)
Natural Gas Transmission	$6	$1	$(1)	$(3)	$3
Field Services(c)	—	1	(1)	—	—
International Energy	1	—	(1)	—	—
Other(d)	4	26	—	(2)	28

Total(a)	$11	$28	$(3)	$(5)	$31

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2004
Natural Gas Transmission	$29	$1	$(6)	$(18)	$6
Field Services(c)	6	1	—	(7)	—
International Energy	6	—	(4)	(1)	1
Other(d)	49	3	(5)	(43)	4

Total(a)	$90	$5	$(15)	$(69)	$11

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2003
Natural Gas Transmission	$33	$20	$1	$(25)	$29
Field Services(c)	—	6	—	—	6
International Energy	4	6	(4)	—	6
Other(b)(d)	47	37	(2)	(33)	49

Total(a)(b)	$84	$69	$(5)	$(58)	$90

(a)	Substantially all expected severance costs will be applied to the reserves within one year.
(b)	Provision in 2003 excludes $22 million of curtailment costs related to other post-retirement benefits.
(c)	Includes minority interest.
(d)	Severance expense included in Loss from Discontinued Operations, net of tax in the Consolidated Statements of Operations was $22 million, $1 million and $7 million for 2005, 2004 and 2003, respectively.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

12. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Discontinued Operations

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	Loss from Discontinued Operations, Net of Tax
	(in millions)
Year Ended December 31, 2005
Field Services	$4	$—	$—	$—	$—	$—	$—	$—
Commercial Power (b)	10	(58)	16	(74)	—	—	—	(74)
International Energy	—	(3)	1	(4)	—	—	—	(4)
Crescent	2	1	—	1	10	4	6	7
Other (a)	2,203	(652)	(142)	(510)	(481)	(60)	(421)	(931)

Total consolidated	$2,219	$(712)	$(125)	$(587)	$(471)	$(56)	$(415)	$(1,002)

Year Ended December 31, 2004
Field Services	$79	$3	$1	$2	$(17)	$(6)	$(11)	$(9)
Commercial Power (b)	65	(7)	2	(9)	—	—	—	(14)
International Energy	85	(12)	(1)	(11)	295	22	273	262
Crescent	2	—	—	—	9	4	5	5
Other (a)	2,190	(18)	(150)	132	1	—	1	138

Total consolidated	$2,421	$(34)	$(148)	$114	$288	$20	$268	$382

Year Ended December 31, 2003
Field Services	$345	$9	$3	$6	$19	$7	$12	$18
Commercial Power (b)	80	(46)	(28)	(18)	—	—	—	(58)
International Energy	740	(53)	(4)	(49)	(242)	(119)	(123)	(172)
Crescent	5	—	—	—	18	7	11	11
Other (a)	4,146	(1,681)	(604)	(1,077)	(28)	(11)	(17)	(1,054)

Total consolidated	$5,316	$(1,771)	$(633)	$(1,138)	$(233)	$(116)	$(117)	$(1,255)

(a)	Other includes the results for Duke Energy North America’s (DENA) discontinued operations outside of the Midwestern United States, which were previously reported in the DENA segment
(b)	Commercial Power includes results of DENA’s discontinued operations in Midwestern United States, which were previously reported in Other

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

Commercial Power

In conjunction with Duke Energy’s merger with Cinergy, in April 2006, Duke Capital transferred its ownership interest in DENA’s Midwestern generation assets, consisting of 3,600 MW of power generation, and certain related contracts to CG&E, which will provide a sustainable business model for these assets (see also Note 1). Thus, the results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

During 2004, a 25% undivided interest in DENA’s Vermillion facility was sold for proceeds of approximately $44 million. This sale was anticipated in 2003 and therefore pre-tax losses of $18 million were recorded in Loss from Discontinued Operations, net of tax, in the 2003 Consolidated Statement of Operations. The remaining 75% interest in the Vermillion facility was transferred to CG&E in 2006.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Other also includes discontinued operations associated with DCP. During 2003, Duke Capital decided to exit the merchant finance business conducted by DCP. As a result, Duke Capital recorded an approximately $17 million after tax loss, which represents the excess of the carrying value of the notes receivable over the fair value, less costs to sell. Fair value of the notes receivable was estimated based primarily on discounted cash flow analysis. The after tax loss was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. The sale or collection of substantially all of DCP’s notes receivable was completed during 2004. DCP’s operating results are included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. During 2004, Duke Capital received approximately $58 million from the sale or collection of all of DCP’s notes receivable. An immaterial after tax gain related to this transaction was included in Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2005	2004
	(Years)	(in millions)
Land	—	$264	$189
Plant—Regulated
Natural gas transmission and distribution	20–82	10,810	10,178
Gathering and processing facilities	20–25	1,570	1,465
Other buildings and improvements	16–50	70	55
Plant—Unregulated
Electric generation(a)	20–50	3,899	5,693
Natural gas transmission and distribution	20–82	32	1,224
Gathering and processing facilities(a)	20–25	678	4,878
Other buildings and improvements(a)	16–50	27	64
Equipment(a)	3–40	446	598
Vehicles	3–20	97	104
Construction in process	—	415	314
Other(a)	5–122	1,033	1,108

Total property, plant and equipment		19,341	25,870
Total accumulated depreciation—regulated(b)		(2,758)	(2,509)
Total accumulated depreciation—unregulated(b)		(897)	(2,662)

Total net property, plant and equipment		$15,686	$20,699

(a)	Includes capitalized leases: $48 million for 2005 and $87 million for 2004.
(b)	Includes accumulated amortization of capitalized leases: $19 million for 2005 and $33 million for 2004.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $13 million for 2005, $11 million for 2004 and $44 million for 2003.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2005	2004
	(in millions)
Unsecured debt	7.0%	2006–2032	$8,857	$11,241
Secured debt	6.4%	2006–2024	1,270	1,114
Capital leases	8.2%	2006–2025	10	195
Other debt	1.2%	2006–2017	29	35
Commercial paper(a)	3.3%		83	68
Fair value hedge carrying value adjustment		2006–2032	21	37
Unamortized debt discount and premium, net			(3)	(7)

Total debt(b)			10,267	12,683
Current maturities of long-term debt			(1,394)	(1,326)
Short-term notes payable and commercial paper(c)			(83)	(69)

Total long-term debt(d)			$8,790	$11,288

(a)	The weighted-average days to maturity were 3 days as of December 31, 2005 and 9 days as of December 31, 2004.
(b)	As of December 31, 2005, $501 million of debt was denominated in Brazilian Reals and $3,917 million of debt was denominated in Canadian dollars. As of December 31, 2004, $485 million of debt was denominated in Brazilian Reals and $3,720 million of debt was denominated in Canadian dollars.
(c)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 3.3% as of December 31, 2005 and 2.5% as of December 31, 2004.
(d)	The current and non-current portions of DEFS’ long-term debt balances of approximately $600 million and approximately $1,650 million, respectively, as of December 31, 2004, are no longer included in Duke Capital’s consolidated debt balance due to the deconsolidation of DEFS in July 2005.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Credit Facilities Summary as of December 31, 2005

Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
(in millions)
Duke Capital LLC
$800 364-day syndicated(a),(b)	June 2006
$600 multi-year syndicated(a),(b)	June 2009
$130 three-year bi-lateral(b)	October 2007
$120 multi-year bi-lateral(b)	July 2009
$100 one-year bi-lateral(b)	June 2006
$260 364-day bi-lateral(a),(b)	June 2006
$100 364-day bi-lateral(b)	October 2006
Total Duke Capital LLC		$2,110	$—	$857	$857
Westcoast Energy Inc.
$86 364-day syndicated(b),(c)	June 2006
$172 multi-year syndicated(b),(d)	June 2010
Total Westcoast Energy Inc.		258	—	—	—
Union Gas
$258 364-day syndicated(e),(f),	June 2006	258	83	—	83

Total		$2,626	$83	$857	$940

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 100 million Canadian dollars.
(d)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars.
(e)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars totaling 300 million Canadian dollars.
(f)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

In April 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” They further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. Statements made by the U.S. Attorney’s office characterized Duke Energy as a victim in this activity and commended Duke Energy for its cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002, Duke Capital recorded the appropriate financial adjustments associated with the cited activities, and did not consider the financial effect to be material. In February 2005, one of the three indicted former DETMI employees pled guilty to a “books and records” violation, and a superseding indictment was filed against the other two former employees, providing more detail and adding an allegation that

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

the former employees intentionally circumvented internal accounting controls. After trial of the two remaining former DETMI employees in the fall of 2005, one was acquitted of all charges and the other was acquitted of seven out of nineteen charges. The trial judge declared a mistrial on the remaining counts and subsequently granted the U.S. Attorney’s request to dismiss the remaining counts against the former employee. In addition, the former employee who pled guilty to a “books and records” violation was permitted to withdraw his guilty plea.

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

Exxon Mobil Disputes.    In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management Ltd. (DTMSI) and other subsidiaries of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

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

Other Guarantees and Indemnifications.    Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of December 31, 2005 was approximately $575 million. Of this amount, approximately $375 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $50 million of the performance guarantees expire between 2006 and 2008, with the remaining performance guarantees expiring after 2008 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

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

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of December 31, 2005 was approximately $525 million. Substantially all of these letters of credit were issued on behalf of less than wholly owned consolidated entities and expire in 2006.

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

20. Other Income and Expense, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the years ended December 31,
	2005	2004	2003
	(in millions)
Income/(Expense)
Management fees charged to Duke Power	$68	$155	$134
Interest income	69	67	14
Foreign exchange (losses) gains	(9)	22	2
AFUDC allowance	8	9	33
Realized and unrealized mark-to-market impact on discontinued hedges	(64)	—	—
Income related to a distribution from an investment at Crescent	45	—	—
Other	32	39	33

Total	$149	$292	$216

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

21. Subsequent Events

For information on subsequent events related to acquisitions and dispositions, regulatory matters, risk management and hedging activities, credit risk, and financial instruments, discontinued operations and assets held for sale, debt and credit facilities, commitments and contingencies, and guarantees and indemnifications, see Notes 2, 4, 7, 12, 14, 16, and 17.

Subsequent events have not been otherwise modified or updated from those presented in Duke Capital’s Form 10-K for the year ended December 31, 2005, except for the following sections discussed below:

•	Acquisitions and Dispositions—Cinergy

•	Acquisitions and Dispositions—Gas Spin

•	Discontinued Operations—Other/DENA

•	Impairments and Other Charges—DEI

Acquisitions and Dispositions—Cinergy.    On April 3, 2006, Duke Energy completed its previously announced merger with Cinergy. See Note 1 for more information. In conjunction with the merger, Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to Duke Capital, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy and Duke Capital indirectly transferred to CG&E, a subsidiary of Cinergy, its ownership interest in DENA’s Midwestern assets.

In connection with the transfer of the Midwestern assets, Duke Capital transferred to CG&E approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. In connection with the transfer of DENA’s Midwestern assets, Duke Capital and CG&E entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse CG&E in the event of certain cash shortfalls that may result from CG&E’s ownership of the Midwestern assets.

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

Acquisitions and Dispositions—Gas Spin.    In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas business to Duke Energy shareholders. The new gas company, which has yet to be named, would consist primarily of Duke Capital’s Natural Gas Transmission and Field Services businesses segments. Prior to the distribution, Duke Energy expects to implement an internal reorganization pursuant to which all of the businesses and assets of Duke Capital other than Duke Energy’s natural gas transmission and storage, distribution, and gathering and processing businesses (i.e., such as Crescent, Commercial Power, and Duke Energy International), will be transferred to a new, wholly-owned, direct subsidiary of Duke Energy. Duke Capital will then be transferred to and will thereafter be a direct, wholly-owned subsidiary of, GasCo. Duke Energy is targeting a January 1, 2007 effective date for the transaction. As a result of the spin-off, Duke Capital is expected to indemnify Duke Energy for certain amounts paid under existing guarantees of wholly-owned subsidiaries that will become guarantees of third party performance upon the separation of the gas and power businesses.

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

Discontinued Operations—Other (DENA).    In January 2006, a Duke Capital subsidiary signed an agreement with LS Power to purchase DENA’s remaining fleet of power generation assets outside the Midwest (see Note 12 for additional information). In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments.

In conjunction with the exit plan, management estimated that additional charges would be incurred of $600 million to $800 million. Approximately $700 million of costs had been incurred from the announcement date through June 30, 2006. Management does not anticipate any additional material charges related to the DENA exit plan.

Impairments and Other Charges—DEI.    During the three months ended June 30, 2006, International Energy recorded a $55 million other-than temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). The current GCSA expires on November 7, 2006 and there have been ongoing discussions between Campeche and PEMEX to either sell the Campeche investment or renew the GCSA. In the second quarter of 2006, based on ongoing discussions with PEMEX, it was determined that there was a limited future need for Campeche’s gas compression services. Management of International Energy determined that it is probable that the Campeche investment will ultimately be sold or the GCSA will be renewed for a significantly lower rate. An other-than-temporary impairment loss was recorded to reduce the carrying value to $14 million, which is management’s best estimate of realizable value.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2005
Operating revenues	$4,063	$4,048	$1,424	$1,814	$11,349
Operating income	432	547	993	376	2,348
Net income (loss)	652	129	(534)	427	674

2004
Operating revenues	$3,855	$3,552	$3,659	$4,397	$15,463
Operating income	158	493	441	490	1,582
Net income (loss)	102	291	(1,009)	502	(114)

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

During the third quarter of 2005, Duke Capital recorded the following unusual or infrequently occurring items: an approximate $1.3 billion pre-tax charge for the impairment of assets and the discontinuance of hedge

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements — Continued

accounting for certain positions at DENA, as a result of the decision to exit substantially all of DENA’s remaining assets and contracts (see Note 12); an approximate $575 million pre-tax gain associated with the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% (see Note 2); an approximate $105 million of unrealized and realized pre-tax losses on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DEFS by Duke Capital (see Note 2); and approximately $90 million of gains at Crescent due primarily to income related to a distribution from an interest in a portfolio of office buildings and a large land sale.

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

During the third quarter of 2004, Duke Capital recorded the following unusual or infrequently occurring items: a $48 million tax benefit related to the realignment of certain subsidiaries of Duke Capital and the pass-through structure of these for U.S. income tax purposes ($20 million is included in continuing operations, see Note 5, the remainder is in discontinued operations); a $1,030 million one time tax expense in 2004 related to the realignment of certain subsidiaries of Duke Capital and the pass-through structure of these for U.S. income tax purposes (included in income from continuing operations as discussed in Note 1); and impairments of $45 million (net of minority interest of $26 million) related to asset impairments, losses on asset sales and write-down of equity investments at Field Services (see Note 11).

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

DUKE CAPITAL LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2005:
Allowance for doubtful accounts	$128	$21	$10	$38	$121
Other(b)	691	320	54	395	670

	$819	$341	$64	$433	$791

December 31, 2004:
Allowance for doubtful accounts	$272	$66	$3	$213	$128
Other(b)	969	219	94	591	691

	$1,241	$285	$97	$804	$819

December 31, 2003:
Allowance for doubtful accounts	$351	$46	$14	$139	$272
Other(b)	1,042	341	4	418	969

	$1,393	$387	$18	$557	$1,241

(a)	Principally cash payments and reserve reversals.
(b)	Principally property insurance reserves and litigation and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In August 2006, Duke Capital determined that the financial statements for the year ended December 31, 2004, included in the Duke Capital Form 10-K for the year ended December 31, 2005, should no longer be relied upon and require restatement. Duke Capital determined that approximately $584 million of income tax expense that was included in discontinued operations should have been included in continuing operations. The amount relates to tax attributes that were associated with operations that were appropriately classified as discontinued operations, but the associated income tax expense should have been included in income from continuing operations since the income tax expense resulted from a change in tax status of certain subsidiaries of Duke Capital. This matter has no impact on net income (loss), financial position or cash flows.

Duke Capital’s management, including the President and Chief Financial Officer, have evaluated the effectiveness of Duke Capital’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation), taking into consideration the restatement described above, and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this report. Duke Capital’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Capital’s reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Member’s Equity and Comprehensive Income (Loss) for the Years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 22 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Audited Financial Statements of Duke Energy Field Services, LLC for the year ended December 31, 2005

Consolidated Financial Statement Schedule II of Duke Energy Field Services, LLC—Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2005

Independent Auditors’ Report

Audited Financial Statements of TEPPCO Partners L.P. for the three years ended December 31, 2005

Report of Independent Registered Accounting Firm

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

Date: September 1, 2006	DUKE CAPITAL LLC (Registrant)

	By:	/S/ DAVID L. HAUSER
David L. Hauser President

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on March 27, 2006, the Amendment No. 1 to Form 10-K on March 31, 2006, or the Amendment No. 2 to Form 10-K on April 3, 2006 are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). Portions of the exhibit designated by a triple asterisk (***), which were filed with the original Form 10-K, were omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934. Exhibits filed herewith are designated by a quadruple asterisk (****).

Exhibit Number
2.1	Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of May 26, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4).

2.1.1	First Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of June 30, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.1).

2.1.2	Second Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of July 11, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.2).

2.2	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).

3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

3.2	Limited Liability Company Agreement of registrant (filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

10.1	Purchase and Sale Agreement dated as of February 24, 2005, by and between Enterprise GP Holdings LP and Duke Energy Field Services, LLC (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-25).

10.2	Term Sheet Regarding the Restructuring of Duke Energy Field Services LLC dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-26).

10.3	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation, dated as of July 5, 2005 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.5).

10.4	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2002, File No.1-4928, as Exhibit 10-18).

10.5	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

Exhibit Number

10.6**	Master Transaction Agreement by and among Duke Energy Marketing America, LLC, Duke Energy North America, LLC, Duke Energy Trading and Marketing, L.L.C., Duke Energy Marketing Limited Partnership, Engage Energy Canada, L.P. and Barclays Bank PLC, dated as of November 17, 2005 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.8).

10.7	$800,000,000 364-Day Credit Agreement dated as of June 29, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank, PLC, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.3).

10.8	$600,000,000 Amended and Restated Credit Agreement dated as of June 30, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.2).

10.9	Loan Agreement dated as of February 25, 2005 between Duke Energy Field Services, LLC and Duke Capital LLC (filed with Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10.3)

12****	Computation of Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.1****	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Auditors.

23.2****	Consent of Independent Auditors.

23.3*	Consent of Independent Registered Public Accounting Firm

23.3****	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1****	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

CONSOLIDATED FINANCIAL STATEMENTS

OF DUKE ENERGY FIELD SERVICES, LLC

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Year Ended December 31, 2005

(millions)

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

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED BALANCE SHEET

As of December 31, 2005

(millions)

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

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3)
Gain from sale of equity investment in TEPPCO	(1,137)
Depreciation, amortization and impairment charges	287
Distributions received in excess of earnings from unconsolidated affiliates	15
Deferred income tax benefit	(2)
Other, net	(1)
Change in operating assets and liabilities (net of effects of acquisitions)
Which (used) provided cash:
Accounts receivable	(432)
Inventories	(37)
Net unrealized losses (gains) on mark-to-market and hedging transactions	9
Accounts payable	910
Accrued interest payable	(14)
Other	(12)

Net cash provided by continuing operations	1,753
Net cash provided by discontinued operations	11

Net cash provided by operating activities	1,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital and acquisition expenditures	(212)
Purchase of investment in unconsolidated affiliate	(13)
Investment expenditures, net of cash acquired	(11)
Purchases of available-for-sale securities	(17,986)
Proceeds from sales of available-for-sale securities	17,260
Proceeds from sales of discontinued operations	30
Proceeds from sales of assets and general partner interest in TEPPCO	1,123
Other	9

Net cash provided by continuing operations	200
Net cash used in discontinued operations	(13)

Net cash provided by investing activities	187

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends and distributions to members	(2,313)
Proceeds from issuance of equity securities of a subsidiary, net of offering costs	206
Contribution received from ConocoPhillips	398
Payment of debt	(607)
Proceeds from issuing debt	408
Loans made to Duke Capital LLC and ConocoPhillips	(1,100)
Repayment of loans by Duke Capital LLC and ConocoPhillips	1,100
Cash received from minority interests	3
Other	(2)

Net cash used in continuing operations	(1,907)
Net cash used in discontinued operations	(44)

Net cash used in financing activities	(1,951)

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of year	59

Cash and cash equivalents, end of year	$59

Supplementary cash flow information:
Cash paid for interest (net of amounts capitalized)	$163

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

Year Ended December 31, 2005

(millions)

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

DUKE ENERGY FIELD SERVICES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005

1. General and Summary of Significant Accounting Policies

Basis of Presentation — Duke Energy Field Services, LLC (with its consolidated subsidiaries, “us”, “we”, “our”, or the “Company”) operates in the midstream natural gas industry. Our primary operations consist of natural gas gathering, processing, transportation and storage and natural gas liquid, or NGL, fractionation, transportation, compression, gathering, treating, processing and storage, as well as marketing, from which we generate revenues primarily by trading and marketing natural gas and NGLs. Our limited liability company agreement (“LLC Agreement”) limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our Board of Directors.

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

Consolidation — The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where we have the ability to exercise control, our general partner interest in a limited partnership where the limited partners do not have substantive kick-out or participating rights, variable interest entities where we are the primary beneficiary, and undivided interests in jointly owned assets, after eliminating intercompany transactions and balances. Investments in 20% to 50% owned affiliates, and

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method (see Note 10).

Use of Estimates — Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

Cash and Cash Equivalents — Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

Short-Term and Restricted Investments — We invest available cash balances in various financial instruments, such as tax-exempt debt securities, that have stated maturities of 20 years or more. These instruments provide for a high degree of liquidity through features which allow for the redemption of the investment at its face amount plus earned income. As we generally intend to sell these instruments within one year or less from the balance sheet date and as they are available for use in current operations they are classified as current assets, unless otherwise restricted. We have classified all short-term and restricted debt investments as available-for-sale under Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities,” and they are carried at fair market value. Unrealized gains and losses on available-for-sale securities are recorded in the consolidated balance sheet as accumulated other comprehensive income (loss) (“AOCI”). No gains or losses were deferred in AOCI at December 31, 2005.

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

Inventories — Inventories consist primarily of natural gas and NGLs held in storage for transmission and processing and sales commitments. Inventories are recorded at the lower of cost or market value using the average cost method (see Note 6).

Accounting for Risk Management and Hedging Activities and Financial Instruments — Each derivative not qualifying for the normal purchases and normal sales exception under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, is recorded on a gross basis in the consolidated balance sheet at its fair value as unrealized gains or unrealized losses on mark-to-market and hedging transactions. Derivative assets and liabilities remain classified in the consolidated balance sheet as unrealized gains or unrealized losses on mark-to-market and hedging transactions at fair value until the contractual delivery period occurs.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

non-trading mark-to-market derivatives. For each of our derivatives, the accounting method and presentation in the consolidated statement of operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market[a]	Net basis in trading and marketing losses and gains

Non-Trading Derivatives:
Cash Flow Hedge	Hedge method[b]	Gross basis in the same statement of operations category as the related hedged item

Fair Value Hedge	Hedge method[b]	Gross basis in the same statement of operations category as the related hedged item

Normal Purchase or Normal Sale	Accrual method[c]	Gross basis upon settlement in the corresponding statement of operations category based on purchase or sale

Non-Trading Derivative Activity	Mark-to-market[a]	Net basis in trading and marketing losses and gains

[a]	Mark-to-market — An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statement of operations in trading and marketing losses and gains during the current period.

[b]	Hedge method — An accounting method whereby the effective portion of the change in the fair value of the asset or liability is recorded in the consolidated balance sheet and there is no recognition in the consolidated statement of operations for the effective portion until the service is provided or the associated delivery period occurs.

[c]	Accrual method — An accounting method whereby there is no recognition in the consolidated balance sheet or consolidated statement of operations for changes in fair value of a contract until the service is provided or the associated delivery period occurs.

Cash Flow and Fair Value Hedges — For derivatives designated as a cash flow hedge or a fair value hedge, we maintain formal documentation of the hedge in accordance with SFAS 133. In addition, we formally assess, both at the inception of the hedge and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

Valuation — When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

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

Intangible Assets — Intangible assets consist of goodwill and commodity sales and purchases contracts. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Commodity sales and purchases contracts are amortized on a straight-line basis over the term of the contract, ranging from one to 25 years (see Note 9).

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

Property, Plant and Equipment — Property, plant and equipment are recorded at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see Note 7). The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

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

Impairment of Long-Lived Assets, Assets Held for Sale and Discontinued Operations — We evaluate whether the carrying value of long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

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

Impairment of Unconsolidated Affiliates — We evaluate our unconsolidated affiliates for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Revenue Recognition — Our primary types of sales and service activities reported as operating revenue include:

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

For gathering services, we receive fees from the producers to transport the natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percentage-of-proceeds contract type, we are paid for our services by keeping a percentage of the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, we keep a portion of the NGLs produced, but return the equivalent energy content of the gas back to the producer. We also receive fees for further fractionation of the NGLs produced, and for transportation and for storage of NGLs and residue gas. Under a wellhead purchase contract, we purchase raw natural gas from the producer at the wellhead or defined receipt point for processing and then market the resulting NGLs and residue gas at market prices.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Significant Customers — ConocoPhillips, an affiliated company, was a significant customer in 2005. Sales to ConocoPhillips, including its affiliate, ChevronPhillips Chemical Company LLC (“CP Chem”), totaled approximately $2,513 million during 2005.

Unamortized Debt Premium, Discount and Expense — Premiums, discounts and expenses incurred with the issuance of long-term debt are amortized over the terms of the debt using the effective interest method. These premiums and discounts are recorded on the consolidated balance sheet as an offset to long-term debt. These expenses are recorded on the consolidated balance sheet as other non-current assets.

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not generate current or future revenue, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2005 included in the consolidated balance sheet totaled $6 million recorded as other current liabilities and $7 million recorded as other long-term liabilities.

Gas and NGL Imbalance Accounting — Quantities of natural gas or NGL over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using then current market prices or the weighted average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheet as accounts receivable—other as of December 31, 2005 were imbalances totaling $59 million. Included in the consolidated balance sheet as accounts payable – other, as of December 31, 2005 were imbalances totaling $42 million.

Foreign Currency Translation — We translated assets and liabilities of our Canadian operations, where the Canadian dollar was the functional currency, at the period-end exchange rates. Revenues and expenses were translated using average monthly exchange rates during the period, which approximates the exchange rates at the time of each transaction during the period. Foreign currency translation adjustments are included in the consolidated statement of comprehensive income. In July 2005, as part of the 50-50 Transaction, we distributed to Duke Energy substantially all of our Canadian business. As a result, there were no translation gains or losses in AOCI at December 31, 2005.

Income Taxes — We are structured as a limited liability company which is a pass-through entity for U.S. income tax purposes. We own corporations who file their own respective federal, foreign and state corporate income tax returns. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local and franchise taxes of the limited liability company and other subsidiaries. In addition, until July 1, 2005, we had Canadian subsidiaries which were subject to Canadian income taxes.

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities (see Note 11).

Distributions — Under the terms of our LLC Agreement, we are required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement, as amended, provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member with a minimum

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

of each members’ tax, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Duke Energy and ConocoPhillips. Prior to July 1, 2005, the capital accounts were maintained at 69.7% for Duke Energy and 30.3% for ConocoPhillips. During the year ended December 31, 2005, we paid distributions of $389 million based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due.

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

DCP Midstream Partners intends to distribute to the holders of its common units and subordinated units on a quarterly basis at least DCP Midstream Partners’ minimum quarterly distribution of $0.35 per unit, or $1.40 per year, to the extent DCP Midstream Partners has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner, a wholly-owned subsidiary of ours. However, there is no guarantee that DCP Midstream Partners will pay the minimum quarterly distribution on the units in any quarter. DCP Midstream Partners will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default its existing, under its credit agreement. Our 40% limited partner interest in DCP Midstream Partners primarily consists of subordinated units. The subordinated units are entitled to receive the minimum quarterly distribution only after DCP Midstream Partners common unitholders have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. The subordination period will end on December 31, 2010 if certain distribution tests are met and earlier if certain more stringent tests are met.

Stock-Based Compensation — Under its 1998 Long-Term Incentive Plan (“1998 Plan”), Duke Energy granted certain of our key employees stock options, restricted stock, phantom stock awards and stock-based performance awards to be settled in shares of Duke Energy’s common stock. Through July 1, 2005, we accounted for stock-based compensation in accordance with the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25(“APB 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Under that method, compensation expense is measured as the intrinsic value of an award at the measurement dates. The intrinsic value of an award is the amount by which the quoted market price of the underlying stock exceeds the amount, if any, an employee would be required to pay to acquire the stock. Since the exercise price for all options granted under the plan was equal to the market value of the underlying common stock on the date of grant, no compensation expense has historically been recognized in the accompanying consolidated statement of operations. Compensation expense for restricted stock grants and phantom stock awards is recorded from the date of grant over the required vesting period based on the market value of the awards at the date of grant. Compensation expense for stock-based performance awards is recorded over the required vesting period, and is adjusted for increases and decreases in market value at each reporting date up to the measurement dates.

Upon execution of the 50-50 Transaction in July 2005, certain employees of Duke Energy Field Services who had been issued awards under the 1998 Plan incurred a change in status from Duke Energy employees to non-employees. As a result, all outstanding stock options were required to be re-measured as of July 2005 under

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

Accounting for Sales of Units by a Subsidiary — In December 2005, we formed DCP Midstream Partners through the contribution of certain assets and investments in unconsolidated affiliates in exchange for common units, subordinated units and a 2% general partner interest. Concurrent with the formation we sold approximately 58% of DCP Midstream Partners to the public through an initial public offering for proceeds of approximately $206 million, net of offering costs. We account for sales of units by a subsidiary under Staff Accounting Bulletin (“SAB”) No. 51 (“SAB 51”), “Accounting for Sales of Stock of a Subsidiary.” Under SAB 51, companies may elect, via an accounting policy decision, to record a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold. Under SAB 51, a gain on the sale of subsidiary equity cannot be recognized until multiple classes of outstanding securities convert to common equity. As a result we have deferred the gain on sale of common units in DCP Midstream Partners in the amount of approximately $149 million as other long-term liabilities in the consolidated balance sheet. We will recognize this gain in earnings upon conversion of our subordinated units in DCP Midstream Partners to common units.

New Accounting Standards — SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.”     In June 2005, the FASB issued SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 depends on the nature and extent of any changes in accounting principles after the effective date, but we do not currently expect SFAS 154 to have a material impact on our consolidated results of operations, cash flows or financial position.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.”    In December 2004, the FASB issued SFAS 153, which amends APB 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS 153 also eliminates APB 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, cash flows or financial position.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

3. Acquisitions and Dispositions

Acquisitions — We consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. If the acquisition constitutes a business, the purchase price less the estimated fair value of the acquired assets and liabilities is recorded as goodwill.

Acquisition of Various Gathering, Transmission and Processing Assets – In March 2005, we purchased pipeline, compressor station and metering station assets in East Texas for a total purchase price of approximately $4 million in cash, the estimated fair value of the assets. As the acquired assets were not considered businesses under the guidance in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), no goodwill was recognized in connection with this transaction.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Acquisition of Additional Equity Interests — In December 2005, we purchased an additional 6.67% interest in Discovery Producer Services, LLC (“Discovery”) from Williams Energy, LLC for a purchase price of $13 million. Discovery is an unconsolidated affiliate, which, prior to this transaction, was 33.33% owned by us, and subsequent to this transaction is 40% owned by us. Discovery owns and operates an interstate pipeline, a condensate handling facility, a cryogenic gas processing plant and other gathering assets in deepwater offshore Louisiana.

Dispositions

Disposition of Various Gathering, Transmission and Processing Assets – In August 2005, we sold certain gas gathering facilities in Kansas and Oklahoma for a sales price of approximately $11 million. No gain or loss was recognized.

In March 2005, we sold certain vehicles and personal property in Colorado for a sales price of approximately $3 million and recognized a $2 million gain.

Disposition of Equity Interests — In February 2005, we sold our general partner interest in TEPPCO to Enterprise GP Holdings L.P., an unrelated third party, for $1,100 million in cash and recognized a gain of $1,137 million. The cash proceeds from this transaction were received in February 2005 and loaned to Duke Energy and ConocoPhillips in amounts equal to their ownership percentages in the Company at that time. The loans were made under the terms of revolving credit facilities established in February 2005 with Duke Capital LLC, an affiliate of Duke Energy, and ConocoPhillips in the amounts of $767 million and $333 million, respectively. ConocoPhillips repaid its outstanding borrowings in full in March 2005. Duke Capital, LLC repaid its outstanding borrowings in full in July 2005.

Assets Held for Sale and Discontinued Operations

Assets Held for Sale –– In December 2005, based upon management’s assessment of the probable disposition of certain plant, gathering and transmission assets, we classified these assets as held for sale, recorded in other non-current assets, consisting primarily of property, plant and equipment totaling $58 million at December 31, 2005. These transactions are expected to close in the first half of 2006.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Distribution of Canadian Business to Duke Energy — In July 2005, as part of the 50-50 Transaction, we distributed to Duke Energy substantially all of our Canadian business. These assets comprised a component of the Company for purposes of reporting discontinued operations. The results of operations and cash flows related to these assets have been classified as discontinued operations for the period presented. The following is a summary of the net assets distributed to Duke Energy on the closing date of July 1, 2005 (millions):

Assets:
Cash	$44
Accounts receivable	18
Other assets	1
Property, plant and equipment, net	291
Goodwill	18

Total Assets:	$372

Liabilities:
Accounts payable	$11
Other current liabilities	4
Current and long-term debt	1
Deferred income taxes	20
Other long-term liabilities	12

Total Liabilities:	48

Net assets of Canadian business distributed to Duke Energy	$324

Disposition of Various Gathering, Transmission and Processing Assets — In December 2004, based upon management’s assessment of the probable disposition of certain processing plant assets in Wyoming, we classified certain assets as held for sale. The results of operations and cash flows related to these assets have been classified as discontinued operations for the period presented. In February 2005, we exchanged these assets for certain gathering assets and related gathering contracts in Oklahoma of equivalent fair value.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

The following table represents the unrealized gains and unrealized losses on mark-to-market and hedging transactions with affiliates as of December 31, 2005 (millions):

Unrealized gains on mark-to-market and hedging transactions – current	$27
Unrealized gains on mark-to-market and hedging transactions – non-current	$19
Unrealized losses on mark-to-market and hedging transactions – current	$(24)
Unrealized losses on mark-to-market and hedging transactions – non-current	$(20)

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

Duke Energy

Services Agreements — Under a services agreement that is negotiated and renewed on an annual basis, Duke Energy and certain of its subsidiaries provide us with various staff and support services, including information technology products and services, payroll, employee benefits, insurance, cash management, media relations, printing, records management and legal functions. These services are priced on the basis of a monthly charge. Additionally, we may use other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments.

Included in accounts receivable – affiliates in the consolidated balance sheet are insurance recovery receivables of $39 million at December 31, 2005 from an insurance provider that is a subsidiary of Duke Energy.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

There were no prepaid insurance premiums as of December 31, 2005. During 2005 we recorded business interruption insurance recoveries related to Hurricanes Ivan and Katrina of $3 million, included in the consolidated statement of operations as sales of natural gas and petroleum products.

License Agreement — Duke Energy has licensed to us a non-exclusive right to use the phrase “Duke Energy” and its logo and certain other trademarks in identifying our businesses. This right may be terminated by Duke Energy at its sole option with one year prior written notice to us or upon the sale of Duke Energy’s interest in us.

Commodity Transactions — We sell a portion of our residue gas and NGLs to, purchase raw natural gas and other petroleum products from, and provide gathering and transportation services to Duke Energy and its subsidiaries. Management anticipates continuing to purchase and sell these commodities and provide these services to Duke Energy in the ordinary course of business.

ConocoPhillips

Long-term NGLs Purchases Contract and Transactions — We sell a portion of our residue gas and NGLs to ConocoPhillips and CP Chem (see Note 1). In addition, we purchase raw natural gas from ConocoPhillips. Under the NGL Output Purchase and Sale Agreement (the “ConocoPhillips NGL Agreement”) between us and ConocoPhillips, a wholly-owned subsidiary of ConocoPhillips has the right to purchase at index-based prices substantially all NGLs produced by our various processing plants located in the Mid-Continent and Permian Basin regions, and the Austin Chalk area which include approximately 40% of our total NGL production. The ConocoPhillips NGL Agreement also grants ConocoPhillips, and subsequently CP Chem, the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by us in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until January 1, 2015.

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

5. Marketable Securities

Short-term and restricted investments — At December 31, 2005 we had $627 million of short-term investments and $364 million of restricted investments consisting primarily of highly liquid tax-exempt debt securities. These instruments are classified as available-for-sale securities under SFAS 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

term differences in price. The carrying value of these instruments approximates their fair value as the interest rates re-set on a daily, weekly or monthly basis.

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

DUKE ENERGY FIELD SERVICES, LLC

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

Notes To Consolidated Financial Statements — Continued

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

Discovery Producer Services LLC — Discovery Producer Services LLC (“Discovery”) owns and operates a 600 MMcf/d interstate pipeline, a condensate handling facility, a cryogenic gas processing plant, and other gathering assets in deepwater offshore Louisiana. In December 2005, we acquired an additional 6.67% interest in Discovery from Williams Energy, LLC for a purchase price of $13 million, bringing our total ownership to 40%. The deficit between the carrying amount of the investment and the underlying equity of Discovery of $53 million at December 31, 2005 is associated with, and is being depreciated over the life of, the underlying long-lived assets of Discovery.

Sycamore Gas System General Partnership — Sycamore Gas System General Partnership (“Sycamore”) is a partnership formed for the purpose of constructing, owning and operating a gas gathering and compression system in Carter County, Oklahoma. The excess of the carrying amount of the investment over the underlying equity of Sycamore of $10 million at December 31, 2005 is associated with, and is being depreciated over the life of, the underlying long-lived assets of Sycamore.

Mont Belvieu I — Mont Belvieu I operates a 200 MBbl/d fractionation facility in the Mont Belvieu, Texas Market Center. The deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I of $12 million at December 31, 2005 is associated with, and is being depreciated over the life of, the underlying long-lived assets of Mont Belvieu I.

Tri-States NGL Pipeline, LLC — Tri-States NGL Pipeline, LLC (“Tri-States”) owns 169 miles of NGL pipeline, extending from a point near Mobile Bay, Alabama to a point near Kenner, Louisiana. The deficit

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

between the carrying amount of the investment and the underlying equity of Tri-States of $3 million at December 31, 2005 is associated with, and is being depreciated over the life of, the underlying long-lived assets of Tri-States. We own less than 20% interest in this Partnership, however, we exercise significant influence, therefore this investment is accounted for under the Equity Method of Accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Main Pass Oil Gathering Company — Main Pass Oil Gathering Company is a joint venture whose primary operation is a crude oil gathering pipeline system in the Main Pass East and Viosca Knoll Block areas in the Gulf of Mexico.

Fox Plant, LLC — Fox Plant, LLC is a limited liability company formed for the purpose of constructing, owning and operating a gathering facility and gas processing plant in Carter County, Oklahoma.

Black Lake Pipe Line Company — Black Lake Pipe Line Company (“Black Lake”) owns a 317 mile long NGL pipeline, with a current capacity of approximately 40 MBbl/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. The NGLs are transported to Mont Belvieu fractionators. The deficit between the carrying amount of the investment and the underlying equity of Black Lake of $8 million at December 31, 2005 is associated with, and is being depreciated over the life of, the underlying long-lived assets of Black Lake.

TEPPCO Partners, L.P. — In February 2005, we sold our general partner interest in TEPPCO to Enterprise GP Holdings L.P., an unrelated third party, for $1,100 million in cash and recognized a gain of $1,137 million. During 2005, total cash distributions to the general partner of TEPPCO were approximately $17 million.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

12. Financing

Debt Securities — In October 2005, we issued $200 million principal amount of 5.375% Senior Notes Due 2015 (“5.375% Notes”), for proceeds of $197 million (net of related offering costs). The 5.375% Notes mature on October 15, 2015. We will pay interest semiannually on April 15 and October 15 of each year, commencing April 15, 2006. The proceeds from this offering were used to repay our Term Loan Facility (see below).

In August 2005, we repaid the $600 million 7.5% Notes that were due on August 16, 2005. We repaid a portion of this debt with available cash and proceeds from the issuance of commercial paper and refinanced a portion of this debt with the Term Loan Facility (see below).

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Credit Facilities with Financial Institutions — On December 7, 2005, DCP Midstream Partners entered into a 5-year credit agreement (the “DCP Credit Agreement”) that consists of a $250 million revolving credit facility and a $100 million term loan facility. The DCP Credit Agreement matures on December 7, 2010. At December 31, 2005, there was $110 million outstanding on the revolving credit facility and $100 million outstanding on the term loan facility. The term loan facility is fully collateralized by investments in high-grade securities. There were no letters of credit outstanding on the DCP Credit Agreement as of December 31, 2005. The DCP Credit Agreement requires DCP Midstream Partners to maintain at all times (commencing with the quarter ending March 31, 2006) a leverage ratio (the ratio of DCP Midstream Partners’ consolidated indebtedness to its consolidated EBITDA, in each case as is defined by the DCP Credit Agreement) of less than or equal to 4.75 to 1.0 (and on a temporary basis for not more than three consecutive quarters following the acquisition of assets in the midstream energy business of not more than 5.25 to 1.0); and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the DCP Credit Agreement to be earnings before interest, taxes and depreciation and amortization and other non-cash adjustments, for the four most recent quarters to interest expense for the same period) of greater than or equal to 3.0 to 1.0. Indebtedness under the revolving credit facility bears interest, at our option, at either (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50% or (2) LIBOR plus an applicable margin which ranges from 0.27% to 1.025% dependent upon the leverage level or credit rating. As of December 31, 2005, the $100 million term loan facility bears interest at LIBOR plus a rate per annum of 0.15%. The revolving credit facility incurs an annual facility fee of 0.08% to 0.35% depending on the applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

In August 2005, we entered into a credit agreement (the “Term Loan Facility”) where we made a one-time request to borrow $200 million in the form of a term loan. We used this Term Loan Facility to repay a portion of our $600 million 7.5% Notes that matured on August 16, 2005. The Term Loan Facility was repaid in October 2005 with proceeds from the 5.375% Notes.

On April 29, 2005, we entered into a credit facility (the “Facility”). The Facility replaced the One-Year Facility that was scheduled to mature on May 10, 2005 (see below). The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. On December 6, 2005, we amended the Facility to extend the maturity for a period of one additional year to April 29, 2011, amend the definition of consolidated capitalization to include minority interest and amend the pricing. Any outstanding borrowings under the Facility at maturity may, at our option, be converted to an unsecured one-year term loan. The Facility is a $450 million revolving credit facility, all of which can be used for letters of credit. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 60%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the Facility, for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (adjusted EBITDA is defined by the Facility to be earnings before interest, taxes and depreciation and amortization and other non-cash adjustments). Draws on the Facility bear interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 0.35% per year for the initial 50% usage or LIBOR plus 0.45% per year if usage is greater than 50% or (2) the higher of (a) the Wachovia Bank prime rate per year and (b) the Federal Funds rate plus 0.5% per year. The Facility incurs an annual facility fee of 0.1% based on our credit rating on the drawn and undrawn portions. As of December 31, 2005, there were no borrowings or commercial paper outstanding, and there were no letters of credit drawn against the Facility.

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

13. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Commodity price risk — Our principal operations of gathering, processing, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, we have an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw natural gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs and related products produced, processed, transported or stored.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Energy trading (market) risk — Certain of our subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.

Interest rate risk — We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps to hedge interest rate risk associated with debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical rates.

Credit risk — Our principal customers range from large, natural gas marketing services to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 40% of our NGL production is committed to ConocoPhillips and CP Chem under an existing 15-year contract which expires in 2015. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. Our corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. Collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, the Company’s standard gas and NGL sales contracts contain adequate assurance provisions which allow the Company to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment in a form satisfactory to the Company.

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

Hedging strategies — Historically, we have used cash flow hedges, as specifically defined in SFAS 133, to reduce the potential negative impact that commodity price changes could have on our earnings and ability to adequately plan for cash needed for debt service, capital expenditures and tax distributions. Our current strategy is to use cash flow hedges only for commodity price risk related to DCP Midstream Partners’ operations. Some of the assets operated by DCP Midstream Partners generate cash flows that are subject to volatility from fluctuating commodity prices. As a publicly traded master limited partnership, an important component of the strategy of DCP Midstream Partners is to generate consistent cash flow from its operations in order to pay

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

distributions to its unitholders. For operations other than those of DCP Midstream Partners, we do not currently anticipate using cash flow hedges in 2006 because management believes cash flows will be sufficient to fund our business.

Commodity cash flow hedges — During September 2005, we executed a series of derivative financial instruments effective January 1, 2006, which have been designated as cash flow hedges of the price risk through 2010, associated with forecasted sales of natural gas, NGLs and condensate related to assets of DCP Midstream Partners. Because of the strong correlation between NGL prices and crude oil prices and the lack of liquidity in the NGL financial market, we have used crude oil swaps to hedge NGL price risk. Historically we have used natural gas, crude oil and NGL swaps to hedge the impact of market fluctuations in the price of NGLs, natural gas and other energy-related products. For the year ended December 31, 2005, amounts recognized in the consolidated statement of operations for changes in the fair value of these hedge instruments and for the effects of any ineffectiveness were not significant. No derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to any forecasted transactions that are not probable of occurring. At December 31, 2005, amounts deferred in AOCI related to commodity cash flow hedges were not significant. As of December 31, 2005, $2 million of deferred net losses on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions occur; however, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

Commodity fair value hedges — We use fair value hedges to hedge exposure to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to fixed price risk. We may hedge producer price locks (fixed price gas purchases) and market locks (fixed price gas sales) to reduce our exposure to fixed price risk via swapping the fixed price risk for a floating price position (New York Mercantile Exchange or index based).

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

Interest rate cash flow hedges — Prior to issuing fixed rate debt in August 2000, the Company entered into and terminated treasury locks and interest rate swaps to lock in the interest rate prior to it being fixed at the time of debt issuance. The losses realized on these agreements which were terminated in 2000 are deferred into AOCI and amortized against interest expense over the life of the respective debt. The deferred balance was $8 million at December 31, 2005. Approximately $1 million of deferred net losses related to these instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the underlying hedged interest expense transaction occurs.

Interest rate fair value hedges — In October 2001, we entered into an interest rate swap to convert $250 million of fixed-rate debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge was at a floating rate based on a six-month LIBOR, which was re-priced semiannually through the date of maturity, August 2005. In August 2003, we entered into two additional interest rate swaps to convert $100 million of fixed-rate debt securities issued in August 2000 to floating rate debt. These interest rate fair value hedges are at a floating rate based on six-month LIBOR, which is re-priced semiannually through 2030. The swaps meet conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swaps no ineffectiveness will be recognized. As of December 31, 2005, the fair value of the interest rate swaps was an $8 million asset, which is included in the consolidated balance sheet as unrealized gains or unrealized losses on mark-to-market and hedging transactions with offsets to the underlying debt included in current maturities of long-term debt and long-term debt.

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Commodity Derivatives — Trading and Marketing — Our trading and marketing program is designed to realize margins related to fluctuations in commodity prices and basis differentials and to maximize the value of certain storage and transportation assets. Certain of our subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. We manage our trading and marketing portfolio with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate daily value at risk.

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

15. Commitments and Contingent Liabilities

Litigation — The midstream industry has seen a number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. A number of these cases are now being

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

brought as class actions. We are currently named as defendants in some of these cases. Management believes we have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend. Management believes that, based on currently known information, these proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

General Insurance — We carry insurance coverage, with an affiliate of Duke Energy, that management believes is consistent with companies engaged in similar commercial operations with similar type properties. Our insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations. We also maintain excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size. The cost of our general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

During the third quarter 2004, certain assets, located in the Gulf Coast, were damaged as a result of Hurricane Ivan. Management believes that the resulting losses will be covered by insurance, subject to applicable deductibles for property and business interruption. Included in accounts receivable – affiliate on the consolidated balance sheet are insurance recovery receivables related to Hurricane Ivan of $29 million at December 31, 2005 from an insurance provider that is a subsidiary of Duke Energy.

During the third quarter of 2005, Hurricanes Katrina and Rita forced us to temporarily shut down our operations at certain assets located in Alabama, Louisiana, Texas and New Mexico. Substantially all of our facilities have resumed operations, but some facilities are not yet operating at the same levels of capacity utilization as they operated before the hurricanes. Several of our assets sustained property damage including some of our operating equipment on a platform in the Gulf of Mexico. We expect that a portion of the resulting lost revenues and property damage will be covered by our insurance, subject to applicable deductibles. We expect that the financial impact of recent hurricanes may increase market rates for insurance coverage in the future, however, we do not expect these increases to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Included in accounts receivable – affiliate on the consolidated balance sheet are insurance recovery receivables related to Hurricane Katrina of $5 million at December 31, 2005 from an insurance provider that is a subsidiary of Duke Energy. Insurance recovery receivables related to Hurricane Rita are insignificant.

During the year ended December 31, 2005, we recorded business interruption insurance recoveries related to these hurricanes of $3 million in the consolidated statement of operations as sales of natural gas and petroleum products.

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operations. Rental expense, including leases with no continuing commitment, amounted to $36 million in 2005. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

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

The following tables show information regarding options to purchase Duke Energy’s common stock granted to our employees.

Stock Option Activity
	Options (thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2005	2,956	29
Exercised	(302)	20
Forfeited	(61)	31

Outstanding at December 31, 2005	2,593	$29

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

Stock Options at December 31, 2005
	Outstanding			Exercisable
Range of Exercise Prices	Number (thousands)	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price	Number (thousands)	Weighted-Average Exercise Price
$11 to $16	587	7.1	$14	235	$14
$17 to $22	28	6.1	18	28	18
$23 to $28	747	3.4	26	747	26
$29 to $34	97	3.5	30	97	30
$35 to $40	647	6.0	38	641	38
> $40	487	5.0	43	487	43

Total	2,593	5.2	$29	2,235	$32

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

DUKE ENERGY FIELD SERVICES, LLC

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY FIELD SERVICES, LLC

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Increases
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts (b)	Deductions (c)	Balance at End of Period
	($ in millions)
December 31, 2005
Allowance for doubtful accounts	$4	$1	$—	$(1)	$4
Environmental	17	5	—	(9)	13
Litigation	8	1	2	(6)	5
Other (a)	8	11	(2)	(11)	6

	$37	$18	$—	$(27)	$28

(a)	Principally consists of other contingency liabilities which are included in other current liabilities.

(b)	Consists of other contingency reserves reclassified to litigation reserve accounts.

(c)	Principally consists of cash payments, collections, reserve reversals and liabilities settled, and liabilities transferred upon sale of assets.

CONSOLIDATED FINANCIAL STATEMENTS

OF TEPPCO PARTNERS, L.P.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the consolidated financial statements, the Partnership has restated its consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, partners’ capital and comprehensive income and cash flows for the years ended December 31, 2004 and 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TEPPCO Partners, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas

February 28, 2006, except for the effects of discontinued operations,

as discussed in Note 5, which is as of June 1, 2006

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

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per Unit amounts )

	Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Operating revenues:
Sales of petroleum products	$8,061,808	$5,426,832	$3,766,651
Transportation — Refined products	144,552	148,166	138,926
Transportation — LPGs	96,297	87,050	91,787
Transportation — Crude oil	37,614	37,177	29,057
Transportation — NGLs	43,915	41,204	39,837
Gathering — Natural gas	152,797	140,122	135,144
Other	68,051	67,539	54,430

Total operating revenues	8,605,034	5,948,090	4,255,832

Costs and expenses:
Purchases of petroleum products	7,986,438	5,367,027	3,711,207
Operating, general and administrative	218,920	219,909	198,478
Operating fuel and power	48,972	48,139	41,362
Depreciation and amortization	110,729	112,284	100,728
Taxes — other than income taxes	20,610	17,340	15,597
Gains on sales of assets	(668)	(1,053)	(3,948)

Total costs and expenses	8,385,001	5,763,646	4,063,424

Operating income	220,033	184,444	192,408
Interest expense — net	(81,861)	(72,053)	(84,250)
Equity earnings	20,094	22,148	12,874
Other income — net	1,135	1,320	748

Income from continuing operations	159,401	135,859	121,780
Discontinued operations	3,150	2,689	—

Net income	$162,551	$138,548	$121,780

Net Income Allocation:
Limited Partner Unitholders income from continuing operations	$112,744	$96,667	$86,357
Limited Partner Unitholders income from discontinued operations	2,228	1,913	—

Total Limited Partner Unitholders net income allocation	114,972	98,580	86,357

Class B Unitholder net income allocation	—	—	1,754

General Partner income from continuing operations	46,657	39,192	33,669
General Partner income from discontinued operations	922	776	—
Total General Partner net income allocation	47,579	39,968	33,669

Total net income allocated	$162,551	$138,548	$121,780

Basic and diluted net income per Limited Partner and Class B Unit:
Continuing operations	$1.67	$1.53	$1.47
Discontinued operations	0.04	0.03	—

Basic and diluted net income per Limited Partner and Class B Unit	$1.71	$1.56	$1.47

Weighted average Limited Partner and Class B Units outstanding	67,397	62,999	59,765

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Cash flows from operating activities:
Net income	$162,551	$138,548	$121,780
Adjustments to reconcile net income to cash provided by continuing operating activities:
Income from discontinued operations	(3,150)	(2,689)	—
Depreciation and amortization	110,729	112,284	100,728
Earnings in equity investments, net of distributions	16,991	25,065	15,129
Gains on sales of assets	(668)	(1,053)	(3,948)
Non-cash portion of interest expense	1,624	(391)	4,793
Increase in accounts receivable	(249,745)	(181,690)	(100,085)
Decrease (increase) in accounts receivable, related parties	6,638	(14,693)	8,788
Increase in inventories	(970)	(3,433)	(956)
Increase in other current assets	(19,088)	(9,926)	(953)
Increase in accounts payable and accrued expenses	254,251	186,942	95,540
Increase (decrease) in accounts payable, related parties	(12,817)	4,360	7,381
Other	(15,623)	10,572	(5,773)

Net cash provided by continuing operating activities	250,723	263,896	242,424
Net cash provided by discontinued operations	3,782	3,271	—

Net cash provided by operating activities	254,505	267,167	242,424

Cash flows from continuing investing activities:
Proceeds from sales of assets	510	1,226	8,531
Proceeds from cash investments	—	—	750
Purchase of assets	(112,231)	(3,421)	(27,469)
Investment in Mont Belvieu Storage Partners, L.P.	(4,233)	(21,358)	(2,533)
Investment in Centennial Pipeline LLC	—	(1,500)	(4,000)
Purchase of additional interest in Centennial Pipeline LLC	—	—	(20,000)
Cash paid for linefill on assets owned	(14,408)	(957)	(3,070)
Capital expenditures	(220,553)	(156,749)	(126,707)

Net cash used in continuing investing activities	(350,915)	(182,759)	(174,498)
Net cash used in discontinued investing activities	—	(7,398)	(13,810)

Net cash used in investing activities	(350,915)	(190,157)	(188,308)

Cash flows from financing activities:
Proceeds from revolving credit facility	657,757	324,200	382,000
Issuance of Limited Partner Units, net	278,806	—	287,506
Issuance of Senior Notes	—	—	198,570
Repayments on revolving credit facility	(604,857)	(181,200)	(604,000)
Repurchase and retirement of Class B Units	—	—	(113,814)
Debt issuance costs	(498)	—	(3,381)
General Partner’s contributions	—	—	2
Distributions paid	(251,101)	(233,057)	(202,498)

Net cash provided by (used in) financing activities	80,107	(90,057)	(55,615)

Net decrease in cash and cash equivalents	(16,303)	(13,047)	(1,499)
Cash and cash equivalents at beginning of period	16,422	29,469	30,968

Cash and cash equivalents at end of period	$119	$16,422	$29,469

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$1,429	$—	$61,042

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$82,315	$77,510	$79,930

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Basis of Presentation and Principles of Consolidation

Throughout the consolidated financial statements and accompanying notes, all referenced amounts related to prior periods reflect the balances and amounts on a restated basis. The financial statements include our accounts on a consolidated basis. We have eliminated all significant intercompany items in consolidation. We have reclassified certain amounts from prior periods to conform to the current presentation. Our results for the years ended December 31, 2005 and 2004 reflect the operations and activities of Jonah Gas Gathering Company’s Pioneer plant as discontinued operations.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

We evaluate impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations . SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired and is presented on the consolidated balance sheets net of accumulated amortization. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets , which was issued by the FASB in July 2001 (see Note 3). SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, but instead requires testing for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. Beginning January 1, 2002, effective with the adoption of SFAS 142, we no longer record amortization expense related to goodwill.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

the exercise price of the options granted is equal to, or greater than, the market price of our Units on the date of the grant. During the year ended December 31, 2003, all remaining outstanding Unit options were exercised.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation , and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in Note 13.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees . SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. The Securities and Exchange Commission amended the implementation date of SFAS 123(R) to begin with the first interim or annual reporting period of the company’s first fiscal year beginning on or after June 15, 1005. As such, we will adopt SFAS 123(R) in the first quarter of 2006. Companies are permitted to adopt SFAS 123(R) prior to the extended date. All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method. We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations , to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued operations. The FASB ratified the consensus on November 30, 2004. The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004. The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term, conditional

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations , refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005, and early adoption of FIN 47 is encouraged. We adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights , to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of EITF 04-5 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 . SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS 153 during the second quarter of 2005. The adoption of SFAS 153 did not have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods . However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15,

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS 154. We do not believe that the adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In September 2005, the EITF reached consensus in EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty , to define when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions . Two or more inventory transactions with the same party should be combined if they are entered into in contemplation of one another. The EITF also requires entities to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification. The guidance in EITF 04-13 is effective for new inventory arrangements entered into in reporting periods beginning after March 15, 2006. We are currently evaluating what impact EITF 04-13 will have on our financial statements, but at this time we do not believe that the adoption of EITF 04-13 will have a material effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

NOTE 5. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Pioneer Plant

On January 26, 2006, we announced the execution of a letter of intent to sell our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise Products Partners L.P. (“Enterprise”). On March 31, 2006, we sold the Pioneer plant to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant, included in our Midstream Segment, was not an integral part of our operations and natural gas processing is not a core business. The Pioneer plant was constructed as part of the Phase III expansion of the Jonah system and was completed during the first quarter of 2004. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and approved by the Audit and Conflicts Committee of the board of directors of our General Partner and of the general partner of Enterprise, and a fairness opinion was rendered by an independent third-party.

Condensed statements of income for the Pioneer plant, which is classified as discontinued operations, for the years ended December 31, 2005 and 2004, are presented below (in thousands):

	Years Ended December 31,
	2005	2004
Sales of petroleum products	$10,479	$7,295
Other	2,975	2,807

Total operating revenues	13,454	10,102

Purchases of petroleum products	8,870	5,944
Operating, general and administrative	692	738
Depreciation and amortization	612	610
Taxes—other than income taxes	130	121

Total costs and expenses	10,304	7,413

Income from discontinued operations	$3,150	$2,689

Assets of the discontinued operations consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Inventories	$7	$28
Property, plant and equipment, net	19,812	20,598

Assets of discontinued operations	$19,819	$20,626

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

Net cash flows from discontinued operations for the years ended December 31, 2005 and 2004, are presented below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cash flows from discontinued operating activities:
Net income	$3,150	$2,689	$—
Depreciation and amortization	612	610	—
(Increase) decrease in inventories	20	(28)	—

Net cash flows provided by discontinued operating activities	3,782	3,271	—

Cash flows from discontinued investing activities:
Capital expenditures	—	(7,398)	(13,810)

Net cash flows used in discontinued investing activities	—	(7,398)	(13,810)

Net cash flows from discontinued operations	$3,782	$(4,127)	$(13,810)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

The following table summarizes the related party transactions with EPCO and affiliates and DEFS and affiliates for the periods indicated (in millions):

	Years Ended December 31,
	2005	2004	2003
Revenues from EPCO and affiliates(1)
Transportation—NGLs(2)	$7.4	$—	$—
Transportation—LPGs(3)	4.3	—	—
Other operating revenues(4)	0.3	—	—
Costs and Expenses from EPCO and affiliates(1)
Payroll and administrative(5)	68.2	—	—
Purchases of petroleum products(6)	3.4	—	—
Revenues from DEFS and affiliates(7)
Sales of petroleum products(8)	4.3	23.2	15.2
Transportation—NGLs(9)	2.8	16.7	17.2
Gathering—Natural gas—Jonah(10)	0.5	3.3	2.0
Transportation—LPGs(11)	0.7	2.6	2.8
Other operating revenues(12)	2.4	14.0	10.8
Costs and Expenses from DEFS and affiliates(7) (13) (14)
Payroll and administrative(5)	16.2	95.9	88.8
Purchases of petroleum products—TCO(15)	37.7	141.3	110.7
Purchases of petroleum products—Jonah(16)	0.8	5.1	—

(1)	Operating revenues earned and expenses incurred from activities with EPCO and its affiliates are considered related party transactions from February 24, 2005, through December 31, 2005, as a result of the change in ownership of the General Partner (see Note 1).
(2)	Includes revenues from NGL transportation on the Chaparral and Panola NGL pipelines.
(3)	Includes revenues from LPG transportation on the TE Products pipeline.
(4)	Includes other operating revenues on TE Products.
(5)	Substantially all of these costs were related to payroll, payroll related expenses and administrative expenses incurred in managing us and our subsidiaries.
(6)	Includes TCO purchases of condensate and expenses related to LSI’s use of an affiliate of EPCO as a transporter.
(7)	Operating revenues earned and expenses incurred from activities with DEFS and its affiliates are considered related party transactions for all periods through February 23, 2005, as a result of the change in ownership of the General Partner (see Note 1).
(8)

Includes LSI sales of lubrication oils and specialty chemicals and Jonah NGL sales in connection with Jonah’s Pioneer processing plant operations, which was constructed during the Phase III expansion and

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

began operating in 2004. Amounts related to the Pioneer plant are classified as discontinued operations in the consolidated statements of income.
(9)	Includes revenues from NGL transportation on the Chaparral, Panola, Dean and Wilcox NGL pipelines.
(10)	Includes gas gathering revenues on the Jonah system.
(11)	Effective May 2001, we entered into an agreement with an affiliate of DEFS to commit to it sole utilization of our Providence, Rhode Island, terminal. We operate the terminal and provide propane loading services to an affiliate of DEFS. We recognized revenue from an affiliate of DEFS pursuant to this agreement.
(12)	Includes fractionation revenues and other revenues. Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Other operating revenues also include other operating revenues on TE Products and processing and other revenues on the Jonah system. Amounts related to the Pioneer plant are classified as discontinued operations in the consolidated statements of income.
(13)	Includes operating costs and expenses related to DEFS managing and operating the Jonah and Val Verde systems and the Chaparral NGL pipeline on our behalf under a contractual agreement established at the time of acquisition of each asset. In connection with the change in ownership of our General Partner, we have assumed these activities.
(14)	Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado and DEFS entered into an Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities for TEPPCO Colorado. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.
(15)	Includes TCO purchases of condensate.
(16)	Includes Jonah purchases of natural gas in connection with Jonah’s Pioneer processing plant operations.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Year	Redemption Price	Year	Redemption Price
2008	103.755%	2013	101.878%
2009	103.380%	2014	101.502%
2010	103.004%	2015	101.127%
2011	102.629%	2016	100.751%
2012	102.253%	2017	100.376%

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

The following table summarizes the estimated fair values of the Senior Notes as of December 31, 2005 and 2004 (in millions):

		Fair Value
	Face Value	December 31,
		2005	2004
6.45% TE Products Senior Notes, due January 2008	$180.0	$183.7	$187.1
7.625% Senior Notes, due February 2012	500.0	552.0	569.6
6.125% Senior Notes, due February 2013	200.0	205.6	210.2
7.51% TE Products Senior Notes, due January 2028	210.0	224.1	225.6

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

	Unitholders	General Partner
Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target—$0.276 per Unit up to $0.325 per Unit	85%	15%
Second Target—$0.326 per Unit up to $0.45 per Unit	75%	25%
Over Second Target—Cash distributions greater than $0.45 per Unit	50%	50%

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. At December 31, 2005, all options have been fully exercised. The Performance Unit account has a minimal liability balance which may be withdrawn by the participants after December 31, 2006.

A summary of Unit options granted under the terms of the 1994 LTIP is presented below:

	Options Outstanding	Options Exercisable	Exercise Range
Unit Options:
Outstanding at December 31, 2002	90,091	90,091	$13.81 - $25.69
Exercised	(90,091)	(90,091)	$13.81 - $25.69

Outstanding at December 31, 2003	—	—

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Economic Value Added means our average annual EBITDA for the performance period minus the product of our average asset base and our cost of capital for the performance period. For purposes of the 2000 LTIP for plan years 2000 through 2002, EBITDA means our earnings before net interest expense, depreciation and amortization and our proportional interest in EBITDA of our joint ventures as presented in our consolidated financial statements prepared in accordance with generally accepted accounting principles, except that at his discretion the Chief Executive Officer (“CEO”) of the Company may exclude gains or losses from extraordinary, unusual or non-recurring items. For the years ended December 31, 2005, 2004 and 2003, EBITDA means, in addition to the above definition of EBITDA, earnings before other income — net. Average asset base means the quarterly average, during the performance period, of our gross value of property, plant and equipment, plus products and crude oil operating oil supply and the gross value of intangibles and equity investments. Our cost of capital is approved by our CEO at the date of award grant.

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

2005 Phantom Unit Plan

Effective January 1, 2005, the Company adopted the Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 PURP”) to provide key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of the General Partner, the participant will receive a cash payment in an amount equal to (1) the grantee’s vested percentage multiplied by (2) the number of phantom units granted under the award multiplied by (3) the average of the closing prices of a Unit over the ten consecutive trading days immediately preceding the last day of the performance period. Generally, a participant’s vested percentage is based upon the improvement of our EBITDA (as defined below) during a three-year performance period over the target EBITDA as defined at the beginning of each year during the three-year performance period. EBITDA means our earnings before minority interest, net interest expense, other income — net, income taxes, depreciation and amortization and our

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

proportional interest in EBITDA of our joint ventures as presented in our consolidated financial statements prepared in accordance with generally accepted accounting principles, except that at his discretion, our CEO may exclude gains or losses from extraordinary, unusual or non-recurring items. At December 31, 2005, phantom units outstanding for awards granted for the plan year ended December 31, 2005, were 53,600.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

The weighted average assumptions used to determine net periodic benefit cost for the retirement plans and other postretirement benefit plans for the years ended December 31, 2005 and 2004, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate (1)	5.75%/5.00%	6.25%	5.75%/5.00%	6.25%
Increase in compensation levels	5.00%	5.00%	—	—
Expected long-term rate of return on plan assets (2)	8.00%/2.00%	8.00%	—	—

(1)	Expense was remeasured on May 31, 2005, as a result of TEPPCO RCBP and TEPPCO SBP amendments. The discount rate was decreased from 5.75% to 5% effective June 1, 2005, to reflect rates of returns on bonds currently available to settle the liability.

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

(2)	As a result of TEPPCO RCBP and TEPPCO SBP amendments, the expected return on assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds, effective June 1, 2005.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation

In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al . action, a co-defendant has agreed to indemnify us for all remaining claims asserted against us. Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

On December 21, 2001, TE Products was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership . In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs have not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al . This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries, allergies, birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002. Marathon has been handling this matter for Centennial under its operating agreement with Centennial. TE Products has a 50% ownership interest in Centennial. On November 30, 2004, the court approved a class settlement. The time period for parties to appeal this settlement expired in March 2005, and the class settlement became final. The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.

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

On August 5, 2005, we were named as a third-party defendant in a matter styled ConocoPhillips, et al. v. BP Amoco Seaway Products Pipeline Company as filed in the 55 th Judicial District of Harris County, Texas. ConocoPhillips alleges a right to indemnity from BP Amoco Seaway Products Pipeline Company (“BP Amoco”) for tax liability incurred by ConocoPhillips as a result of the reverse merger of Seaway Pipeline Company (the “Original Seaway Partnership”). The reverse merger of the Original Seaway Partnership was undertaken in preparation for our purchase of ARCO Pipe Line Company pursuant to the Amended and Restated Purchase Agreement (the “Purchase Agreement”) dated May 10, 2000, between us and Atlantic Richfield Company. BP Amoco has claimed a right to indemnity from us under the Purchase Agreement should BP Amoco have any indemnity liability to ConocoPhillips. ConocoPhillips alleges the income tax liability to be approximately $4.0 million. On January 20, 2006, we entered into a settlement agreement with BP Amoco dismissing and resolving all of BP Amoco’s claims. The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

In 1991, we were named as a defendant in a matter styled Jimmy R. Green, et al. v. Cities Service Refinery, et al. as filed in the 26 th Judicial District Court of Bossier Parish, Louisiana. The plaintiffs in this matter reside or formerly resided on land that was once the site of a refinery owned by one of our co-defendants. The former refinery is located near our Bossier City facility. Plaintiffs have claimed personal injuries and property damage arising from alleged contamination of the refinery property. The plaintiffs have recently pursued certification as a class and have significantly increased their demand to approximately $175.0 million. This revised demand includes amounts for environmental restoration not previously claimed by the plaintiffs. We have never owned any interest in the refinery property made the basis of this action, and we do not believe that we contributed to any alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Rates of interstate petroleum products and crude oil pipeline companies, like us, are currently regulated by the FERC primarily through an index methodology, which allows a pipeline to change its rates based on the change from year to year in the Producer Price Index for finished goods (“PPI Index”). Effective as of February 24, 2003, FERC Order on Remand modified the PPI Index from PPI — 1% to PPI. On April 22, 2003, several shippers filed a petition in the United States Court of Appeals for the District of Columbia Circuit (the “Court”), Flying J. Inc,. Lion Oil Company, Sinclair Oil Corporation and Tesoro Refining and Marketing Company vs. Federal Energy Regulatory Commission ; Docket No. 03-1107, seeking a review of whether the FERC’s adoption of the PPIIndex was reasonable and supported by the evidence. On April 9, 2004, the Court handed down a decision denying the shippers’ petition for review, stating the shippers failed to establish that any of the FERC’s methodological choices (or combination of choices) were both erroneous and harmful.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah, and the gathering of CBM and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde. On March 31, 2006, we sold our ownership interest in the Jonah Pioneer silica gel natural gas processing plant located near Opal, Wyoming to an affiliate of Enterprise for $38.0 million in cash (see Note 5 in the Notes to the Consolidated Financial Statements). Operating results of the Pioneer plant for the years ended December 31, 2005 and 2004 are shown as discontinued operations.

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

The tables below include financial information by reporting segment for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
Sales of petroleum products	$—	$8,062,131	$—	$8,062,131	$(323)	$8,061,808
Operating revenues	287,191	48,108	211,171	546,470	(3,244)	543,226
Purchases of petroleum products	—	7,989,682	—	7,989,682	(3,244)	7,986,438
Operating expenses, including power	159,784	70,340	58,701	288,825	(323)	288,502
Depreciation and amortization expense	39,403	17,161	54,165	110,729	—	110,729
Gains on sales of assets	(139)	(118)	(411)	(668)	—	(668)

Operating income	88,143	33,174	98,716	220,033	—	220,033
Equity earnings (losses)	(2,984)	23,078	—	20,094	—	20,094
Other income, net	755	156	224	1,135	—	1,135

Earnings before interest from continuing operations	85,914	56,408	98,940	241,262	—	241,262
Discontinued operations	—	—	3,150	3,150	—	3,150

Earnings before interest	$85,914	$56,408	$102,090	$244,412	$—	$244,412

	Year Ended December 31, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$5,426,832	$—	$5,426,832	$—	$5,426,832
Operating revenues	279,400	49,163	195,902	524,465	(3,207)	521,258
Purchases of petroleum products	—	5,370,234	—	5,370,234	(3,207)	5,367,027
Operating expenses, including power	165,528	60,893	58,967	285,388	—	285,388
Depreciation and amortization expense	43,135	13,130	56,019	112,284	—	112,284
Gains on sales of assets	(526)	(527)	—	(1,053)	—	(1,053)

Operating income	71,263	32,265	80,916	184,444	—	184,444
Equity earnings (losses)	(6,544)	28,692	—	22,148	—	22,148
Other income, net	787	406	127	1,320	—	1,320

Earnings before interest from continuing operations	65,506	61,363	81,043	207,912	—	207,912
Discontinued operations	—	—	2,689	2,689	—	2,689

Earnings before interest	$65,506	$61,363	$83,732	$210,601	$—	$210,601

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	Year Ended December 31, 2003
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$3,766,651	$—	$3,766,651	$—	$3,766,651
Operating revenues	266,427	39,564	185,105	491,096	(1,915)	489,181
Purchases of petroleum products	—	3,713,122	—	3,713,122	(1,915)	3,711,207
Operating expenses, including power	151,103	57,314	47,020	255,437	—	255,437
Depreciation and amortization expense	31,620	11,311	57,797	100,728	—	100,728
Gain on sale of assets	—	(3,948)	—	(3,948)	—	(3,948)

Operating income	83,704	28,416	80,288	192,408	—	192,408
Equity earnings (losses)	(7,384)	20,258	—	12,874	—	12,874
Other income, net	226	306	289	821	(73)	748

Earnings before interest	$76,546	$48,980	$80,577	$206,103	$(73)	$206,030

The following table provides the total assets, capital expenditures and significant non-cash investing activities for each segment as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
December 31, 2005:
Total assets	$1,056,217	$1,353,492	$1,280,548	$3,690,257	$(9,719)	$3,680,538
Capital expenditures	58,609	40,954	119,837	219,400	1,153	220,553
Non-cash investing activities	1,429	—	—	1,429	—	1,429

December 31, 2004 (as restated):
Total assets	$959,042	$1,069,007	$1,184,184	$3,212,233	$(25,949)	$3,186,284
Capital expenditures	80,930	37,448	37,677	156,055	694	156,749
Capital expenditures for discontinued operations	—	—	7,398	7,398	—	7,398

December 31, 2003 (as restated):
Total assets	$911,184	$833,723	$1,194,844	$2,939,751	$(5,271)	$2,934,480
Capital expenditures	59,061	13,427	54,072	126,560	147	126,707
Capital expenditures for discontinued operations	—	—	13,810	13,810	—	13,810
Non-cash investing activities	61,042	—	—	61,042	—	61,042

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

The accumulated balance of other comprehensive income related to our cash flow hedges is as follows (in thousands):

Balance at December 31, 2002 (as restated)	$(20,055)
Reclassification due to discontinued portion of cash flow hedge	989
Transferred to earnings	14,417
Change in fair value of cash flow hedge	1,747

Balance at December 31, 2003 (as restated)	$(2,902)
Transferred to earnings	2,939
Change in fair value of cash flow hedge	(37)

Balance at December 31, 2004 (as restated)	$—
Changes in fair values of crude oil cash flow hedges	11

Balance at December 31, 2005	$11

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

	December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$40,977	$107,692	$789,486	$(39,026)	$899,129
Property, plant and equipment — net	—	1,335,724	624,344	—	1,960,068
Equity investments	1,201,388	461,741	202,343	(1,505,816)	359,656
Intercompany notes receivable	1,134,093	—	—	(1,134,093)	—
Intangible assets	—	345,005	31,903	—	376,908
Other assets	5,532	22,170	57,075	—	84,777

Total assets	$2,381,990	$2,272,332	$1,705,151	$(2,678,935)	$3,680,538

Liabilities and partners’ capital
Current liabilities	$43,236	$140,743	$793,683	$(40,451)	$937,211
Long-term debt	1,135,973	389,048	—	—	1,525,021
Intercompany notes payable	—	635,263	498,832	(1,134,095)	—
Other long term liabilities	1,422	14,564	950	—	16,936
Total partners’ capital	1,201,359	1,092,714	411,686	(1,504,389)	1,201,370

Total liabilities and partners’ capital	$2,381,990	$2,272,332	$1,705,151	$(2,678,935)	$3,680,538

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$85,992	$576,365	$(62,928)	$643,554
Property, plant and equipment — net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,011,131	420,343	202,326	(1,270,493)	363,307
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363

Total assets	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

Liabilities and partners’ capital
Current liabilities	$45,255	$142,513	$556,474	$(62,930)	$681,312
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,011,103	889,648	380,844	(1,270,492)	1,011,103

Total liabilities and partners’ capital	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

	Year Ended December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$439,944	$8,168,657	$(3,567)	$8,605,034
Costs and expenses	—	285,072	8,104,164	(3,567)	8,385,669
Gains on sales of assets	—	(551)	(117)	—	(668)

Operating income	—	155,423	64,610	—	220,033

Interest expense — net	—	(54,011)	(27,850)	—	(81,861)
Equity earnings	162,551	57,088	23,078	(222,623)	20,094
Other income — net	—	901	234	—	1,135

Income from continuing operations	162,551	159,401	60,072	(222,623)	159,401
Discontinued operations	—	3,150	—	—	3,150

Net income	$162,551	$162,551	$60,072	$(222,623)	$162,551

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	Year Ended December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$420,060	$5,531,237	$(3,207)	$5,948,090
Costs and expenses	—	294,155	5,473,751	(3,207)	5,764,699
Gains on sales of assets	—	(526)	(527)	—	(1,053)

Operating income	—	126,431	58,013	—	184,444

Interest expense — net	—	(48,902)	(23,151)	—	(72,053)
Equity earnings	138,548	57,454	28,692	(202,546)	22,148
Other income — net	—	876	444	—	1,320

Income from continuing operations	138,548	135,859	63,998	(202,546)	135,859
Discontinued operations	—	2,689	—	—	2,689

Net income	$138,548	$138,548	$63,998	$(202,546)	$138,548

	Year Ended December 31, 2003 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$399,504	$3,858,243	$(1,915)	$4,255,832
Costs and expenses	—	262,971	3,806,316	(1,915)	4,067,372
Gain on sale of assets	—	—	(3,948)	—	(3,948)

Operating income	—	136,533	55,875	—	192,408

Interest expense — net	—	(52,903)	(31,420)	73	(84,250)
Equity earnings	121,780	37,689	20,258	(166,853)	12,874
Other income — net	—	461	360	(73)	748

Net income	$121,780	$121,780	$45,073	$(166,853)	$121,780

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	Year Ended December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from continuing operating activities
Net income	$162,551	$162,551	$60,072	$(222,623)	$162,551
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	—	(3,150)	—	—	(3,150)
Depreciation and amortization	—	82,536	28,193	—	110,729
Earnings in equity investments, net of distributions	88,550	14,598	1,576	(87,733)	16,991
Gains on sales of assets	—	(551)	(117)	—	(668)
Changes in assets and liabilities and other	(54,540)	(57,645)	22,884	53,571	(35,730)

Net cash provided by continuing operating activities	196,561	198,339	112,608	(256,785)	250,723
Cash flows from discontinued operations	—	3,782	—	—	3,782

Net cash provided by operating activities	196,561	202,121	112,608	(256,785)	254,505

Cash flows from investing activities	(278,806)	(31,529)	(180,486)	139,906	(350,915)
Cash flows from financing activities	80,107	(184,126)	65,097	119,029	80,107

Net increase in cash and cash equivalents	(2,138)	(13,534)	(2,781)	2,150	(16,303)
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422

Cash and cash equivalents at end of period	$1,978	$62	$45	$(1,966)	$119

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	Year Ended December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from continuing operating activities
Net income	$138,548	$138,548	$63,998	$(202,546)	$138,548
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	—	(2,689)	—	—	(2,689)
Depreciation and amortization	—	89,438	22,846	—	112,284
Earnings in equity investments, net of distributions	94,509	(130)	8,208	(77,522)	25,065
Gains on sales of assets	—	(526)	(527)	—	(1,053)
Changes in assets and liabilities and other	(158,726)	29,707	(30,930)	151,690	(8,259)

Net cash provided by continuing operating activities	74,331	254,348	63,595	(128,378)	263,896
Cash flows from discontinued operations	—	3,271	—	—	3,271

Net cash provided by operating activities	74,331	257,619	63,595	(128,378)	267,167

Cash flows from continuing investing activities	98	(26,662)	(40,864)	(115,331)	(182,759)
Cash flows from discontinued investing activities	—	(7,398)	—	—	(7,398)

Cash flows from investing activities	98	(34,060)	(40,864)	(115,331)	(190,157)

Cash flows from financing activities	(90,057)	(229,206)	(25,575)	254,781	(90,057)

Net decrease in cash and cash equivalents	(15,628)	(5,647)	(2,844)	11,072	(13,047)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469

Cash and cash equivalents at end of period	$4,116	$13,596	$2,826	$(4,116)	$16,422

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	Year Ended December 31, 2003 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$121,780	$121,780	$45,073	$(166,853)	$121,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	80,114	20,614	—	100,728
Earnings in equity investments, net of distributions	80,718	7,548	2,482	(75,619)	15,129
Gain on sale of assets	—	—	(3,948)	—	(3,948)
Changes in assets and liabilities and other	48,432	5,576	1,075	(46,348)	8,735

Net cash provided by operating activities	250,930	215,018	65,296	(288,820)	242,424

Cash flows from continuing investing activities	(175,568)	(164,872)	(37,589)	203,531	(174,498)
Cash flows from investing activities	—	(13,810)	—	—	(13,810)

Cash flows from discontinued investing activities	(175,568)	(178,682)	(37,589)	203,531	(188,308)

Cash flows from financing activities	(55,618)	(25,340)	(44,758)	70,101	(55,615)

Net increase (decrease) in cash and cash equivalents	19,744	10,996	(17,051)	(15,188)	(1,499)
Cash and cash equivalents at beginning of period	—	8,247	22,721	—	30,968

Cash and cash equivalents at end of period	$19,744	$19,243	$5,670	$(15,188)	$29,469

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

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

Balance Sheet Amounts:

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

Income Statement Amounts:

	Years Ended December 31,
	2004	2003
Equity earnings as previously reported	$25,981	$16,863
Adjustment for amortization of excess investments	(3,833)	(3,989)

Equity earnings as restated	$22,148	$12,874

Net income as previously reported	$142,381	$125,769
Adjustment for amortization of excess investments	(3,833)	(3,989)

Net income as restated	$138,548	$121,780

Net Income Allocation as previously reported:
Limited Partner Unitholders	$101,307	$89,191
Class B Unitholder	—	1,806
General Partner	41,074	34,772

Total net income allocated	$142,381	$125,769

Basic and diluted net income per Limited Partner and Class B Unit as previously reported	$1.61	$1.52

Net Income Allocation as restated:
Limited Partner Unitholders	$98,580	$86,357
Class B Unitholder	—	1,754
General Partner	39,968	33,669

Total net income allocated as restated	$138,548	$121,780

Basic and diluted net income per Limited Partner and Class B Unit as restated	$1.56	$1.47

Cash Flow Amounts:

	Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$142,381	$(3,833)	$138,548
Earnings in equity investments, net of distributions	21,232	3,833	25,065

	Year Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$125,769	$(3,989)	$121,780
Earnings in equity investments, net of distributions	11,140	3,989	15,129

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

Partners’ Capital Amounts:

	Outstanding Limited Partner Units	General Partner’s Interest	Limited Partners’ Interests	Accumulated Other Comprehensive Loss	Total
2002:
Partners’ capital at December 31, 2002 as previously reported	53,809,597	$12,770	$899,127	$(20,055)	$891,842
Restatement adjustment	—	(666)	(1,727)	—	(2,393)

Partners’ capital at December 31, 2002 as restated (unaudited)	53,809,597	$12,104	$897,400	$(20,055)	$889,449

2003:
Partners’ capital at December 31, 2003 as previously reported	62,998,554	$(7,181)	$1,119,404	$(2,902)	$1,109,321
Restatement adjustment	—	(1,769)	(4,743)	—	(6,512)

Partners’ capital at December 31, 2003 as restated	62,998,554	$(8,950)	$1,114,661	$(2,902)	$1,102,809

2004:
Partners’ capital at December 31, 2004 as previously reported	62,998,554	$(33,006)	$1,054,454	$—	$1,021,448
Restatement adjustment	—	(2,875)	(7,470)	—	(10,345)

Partners’ capital at December 31, 2004 as restated	62,998,554	$(35,881)	$1,046,984	$—	$1,011,103

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per Unit amounts)
2005: (1)
Operating revenues	$1,523,791	$2,087,385	$2,500,127	$2,493,731
Operating income	61,232	53,817	43,378	61,606
Income from continuing operations:
As previously reported	$47,457	$41,387	$30,231	$44,137
Restatement adjustment	(1,152)	(1,311)	(1,348)	—

As restated	$46,305	$40,076	$28,883	$44,137

Income from discontinued operations	$1,124	$846	$692	$488
Net income:
As previously reported	$48,581	$42,233	$30,923	$44,625
Restatement adjustment	(1,152)	(1,311)	(1,348)	—

As restated	$47,429	$40,922	$29,575	$44,625

Basic and diluted net income per Limited Partner Unit from continuing operations: (2) (3)
As previously reported	$0.54	$0.44	$0.30	$0.45
Restatement adjustment	(0.01)	(0.02)	(0.01)	—

As restated	$0.53	$0.42	$0.29	$0.45

Basic and diluted net income per Limited Partner Unit from discontinued operations (3)	$0.01	$0.01	$0.01	$—
Basic and diluted net income per Limited Partner Unit: (2)(3)
As previously reported	$0.55	$0.45	$0.31	$0.45
Restatement adjustment	(0.01)	(0.02)	(0.01)	—

As restated	$0.54	$0.43	$0.30	$0.45

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per Unit amounts)
2004: (1)
Operating revenues	$1,315,942	$1,352,107	$1,487,556	$1,792,485
Operating income	53,457	41,990	36,361	52,636
Income from continuing operations:
As previously reported	$39,989	$37,348	$25,135	$37,220
Restatement adjustment	(713)	(1,129)	(1,085)	(906)

As restated	$39,276	$36,219	$24,050	$36,314

Income from discontinued operations	$444	$411	$720	$1,114
Net income:
As previously reported	$40,433	$37,759	$25,855	$38,334
Restatement adjustment	(713)	(1,129)	(1,085)	(906)

As restated	$39,720	$36,630	$24,770	$37,428

Basic and diluted net income per Limited Partner Unit from continuing operations:
As previously reported	$0.45	$0.43	$0.28	$0.42
Restatement adjustment	(0.01)	(0.02)	(0.01)	(0.01)

As restated	$0.44	$0.41	$0.27	$0.41

Basic and diluted net income per Limited Partner Unit from discontinued operations	$0.01	$—	$0.01	$0.01
Basic and diluted net income per Limited Partner Unit:
As previously reported	$0.46	$0.43	$0.29	$0.43
Restatement adjustment	(0.01)	(0.02)	(0.01)	(0.01)

As restated	$0.45	$0.41	$0.28	$0.42

(1)	The quarterly financial information for 2004 and the first three quarters of 2005 reflect the impact of the restatement.
(2)	The sum of the four quarters does not equal the total year due to rounding.
(3)	Per Unit calculation includes 6,965,000 Units issued in May and June 2005.

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

On February 13, 2006, we and an affiliate of Enterprise entered into a letter agreement related to an additional expansion (the “Jonah Expansion”) of the Jonah system (the “Letter Agreement”). The Jonah Expansion will consist of the installation of approximately 90,000 horsepower of gas turbine compression at a new compression station, related new piping and certain related facilities, which is expected to increase capacity of the Jonah system from 1.5 billion cubic feet per day to 2.0 billion cubic feet per day. We expect to enter into a

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements — Continued

joint venture (“Joint Venture”) agreement with Enterprise relating to the construction and financing of the Jonah Expansion. Enterprise will be responsible for all activities relating to the construction of the Jonah Expansion and will advance all amounts necessary to plan, engineer, construct or complete the Jonah Expansion (anticipated to be approximately $200.0 million). Such advance will constitute a subscription for an equity interest in the proposed Joint Venture (the “Subscription”). We expect the Jonah Expansion to be put into service in late 2006. We have the option to return to Enterprise up to 100% of the amount of the Subscription. If we return a portion of the Subscription to Enterprise, our relative interests in the proposed Joint Venture will be adjusted accordingly. The proposed Joint Venture will terminate without liability to either party if we return 100% of the Subscription.