Form 10-Q
period 2006-09-30
DUKE CAPITAL LLC
filed 2006-11-14
CIK 1051116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 Or

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

INDEX

DUKE CAPITAL LLC

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•	Industrial, commercial and residential growth in Duke Capital’s service territories;

•	Additional competition in electric or gas markets and continued industry consolidation;

•	Political and regulatory uncertainty in other countries in which Duke Capital conducts business;

•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms;

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission or gas pipeline system constraints;

•	The results of financing efforts, including Duke Capital’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Capital’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Capital for Duke Energy’s defined benefit pension plans;

•	The level of credit worthiness of counterparties to Duke Capital’s transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	Growth in opportunities for Duke Capital’s business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other projects;

•	The performance of electric generation, pipeline and gas processing facilities and of projects undertaken by Duke Capital’s non-regulated businesses;

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and

•	The ability to successfully complete merger, acquisition or divestiture plans, including the price at which Duke Capital is able to sell assets, and the ability to successfully complete Duke Energy’s announced spin-off of the natural gas transmission businesses; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Capital has described. Duke Capital undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$458	$682	$1,584	$6,881
Regulated natural gas and natural gas liquids	743	742	2,927	2,654
Total operating revenues	1,201	1,424	4,511	9,535
Operating Expenses
Natural gas and petroleum products purchased	187	314	1,258	5,677
Operation, maintenance and other	371	423	1,205	1,411
Fuel used in electric generation and purchased power	99	125	285	290
Depreciation and amortization	147	139	436	550
Property and other taxes	64	57	186	201
Impairment and other charges	—	17	—	140
Total operating expenses	868	1,075	3,370	8,269
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	30	63	201	117
Gains on Sales of Other Assets and Other, net	248	580	276	588
Operating Income	611	992	1,618	1,971
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	187	176	551	256
(Losses) Gains on sales and impairments of equity investments	—	(20)	(20)	1,225
Gain on sale of subsidiary stock	15	—	15	—
Other income and expenses, net	69	(68)	123	76
Total other income and expenses	271	88	669	1,557
Interest Expense	186	157	542	596
Minority Interest Expense	20	10	50	508
Earnings From Continuing Operations Before Income Taxes	676	913	1,695	2,424
Income Tax Expense from Continuing Operations	261	316	616	950
Income From Continuing Operations	415	597	1,079	1,474
Income (Loss) From Discontinued Operations, net of tax	32	(1,131)	(90)	(1,227)
Net Income (Loss)	$447	$(534)	$989	$247

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$577	$491
Short-term investments	338	521
Receivables (net of allowance for doubtful accounts of $93 at September 30, 2006 and $121 at December 31, 2005)	822	1,935
Inventory	500	444
Assets held for sale	36	1,528
Unrealized gains on mark-to-market and hedging transactions	6	90
Other	339	1,599
Total current assets	2,618	6,608
Investments and Other Assets
Investments in unconsolidated affiliates	2,069	1,931
Goodwill	3,900	3,775
Notes receivable	68	138
Unrealized gains on mark-to-market and hedging transactions	65	87
Assets held for sale	157	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005)	—	1,281
Other	724	737
Total investments and other assets	6,983	11,546

Property, Plant and Equipment
Cost	18,688	19,341
Less accumulated depreciation and amortization	3,936	3,655
Net property, plant and equipment	14,752	15,686
Regulatory Assets and Deferred Debits	1,138	1,216
Total Assets	$25,491	$35,056

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2006	December 31, 2005
LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Accounts payable	$282	$1,837
Notes payable and commercial paper	—	83
Taxes accrued	289	258
Interest accrued	165	155
Liabilities associated with assets held for sale	36	1,488
Current maturities of long-term debt	1,151	1,394
Unrealized losses on mark-to-market and hedging transactions	73	207
Other	791	1,892
Total current liabilities	2,787	7,314
Long-term Debt	8,778	8,790

Deferred Credits and Other Liabilities
Deferred income taxes	3,102	3,167
Unrealized losses on mark-to-market and hedging transactions	31	19
Liabilities associated with assets held for sale	119	2,085
Other	1,210	1,428
Total deferred credits and other liabilities	4,462	6,699

Commitments and Contingencies
Minority Interests	792	749

Member's Equity
Member’s Equity	7,582	10,848
Accumulated other comprehensive income	1,090	656
Total member’s equity	8,672	11,504
Total Liabilities and Member’s Equity	$25,491	$35,056

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$989	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	611
Gains on sales of investments in commercial and multi-family real estate	(201)	(117)
Gains on sales of equity investments and other assets	(311)	(1,276)
Impairment charges	20	123
Deferred income taxes	165	(338)
Minority Interest	50	508
Equity in earnings of unconsolidated affiliates	(551)	(256)
Contribution to company-sponsored pension plans	(35)	(32)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	63	927
Receivables	921	31
Inventory	61	(150)
Other current assets	1,359	(1,244)
Increase (decrease) in
Accounts payable	(1,138)	(89)
Taxes accrued	49	215
Other current liabilities	(750)	813
Capital expenditures for residential real estate	(322)	(276)
Cost of residential real estate sold	143	159
Other, assets	(473)	819
Other, liabilities	(128)	—
Net cash provided by operating activities	369	675
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(684)	(717)
Investment expenditures	(80)	(19)
Acquisitions, net of cash acquired	(89)	(293)
Purchases of available-for-sale securities	(8,740)	(24,156)
Proceeds from sales and maturities of available-for-sale securities	8,886	23,368
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	2,040	2,364
Proceeds from the sales of commercial and multi-family real estate	254	185
Settlement of net investment hedges and other investing derivatives	(134)	(244)
Other	(31)	(19)
Net cash provided by investing activities	1,422	469
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,430	286
Payments for the redemption of:
Long-term debt	(705)	(769)
Preferred stock of a subsidiary	(1)	—
Notes payable and commercial paper	(85)	—
Distributions to minority interests	(268)	(576)
Contributions from minority interests	219	528
Proceeds from Duke Energy Income Fund	104	—
Advances (to) from parent	(86)	104
Capital contributions from parent	—	269
Distributions to parent	(2,192)	(1,150)
Distribution of Bison cash to parent	(113)	—
Other	(8)	(4)
Net cash used in financing activities	(1,705)	(1,312)
Changes in cash and cash equivalents included in assets held for sale	—	3
Net increase (decrease) in cash and cash equivalents	86	(165)
Cash and cash equivalents at beginning of period	491	515
Cash and cash equivalents at end of period	$577	$350

Supplemental Disclosures
Significant non-cash transactions:
Transfer of Midwestern assets to CG&E	$1,452	$—
Forgiveness of advances to Duke Energy	$571	$—
Transfer of Bison to Duke Energy	$60	$—
Distributions from parent	$37	$—
Advances from parent converted to equity	$—	$761
AFUDC—equity component	$8	$3

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

AND COMPREHENSIVE INCOME

(In millions)

(Unaudited)

		Accumulated Other Comprehensive Income
	Member's Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	$11,223	$534	$536	$(21)	$—	$12,272

Net income	247	—	—	—	—	247
Other Comprehensive Income
Foreign currency translation adjustments	—	303	—	—	—	303
Net unrealized gains on cash flow hedges (a)	—	—	402	—	—	402
Reclassification into earnings from cash flow hedges (b)	—	—	(877)	—	—	(877)

Total comprehensive income						75
Advances from parent converted to equity	761	—	—	—	—	761
Capital contributions from parent	269	—	—	—	—	269
Distribution to parent	(1,150)	—	—	—	—	(1,150)
Other, net	25	—	—	—	—	25
Balance September 30, 2005	$11,375	$837	$61	$(21)	$—	$12,252

Balance December 31, 2005	$10,848	$779	$(79)	$(61)	$17	$11,504
Net income	989					989
Other Comprehensive Income
Foreign currency translation adjustments	—	295	—	—	—	295
Net unrealized gains (losses) on cash flow hedges (a)	—	—	(1)	—	—	(1)
Reclassification into earnings from cash flow hedges (b)	—	—	26	—	—	26
Transfer of taxes on net investment hedge and other hedges from parent	—	62	7	—	—	69
Transfer of Midwestern assets to Duke Energy Ohio (c)	—	—	40	—	—	40
Other (d)		—	—	—	5	5

Total comprehensive income						1,423
Transfer of Midwestern assets to Duke Energy Ohio	(1,452)	—	—	—	—	(1,452)
Transfer of Bison to Duke Energy	(60)	—	—	—	—	(60)
Forgiveness of advances to Duke Energy	(571)	—	—	—	—	(571)
Distribution to parent	(553)	—	—	—	—	(553)
Distribution to parent associated with sale of Crescent	(1,602)	—	—	—	—	(1,602)
Other, net	(17)	—	—	—	—	(17)
Balance September 30, 2006	$7,582	$1,136	$(7)	$(61)	$22	$8,672

(a)	Net unrealized gains (losses) on cash flow hedges, net of $7 tax benefit and $230 tax expense for the nine months ended September 30, 2006 and 2005, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $20 tax expense and $502 tax benefit for the nine months ended September 30, 2006 and 2005, respectively.
(c)	Net of $24 tax expense for the nine months ended September 30, 2006.
(d)	Net of $3 tax expense for the nine months ended September 30, 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

Duke Capital LLC (collectively with its subsidiaries, Duke Capital) is an energy company located in the Americas. On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to its wholly-owned subsidiary, Duke Capital LLC (collectively with its subsidiaries, “Duke Capital”). As a result of these transfers, prior period amounts have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets under common control. The inclusion of DEM in the results of operations of Duke Capital for prior periods increased net income by $6 million for the three months ended March 31, 2006 and increased net income by $4 million and $6 million for the three and nine months ended September 30, 2005, respectively. The net of tax impact on other comprehensive income of the inclusion of DEM was immaterial for all prior periods. Additionally, on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Due to continuing involvement between Bison and Duke Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment. Accordingly, Bison’s operations are not included in Duke Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. On April 3, 2006, Duke Energy Carolinas transferred to its parent, New Duke Energy, all of its membership interests in Duke Capital.

Additionally, in April 2006, Duke Capital indirectly transferred to Duke Energy Ohio, Inc. (Duke Energy Ohio) (formerly The Cincinnati Gas & Electric Company (CG&E)), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to Duke Energy Ohio approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital contribution at historical cost. In connection with the transfer, Duke Capital and Duke Energy Ohio entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse Duke Energy Ohio in the event of certain cash shortfalls that may result from Duke Energy Ohio’s ownership of the Midwestern assets. The amounts that Duke Capital may be required to reimburse Duke Energy Ohio under this arrangement are not expected to be significant. The results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

As a result of Duke Energy’s merger with Cinergy, Duke Capital and its subsidiaries entered into a tax sharing agreement with Duke Energy, effective April 1, 2006, where the separate return method is used to allocate income taxes to the subsidiaries based on the results of their operations. The accounting for income taxes essentially represents the income taxes that Duke Capital would incur if Duke Capital were a separate company filing its own tax return as a C-Corporation. Prior to entering into this tax sharing agreement, Duke Capital and Duke Energy Americas (DEA), a subsidiary of Duke Capital, were pass-through entities for U.S. income tax purposes. As a result, on April 1, 2006, all deferred taxes related to Duke Capital and DEA, which previously flowed through to Duke Capital’s parent, Duke Energy, were reinstated, resulting in an increase in Member’s Equity of approximately $37 million.

The Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Capital and all majority-owned subsidiaries where Duke Capital has control, and those variable interest entities where Duke Capital is the primary beneficiary.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Capital’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temper -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

ature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations,

changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Capital’s Form 10-K/A for the year ended December 31, 2005.

On September 7, 2006, Duke Capital deconsolidated Crescent Resources, LLC (Crescent) due to a reduction in ownership and its inability to exercise control over Crescent (see Note 2). Crescent has been accounted for as an equity method investment since the date of deconsolidation.

Effective July 1, 2005, Duke Capital deconsolidated Duke Energy Field Services, LLC (DEFS) due to a reduction in ownership and its inability to exercise control over DEFS (see Note 2). DEFS has been accounted for as an equity method investment since July 1, 2005.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes To Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ from those estimates.

Reclassifications. In 2005, Duke Capital recorded prior period reclassifications of management fees charged to an unconsolidated affiliate of Duke Capital (See Note 16).

Accounting For Sales of Stock by a Subsidiary. Duke Capital accounts for sales of stock by a subsidiary under Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock of a Subsidiary.” Under SAB 51, companies may elect, via an accounting policy decision, to record a gain on the sale of stock of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the shares. Duke Capital has elected to treat such excesses as gains in earnings, which are reflected in Gain on Sale of Subsidiary Stock in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2006, Duke Energy recognized a gain of approximately $15 million related to the sale of securities of the Duke Energy Income Fund (Income Fund) (see Note 16).

2. Acquisitions and Dispositions

Acquisitions. Duke Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted as additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items.

During the first quarter of 2006, Duke Energy International (DEI) closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and natural gas liquids and the generation, transmission and sale of electricity from a 177 megawatt power plant. These acquisitions increased DEI’s ownership in Aguaytia to 66% and resulted in Duke Capital accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

During the first quarter of 2006, Duke Energy North America (DENA) acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. The assets and liabilities of Bridgeport were included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 10).

Dispositions. For the three months ended September 30, 2006, the sale of other assets and businesses resulted in approximately $1.6 billion in proceeds and net pre-tax gains of $248 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the nine months ended September 30, 2006, the sale of other assets and businesses resulted in approximately $1.6 billion in proceeds and net pre-tax gains of $276 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 10, and sales by Crescent prior to deconsolidation which are discussed separately below. Significant sales of other assets during the nine months ended September 30, 2006 are detailed as follows:

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

•	On September 7, 2006, an indirect wholly owned subsidiary of Duke Capital closed an agreement to create a joint venture of Crescent (the Crescent JV) with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the MS Members). Under the agreement, the Duke Capital subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.23 billion, of which approximately $1.19 billion was immediately distributed to Duke Capital. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Capital for a purchase price of approximately $415 million. The MS Members 49% interest reflects a 2% interest in the Crescent JV issued by the joint venture to the President and Chief Executive Officer of Crescent which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three year period. Additionally, this interest can be put back to the Crescent JV after three years or possibly earlier upon the occurrence of certain events at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. Accordingly, Duke Capital has an effective 50% ownership in the equity of Crescent JV for financial reporting purposes.
In conjunction with this transaction, Duke Capital has recognized a pre-tax gain on the sale of approximately $250 million which has been classified as a component of Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006. As a result of the Crescent transaction, Duke Capital no longer controls the Crescent JV and on September 7, 2006 deconsolidated its investment in Crescent and subsequently will account for its investment in the Crescent JV utilizing the equity method of accounting. Duke Capital’s equity investment in the Crescent JV is approximately $163 million as of September 30, 2006. The proceeds from the sale were recorded on the Consolidated Statements of Cash Flows as follows: approximately $1.2 billion in long-term debt proceeds, net of issuance costs, were classified as Proceeds from the issuance of long-term debt within Financing Activities, and approximately $380 million, which represents cash received from the MS Members net of cash held by Crescent as of the transaction date, were classified as Net proceeds from the sales of and distributions from equity investments and other assets, and sales of and collections on notes receivable within Investing Activities.
•	Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million which was recorded in Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2006. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customers’ transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million, of which approximately $23 million was recorded in Gains on Sales of Other Assets and Other, net and approximately $1 million was recorded in Other Income and Expenses, net in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2006 (see Note 7).

For the period from July 1, 2006 to September 7, 2006, Crescent commercial and multi-family real estate sales resulted in $33 million of proceeds and $30 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. For the period from January 1, 2006 to September 7, 2006, Crescent commercial and multi-family real estate sales resulted in $254 million of proceeds and $201 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales primarily consisted of two office buildings at Potomac Yard in Washington, D.C. for a pre-tax gain of $81 million and land at Lake Keowee in northwestern South Carolina for a pre-tax gain of $52 million, as well as several other large land tract sales.

For the three months ended September 30, 2005, the sale of other assets, businesses and equity investments resulted in approximately $930 million in proceeds and pre-tax gains of $580 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the nine months ended September 30, 2005, the sale of other assets, businesses and equity investments resulted in approximately $2.2 billion in proceeds, net pre-tax gains of $588 million recorded in Gains on Sales of Other Assets and Other, net and pre-tax gains of $1.2 billion recorded in (Losses) Gains on Sales and Impairments of Equity Investments on the Consolidated Statements of Operations. These sales exclude assets held for sale as of September 30, 2005 and reflected in dis -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

continued operations, both of which are discussed in Note 10, and sales by Crescent which are discussed separately below. Significant sales of other assets and equity investments during the nine months ended September 30, 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly-owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which have been classified as (Losses) Gains on Sales and Impairments of Equity Investments on the Consolidated Statement of Operations for the nine months ended September 30, 2005. Minority Interest Expense of $343 million was recorded in the Consolidated Statement of Operations for the nine months ended September 30, 2005 to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of the TEPPCO GP.

Additionally, in July 2005, Duke Energy completed the agreement with ConocoPhillips, Duke Energy’s co-equity owner in DEFS, to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction), which results in Duke Capital and ConocoPhillips becoming equal 50% owners in DEFS. Duke Capital has received, directly and indirectly through its ownership interest in DEFS, a total of approximately $1.1 billion from ConocoPhillips and DEFS, consisting of approximately $1.0 billion in cash and approximately $0.1 billion of assets. The DEFS disposition transaction resulted in a pre-tax gain of approximately $575 million, which was recorded in Gains on Sales of Other Assets and Other, net, on the accompanying Consolidated Statements of Operations. The DEFS disposition transaction includes the transfer to Duke Capital of DEFS’ Canadian natural gas gathering and processing facilities. Additionally, the DEFS disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System, which is a natural gas processing and NGL marketing business. Subsequent to the closing of the DEFS disposition transaction, effective on July 1, 2005, DEFS is no longer consolidated into Duke Capital’s consolidated financial statements and is accounted for by Duke Capital as an equity method investment. See Note 12 for the impacts of this transaction on certain cash flow hedges. The Canadian natural gas gathering and processing facilities and the Empress System are included in the Natural Gas Transmission segment.
•	Additional asset and business sales during the nine months ended September 30, 2005 totaled approximately $24 million in proceeds. These sales resulted in net pre-tax gains of approximately $12 million which were recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

For the three months ended September 30, 2005, Crescent’s commercial and multi-family real estate sales resulted in $108 million of proceeds and $63 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. For the nine months ended September 30, 2005, Crescent’s commercial and multi-family real estate sales resulted in $185 million of proceeds and $117 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales included a large land sale in Lancaster County, South Carolina during the three months ended September 30, 2005 that resulted in $41 million of pre-tax gains and several other “legacy” land sales. Additionally, in the third quarter of 2005, Crescent had a $45 million gain on sale of an interest in a portfolio of commercial office buildings which was recognized in Other Income and Expenses, net, on the Consolidated Statements of Operations.

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

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Energy elected to adopt the modified prospective application

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

method as provided by SFAS No. 123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R).

Duke Capital recorded stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005 as follows, the components of which are further described below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions)
Stock Options	$1	$—	$3	$—
Stock Appreciation Rights	—	—	1	1
Phantom Stock	4	5	17	13
Performance Awards	8	5	17	16
Other Stock Awards	—	—	1	1

Total	$13	$10	$39	$31

The tax benefit at Duke Energy associated with the recorded expense for the three months ended September 30, 2006 and 2005 was approximately $5 million and $3 million, respectively. The tax benefit at Duke Energy associated with the recorded expense for the nine months ended September 30, 2006 and 2005 was approximately $14 million and $11 million, respectively. There were no material differences in income from continuing operations, net income, or cash flows from the adoption of SFAS No. 123(R).

The following table shows what net income would have been for Duke Capital if Duke Energy had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation (in millions)

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net (loss) income, as reported	$(534)	$247

Add: stock-based compensation expense included in reported net (loss) income, net of related tax effects	6	20
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7)	(20)

Pro forma net (loss) income, net of related tax effects	$(535)	$247

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

Upon the acquisition of Westcoast Energy, Inc (Westcoast), Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Duke Energy stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Stock Option Activity

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	19,493	$29
Employee transfers into Duke Capital, net of transfers out(a)	596	30
Exercised	(1,739)	22
Forfeited or expired	(803)	35

Outstanding at September 30, 2006	17,547	30	4.3	$80

Exercisable at September 30, 2006	15,452	$32	3.9	$49

(a)	Represents options associated with employees transferred into Duke Capital.

On December 31, 2005, Duke Capital employees had 16 million exercisable Duke Energy options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was approximately $6 million and $2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $13 million and $13 million, respectively. Cash received by Duke Energy from options exercised during the three and nine months ended September 30, 2006 was approximately $23 million and $39 million, respectively, with a related tax benefit to Duke Energy of approximately $2 million and $5 million, respectively.

There were no options granted to Duke Capital employees during the nine months ended September 30, 2006 or during the year ended December 31, 2005.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial.

Performance Awards

Stock-based performance awards outstanding under the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 788,700 shares (fair value of approximately $14 million) to Duke Capital employees in the nine months ended September 30, 2006, and 1,005,100 shares (fair value of approximately $27 million, based on the market price of Duke Energy’s common stock at the grant date) in the nine months ended September 30, 2005.

The following table summarizes information about stock-based performance awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,351,972	$25
Granted	788,700	18
Vested	(114,000)	27
Forfeited	(134,648)	26
Canceled	—	—

Outstanding at September 30, 2006	2,892,024	$23

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

No shares vested during the three months ended September 30, 2006 and 2005. The total fair value of the shares vested during the nine months ended September 30, 2006 and 2005 was approximately $3 million in both periods. As of September 30, 2006, Duke Capital had approximately $23 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.1 years.

Phantom Stock Awards

Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 558,620 shares to Duke Capital employees (fair value of approximately $16 million) based on the market price of Duke Energy’s common stock at the grant dates in the nine months ended September 30, 2006, and 924,240 shares (fair value of approximately $25 million) in the nine months ended September 30, 2005.

The following table summarizes information about phantom stock awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,009,641	$25
Granted	558,620	29
Vested	(618,410)	25
Forfeited	(80,980)	25
Canceled	—	—

Outstanding at September 30, 2006	1,868,871	$27

The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was approximately $3 million and less than $1 million, respectively. The total fair value of the shares vested during the nine months ended September 30, 2006 and 2005 was approximately $15 million and $6 million, respectively. As of September 30, 2006, Duke Capital had approximately $20 million of future compensation cost which is expected to be recognized over a weighted-average period of 3.2 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. Duke Energy awarded 41,000 shares to Duke Capital employees (fair value of approximately $1 million) based on the market price of Duke Energy’s common stock at the grant dates in the nine months ended September 30, 2006, and 38,000 shares (fair value of approximately $1 million) in the nine months ended September 30, 2005.

The following table summarizes information about other stock awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	122,937	$25
Granted	41,000	29
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at September 30, 2006	145,307	$27

No shares vested during the three months ended September 30, 2006 and less than $1 million of shares vested during the three months ended September 30, 2005. The total fair value of the shares vested during the nine months ended September 30, 2006 and 2005 was less than $1 million in both periods. As of September 30, 2006, Duke Capital had approximately $2 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.6 years.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

4. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory

	September 30, 2006	December 31, 2005
	(in millions)
Materials and supplies	$142	$130
Natural gas	321	269
Petroleum products	37	45

Total inventory	$500	$444

5. Debt and Credit Facilities

In September 2006, prior to the completion of the joint venture transaction of Crescent, as discussed in Note 2, the Crescent JV, Crescent and Crescent’s subsidiaries borrowed approximately $1.23 billion principal amount of debt. The net proceeds from the debt issuance of approximately $1.21 billion were recorded as a cash inflow within Financing Activities on the Consolidated Statements of Cash Flows and were distributed to Duke Capital. As a result of Duke Capital’s deconsolidation of Crescent effective September 7, 2006, Crescent’s outstanding debt balance of $1,298 million was removed from Duke Capital’s Consolidated Balance Sheets.

In September 2006, Union Gas Limited (Union Gas) entered into a fixed-rate financing agreement denominated in 165 million Canadian dollars (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036 with an interest rate of 5.46%.

Available Credit Facilities and Restrictive Debt Covenants. During the nine months ended September 30, 2006, Duke Capital’s consolidated credit capacity decreased by approximately $1,237 million, primarily due to the terminations of an $800 million syndicated credit facility and $460 million in bi-lateral credit facilities. The terminations of these credit facilities primarily reflect Duke Capital’s reduced liquidity needs as a result of exiting the DENA business (see Note 10). During October 2006, the $130 million bi-lateral credit facility at Duke Capital was cancelled. In addition, the remaining $120 million bi-lateral facility at Duke Capital was cancelled in November 2006 and reissued at Duke Energy for the same amount with the same terms and conditions.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2006, Duke Capital was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Facilities Summary as of September 30, 2006 (in millions)

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
Duke Capital LLC
$600 multi-year syndicated (a), (b), (d)	June 2010
$130 three-year bi-lateral (b) (h)	October 2007
$120 multi-year bi-lateral (b) (i)	July 2009
Total Duke Capital LLC		$850	$—	$310	$310
Westcoast Energy Inc.
$180 multi-year syndicated (c), (e)	June 2011	180	—	—	—
Union Gas Limited
$359 364-day syndicated (f)	June 2007	359	—	—	—

Total (g)		$1,389	$—	$310	$310

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	In June 2006, credit facility expiration date was extended from June 2010 to June 2011.
(d)	In June 2006, credit facility expiration date was extended from June 2009 to June 2010.
(e)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(f)	In June 2006, credit facility was amended to increase the amount from 300 to 400 million Canadian dollars, in addition to extending the maturity from June 2006 to June 2007. It contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75% and an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.
(g)	Various credit facilities that support ongoing or discontinued operations and miscellaneous transactions are not included in this credit facilities summary.
(h)	In October 2006, credit facility was cancelled.
(i)	In November 2006, credit facility was cancelled and reissued at Duke Energy for the same amount with the same terms and conditions.

6. Employee Benefit Obligations

Duke Capital and its subsidiaries participate in Duke Energy’s non-contributory defined benefit retirement plan. Duke Capital’s net periodic pension benefit for its U.S. plan, as allocated by Duke Energy, was $4 million and $6 million for the three months ended September 30, 2006 and 2005, respectively, and $11 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively.

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Capital and its subsidiaries participate in Duke Energy’s non-qualified pension plans. Duke Capital’s net periodic pension cost for its U.S. plan, as allocated by Duke Energy, was $1 million for both the three months ended September 30, 2006 and 2005 and $3 million for both the nine months ended September 30, 2006 and 2005, respectively.

There have been no contributions made by Duke Capital to Duke Energy’s U.S. retirement plan during the three and nine months ended September 30, 2006.

The following tables show the components of the net periodic pension costs for the Westcoast Canadian retirement plans.

Components of Net Periodic Pension Costs for Westcoast: Qualified Pension Benefits (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$4	$2	$10	$6
Interest cost on projected benefit obligation	7	7	23	22
Expected return on plan assets	(8)	(7)	(24)	(20)
Amortization of prior service cost	1	1	1	1
Amortization of loss	2	1	7	3

Net periodic pension costs	$6	$4	$17	$12

Components of Net Periodic Pension Costs for Westcoast: Non-Qualified Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost on projected benefit obligation	1	1	3	3
Amortization of loss	—	—	1	—

Net periodic pension costs	$2	$2	$5	$4

Westcoast’s policy is to fund its defined benefit (DB) retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Duke Capital has contributed $11 million to the Westcoast DB plans for the three month period ended September 30, 2006 and $32 million for the nine months ended September 30, 2006. Duke

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Capital anticipates that it will make total contributions of approximately $45 million in 2006. Duke Capital has contributed $1 million to the Westcoast DC plans for the three months ended September 30, 2006 and $3 million for the nine months ended September 30, 2006, and anticipates that it will make total contributions of approximately $4 million in 2006.

Duke Capital and most of its subsidiaries, in conjunction with Duke Energy, provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Capital’s net periodic post-retirement costs as allocated by Duke Energy were $5 million for both the three months ended September 30, 2006 and 2005 and $15 million and $14 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table shows the components of the net periodic post-retirement benefit costs for the Westcoast other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs (Income) for Westcoast

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$1	$1	$3	$2
Interest cost on accumulated post—retirement benefit obligation	2	2	5	4
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of loss	1	—	2	1

Net periodic post-retirement benefit costs	$3	$2	$9	$6

Duke Energy also sponsors, and Duke Capital participates in, an employee savings plan that covers substantially all U.S. employees. Duke Capital expensed plan contributions, including amounts allocated by Duke Energy, of $5 million and $4 million for the three months ended September 30, 2006 and 2005, respectively, and $18 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively.

7. Marketable Securities

During the nine months ended September 30, 2006, Duke Energy’s Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contract. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the nine months ended September 30, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities. During the nine months ended September 30, 2006, these securities were sold and an additional gain of approximately $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations for the nine months ended September 30, 2006.

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

8. Severance

During the period from April 1, 2006 to September 30, 2006, Duke Capital accrued approximately $10 million related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy (see Note 1).

As discussed further in Note 10, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA terminated approx -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

imately 207 employees through the end of the third quarter of 2006. Management anticipates future severance costs related to this exit plan not included in the following table will be immaterial.

Severance Reserve

	Balance at January 1, 2006	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2006
	(in millions)
Natural Gas Transmission	$3	$—	$(1)	$2
Other (a)	28	2	(17)	13

Total (b)	$31	$2	$(18)	$15

(a)	Amounts associated with DENA’s discontinued operations are included as part of Other (see Note 10). Included in the provisions/adjustments column is approximately $9 million of reversals of previously recorded reserves related to the DENA exit.
(b)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

9. Impairments and Other Charges

International Energy. In the second quarter of 2006, International Energy recorded a $55 million other-than-temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). The current GCSA expired on October 26, 2006 and a nine month extension was executed on November 2, 2006. In the second quarter of 2006, based on ongoing discussions with PEMEX, it was determined that there was a limited future need for Campeche’s gas compression services. Management of International Energy determined that it is probable that the Campeche investment will ultimately be sold or the GCSA will be renewed for a significantly lower rate. An other-than-temporary impairment loss was recorded to reduce the carrying value to management’s best estimate of realizable value. The charges consist of a $17 million impairment of the carrying value of the equity method investment, which has been classified within (Losses) Gains on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations for the nine months ended September 30, 2006, and a $38 million reserve against notes receivable from Campeche, which has been classified within Operations, Maintenance and Other in the Consolidated Statements of Operations for the nine months ended September 30, 2006. The facility ownership will transfer to PEMEX in August 2007. The carrying value of the note at September 30, 2006 was $17 million, which is management’s best estimate of the net realizable value of the note receivable from Campeche.

During the three and nine months ended September 30, 2005, International Energy recorded a $20 million other than temporary mpairment charge related to the investment in Campeche which has been classified as a component of (Losses) Gains on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations.

Field Services. During the nine months ended September 30, 2005, the Field Services business unit recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. See Note 12 for a discussion of the impacts of the DEFS disposition transaction on certain cash flow hedges.

Crescent. In the third quarter of 2005, Crescent recognized pre-tax impairment charges of approximately $16 million related to a residential community near Hilton Head Island, South Carolina, that includes both residential lots and a golf club, to reduce the carrying value of the community to its estimated fair value. This impairment was recognized as a component of Impairments and Other Charges in the accompanying Consolidated Statements of Operations. This community has incurred higher than expected costs and has been impacted by lower than anticipated sales volume. The fair value of the remaining community assets was determined based upon management’s estimate of discounted future cash flows generated from the development and sale of the community.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

10. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

		Operating (Loss) Gain			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Gain	Income Tax (Benefit) Expense	Operating (Loss) Gain, Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2006
Other (a)	$16	$(22)	$(17)	$(5)	$59	$22	$37	$32

Total consolidated	$16	$(22)	$(17)	$(5)	$59	$22	$37	$32

Three Months Ended September 30, 2005
Other (a)	$665	$(854)	$(280)	$(574)	$(544)	$(27)	$(517)	$(1,091)
International Energy	—	(10)	(1)	(9)	—	—	—	(9)
Commercial Power	—	(28)	4	(32)	—	—	—	(32)
Crescent	1	1	1	--	2	1	1	1

Total consolidated	$666	$(891)	$(276)	$(615)	$(542)	$(26)	$(516)	$(1,131)

Nine Months Ended September 30, 2006
Other (a)	$516	$(74)	$(116)	$42	$(175)	$(63)	$(112)	$(70)
International Energy	—	(1)	(1)	—	(10)	(3)	(7)	(7)
Commercial Power	13	(13)	—	(13)	—	—	—	(13)

Total consolidated	$529	$(88)	$(117)	$29	$(185)	$(66)	$(119)	$(90)

Nine Months Ended September 30, 2005
Other (a)	$1,542	$(879)	$(222)	$(657)	$(544)	$(27)	$(517)	$(1,174)
International Energy	—	(6)	(1)	(5)	—	—	—	(5)
Commercial Power	19	(44)	5	(49)	—	—	—	(49)
Crescent	2	1	1	—	2	1	1	1
Field Services	4	—	—	—	—	—	—	—

Total consolidated	$1,567	$(928)	$(217)	$(711)	$(542)	$(26)	$(516)	$(1,227)

(a)	Other includes the results for DENA’s discontinued operations, which were previously reported in the DENA segment

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	September 30, 2006	December 31, 2005
	(in millions)
Current assets	$36	$1,528
Investments and other assets	157	2,059
Property, plant and equipment, net	—	1,538

Total assets held for sale	$193	$5,125

Current liabilities	$36	$1,488
Long-term debt	—	61
Deferred credits and other liabilities	119	2,024

Total liabilities associated with assets held for sale	$155	$3,573

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

As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 8). Approximately $700 million has been incurred from the announcement date through September 30, 2006, of which approximately $230 million was incurred during the nine months ended September 30, 2006, and was recognized in Income (Loss) From Discontinued Operations, net of tax. No material charges were recognized in the three months ended September 30, 2006.

In January 2006, a Duke Capital subsidiary signed an agreement to sell to LS Power DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 MW of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million were subject to LS Power obtaining certain state regulatory approvals. On July 20, 2006 the Public Utilities Commission of the State of California approved a toll arrangement related to the Moss Landing facility previously sold to LS Power. In August 2006, LS Power made an additional payment to DENA of approximately $40 million, which DENA recorded as an additional gain on the sale of assets.

As of September 30, 2006, the DENA exit activities are substantially complete. As of September 30, 2006 and December 31, 2005, DENA’s remaining assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets. At September 30, 2006, contracts with a net fair value of approximately $6 million remain in Assets Held for Sale and represent contracts that have yet to be novated by Barclays Bank PLC (Barclays). Duke Capital has taken all steps necessary to novate these remaining contracts and is awaiting counterparty action. Barclays handles all administrative aspects of the remaining contracts and there are no cash flows to Duke Capital associated with the remaining contracts, nor does Duke Capital have any continuing involvement with the remaining contracts. In connection with the Barclays transaction, Duke Capital entered into a series of Total Return Swaps (TRS) with Barclays, which are accounted for as mark-to-market derivatives. The fair value of the TRS as of September 30, 2006 is a net liability of approximately $6 million, which offsets the net fair value of the underlying contracts. The TRS will be cancelled as the underlying transactions are transferred to Barclays.

In October 2006, DENA recognized an approximate $38 million pre-tax gain on the sale of available-for-sale securities that were included in Assets Held For Sale on the Consolidated Balance Sheets at September 30, 2006.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Commercial Power

As discussed in Note 1, in April 2006, Duke Capital indirectly transferred its ownership interest in DENA’s Midwestern assets to Duke Energy Ohio. As a result, the results of operations for DENA’s Midwestern assets up through April 1, 2006 have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

International Energy

International Energy held a receivable from Norsk Hydro ASA (Norsk) related to the 2003 sale of International Energy’s European business. In the first quarter of 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after tax) against this receivable, which was recorded in Income (Loss) From Discontinued Operations, net of tax on the Consolidated Statements of Operations. This allowance reduced the carrying value of the receivable to approximately $24 million at March 31, 2006. During the second quarter of 2006, International Energy and Norsk signed a settlement agreement in which Norsk agreed to pay International Energy approximately $34 million in full settlement of International Energy’s receivable. In connection with this settlement, International Energy recorded an approximate $9 million write-up ($5 million after tax) of the receivable through a reduction in the valuation allowance, which was recorded in Income (Loss) From Discontinued Operations, net of tax on the Consolidated Statements of Operations during the nine months ended September 30, 2006. In July 2006, International Energy received the settlement proceeds.

Crescent

Crescent routinely develops real estate projects and operates those facilities until they are substantially leased and a sales agreement is finalized. If Crescent does not have significant continuing involvement after the sale, Crescent classifies the projects as “discontinued operations” as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In the third quarter of 2005, Crescent sold one commercial property resulting in sales proceeds of approximately $14 million. The after-tax gain on that sale was included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. Additionally, Crescent had two commercial properties, which were sold during the fourth quarter of 2005, for which the results of operations were included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

11. Business Segments

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter of 2006, Duke Capital has adopted new business segments that management believes properly align the various operations of the merged companies with how the chief operating decision maker views the business. Prior period segment information has been retrospectively adjusted to conform to the new segment structure. Accordingly, the Duke Capital’s reportable business segments are as follows:

•	Natural Gas Transmission—segment is the same as former Duke Energy business segment
•	Field Services—segment is the same as former Duke Energy business segment
•	Commercial Power—DENA’s Midwestern operations up to April 2006, at which time the Midwestern assets were transferred to Duke Energy Ohio (pre-merger included in Other)
•	International Energy—consists of Duke Energy International (DEI)
•	Crescent—segment is the same as former Duke Energy business segment

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

The remainder of Duke Capital’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes DENA’s discontinued operations, certain unallocated corporate costs, including certain costs to achieve related to the merger with Cinergy, certain discontinued hedges, DukeNet Communications, LLC, Duke Energy Merchants, LLC, Duke Energy Trading and Mar -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

keting (DETM), and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD). As discussed in Note 1, Bison was transferred to Duke Energy on April 1, 2006. Accordingly, the results of operations of Bison are reflected in Other for all periods prior to the transfer.

On September 7, 2006, Duke Capital deconsolidated Crescent due to a reduction in ownership and its inability to exercise control over Crescent (see Note 2). Crescent has been accounted for as an equity method investment since the date of deconsolidation.

In February 2005, DEFS sold its wholly-owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Duke Energy sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP, an unrelated third party (see Note 2).

In July 2005, Duke Capital completed the agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50% (see Note 2). In connection with the DEFS disposition transaction, DEFS transferred its Canadian natural gas gathering and processing facilities to Duke Capital’s Natural Gas Transmission segment.

During the first quarter of 2005, Duke Capital discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 12 for further discussion.

Duke Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Capital’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Capital’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2006
Natural Gas Transmission	$870	$1	$871	$303	$120
Field Services (c)	—	—	—	158	—
International Energy	238	—	238	69	19
Crescent (d)	66	—	66	300	1

Total reportable segments	1,174	1	1,175	830	140
Other	27	6	33	22	7
Eliminations	—	(7)	(7)	—	—
Interest expense	—	—	—	(186)	—
Interest income and other (b)	—	—	—	10	—

Total consolidated	$1,201	$—	$1,201	$676	$147

Three Months Ended September 30, 2005
Natural Gas Transmission	$857	$12	$869	$329	$116
Field Services (c)	—	—	—	701	—
International Energy	186	—	186	63	17
Crescent (d)	105	—	105	120	—

Total reportable segments	1,148	12	1,160	1,213	133
Other	276	(51)	225	(148)	6
Eliminations	—	39	39	—	—
Interest expense	—	—	—	(157)	—
Interest income and other (b)	—	—	—	5	—

Total consolidated	$1,424	$—	$1,424	$913	$139

Nine Months Ended September 30, 2006
Natural Gas Transmission	$3,327	$(3)	$3,324	$1,102	$361
Field Services (c)	—	—	—	450	—
International Energy	719	—	719	182	56
Crescent (d)	221	—	221	515	1

Total reportable segments	4,267	(3)	4,264	2,249	418
Other	244	38	282	(55)	18
Eliminations	—	(35)	(35)	—	—
Interest expense	—	—	—	(542)	—
Interest income and other (b)	—	—	—	43	—

Total consolidated	$4,511	$—	$4,511	$1,695	$436

Nine Months Ended September 30, 2005
Natural Gas Transmission	$2,732	$92	$2,824	$1,044	$339
Field Services (c)	5,470	60	5,530	1,784	143
International Energy	536	—	536	217	48
Crescent (d)	281	—	281	210	1

Total reportable segments	9,019	152	9,171	3,255	531
Other	516	(85)	431	(270)	19
Eliminations	—	(67)	(67)	—	—
Interest expense	—	—	—	(596)	—
Interest income and other (b)	—	—	—	35	—

Total consolidated	$9,535	$—	$9,535	$2,424	$550

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(c)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and as an equity method investment for periods after June 30, 2005.
(d)	In September 2006, Duke Energy caused a Duke Capital subsidiary to complete a joint venture transaction of Crescent (see Note 2). As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	September 30, 2006	December 31, 2005
	(in millions)
Natural Gas Transmission	$19,219	$18,823
Field Services	1,455	1,377
Commercial Power (a)	—	1,619
International Energy	3,151	2,962
Crescent (b)	163	1,507

Total reportable segments	23,988	26,288
Other (a)	1,528	8,533
Reclassifications (c)	(25)	235

Total consolidated assets	$25,491	$35,056

(a)	December 31, 2005 balance includes impacts of the reclassification of DENA’s Midwestern power generating assets from Other to Commercial Power
(b)	Decrease in Crescent segment assets due to the joint venture transaction of Crescent completed in September 2006 and resulting deconsolidation of Crescent (see Note 2). Balance at September 30, 2006 represents Duke Capital’s effective 50% investment in Crescent as a result of the deconsolidation.
(c)	Represents reclassification of federal tax balances in consolidation.

12. Risk Management Instruments

The following table shows the carrying value of Duke Capital’s derivative portfolio as of September 30, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value

	September 30, 2006	December 31, 2005
	(in millions)
Hedging	$8	$(2)
Trading	—	5
Undesignated	(41)	(52)

Total	$(33)	$(49)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Capital’s Consolidated Balance Sheets, excluding approximately $153 million of derivative assets and $153 million of derivative liabilities presented as assets and liabilities held for sale at September 30, 2006.

The $11 million change in the undesignated derivative portfolio fair value is due primarily to realized losses on certain contracts held by Duke Capital related to Field Services’ commodity price risk, partially offset by realized mark-to-market (MTM) gains at DENA and mark-to-market movement due to change in crude oil prices. As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Capital has discontinued hedge accounting for certain contracts held by Duke Capital related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $355 million of pre-tax losses were recognized in earnings by Duke Capital during the nine months ended September 30, 2005. These charges have been classified in the accompanying Consolidated Statements of Operations as follows: upon discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges, approximately $130 million of pre-tax losses prior to the deconsolidation of DEFS were recognized as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues, and $105 million of pre-tax losses subsequent to the deconsolidation of DEFS were recognized as a component of Other Income and Expenses, net for the nine months ended September 30, 2005. Approximately $20 million and $25 million of realized and unrealized pre-tax gains and losses, respectively, related to these con -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

tracts were recognized in earnings by Duke Capital during the three and nine months ended September 30, 2006, respectively, as a component of Other Income and Expenses, net as of a result of Duke Capital’s investment in DEFS being accounted for using the equity method. Cash settlements on these contracts during the nine months ended September 30, 2006 of approximately $134 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Included in Other Current Assets in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are collateral assets of approximately $9 million and $1,279 million, respectively. Collateral assets represent cash collateral posted by Duke Capital with other third parties. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are collateral liabilities of approximately $109 million and $608 million, respectively. Collateral liabilities represent cash collateral posted by other third parties to Duke Capital. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, which includes structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Capital in January 2006 was approximately $540 million based on current market prices of the contracts (see Note 10).

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

As of September 30, 2006, $6 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges resulted in the recognition of a pre-tax gain of approximately $3 and $2 million in the three and nine months ended September 30, 2006, respectively, as compared to a pre-tax gain of approximately $19 million and a pre-tax loss of approximately $11 million in the three and nine months ended September 30, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was a pre-tax loss of approximately $67 million as of September 30, 2006 and is reported in Income (Loss) From Discontinued Operations, net of tax. The amount recognized for transactions that no longer qualify as cash flow hedges was a pre-tax gain of approximately $1.2 billion in the three and nine months ended September 30, 2005, and is reported in Income (Loss) From Discontinued Operations, net of tax in the Consolidated Statement of Operations. The disqualified cash flow hedges were primarily associated with DENA’s unrealized net gains on natural gas and power cash flow hedge positions.

Commodity Fair Value Hedges. Some Duke Capital subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Capital actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in an immaterial amount and a pre-tax gain of $7 million in the three and nine months ended September 30, 2006, respectively, as compared to immaterial amounts in the three and nine months ended September 30, 2005, respectively.

Other Derivative Contracts. In connection with the Barclays transaction discussed in Note 10, Duke Capital entered into a series of TRS with Barclays, which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. At September 30, 2006, contracts with a net fair value of approximately $6 million remain in Assets Held for Sale and represent contracts that have yet to be novated by Barclays. Duke Capital has taken all steps necessary to novate these remaining con -

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

tracts and is awaiting counterparty action. Barclays handles all administrative aspects of the remaining contracts and there are no cash flows to Duke Capital associated with the remaining contracts, nor does Duke Capital have any continuing involvement with these contracts. The fair value of the TRS as of September 30, 2006 is a net liability of approximately $6 million, which offsets the net fair value of the underlying contracts. The TRS will be cancelled as the underlying transactions are transferred to Barclays.

Normal Purchases and Normal Sales. The amount recognized for transactions that no longer qualified as normal purchases/normal sales was a pretax net loss of approximately $1.9 billion in the three and nine months ended September 30, 2005, and is reported in Income (Loss) From Discontinued Operations, net of tax in the accompanying Consolidated Statement of Operations. The net loss recorded during the third quarter of 2005, which primarily included certain contracts that were being accounted for as normal purchases/normal sales, was recognized due to management’s plan for the sale or disposition of substantially all of DENA’s physical and commercial assets outside the midwestern United States and certain contractual positions related to the Midwestern assets.

13. Regulatory Matters

Natural Gas Transmission. Rate Related Information. In November 2005, The British Columbia Pipeline System (BC Pipeline) filed an application with the National Energy Board (NEB) for interim and final tolls for 2006. In December 2005, the NEB approved the 2006 interim tolls as filed and BC Pipeline started negotiations with its shippers to reach a settlement on final tolls for years 2006 and 2007. BC Pipeline reached a toll settlement agreement in principle with its customers for the 2006 and 2007 fiscal years on March 30, 2006. The toll settlement agreement was filed with the NEB on June 21, 2006 and on July 11, 2006 pursuant to the NEB’s Revised Guidelines for Negotiated Settlements, the NEB has asked for comments from interested parties due July 26, 2006. NEB approval was received on August 17, 2006.

Union Gas has rates that are approved by the Ontario Energy Board (OEB). Effective January 1, 2006, Union Gas implemented new rates approved by the OEB in December 2005, reflecting items previously approved. Union Gas’ earnings for 2006 continue to be subject to the earnings sharing mechanism implemented by the OEB in 2005.

In December 2005, Union Gas filed an application with the OEB for new rates effective January 1, 2007. In May 2006, Union Gas reached a comprehensive agreement with intervenors on all financial issues, except storage regulation and Demand Side Management (DSM), and on most non-financial issues. Storage regulation and DSM are being addressed through separate proceedings initiated by the OEB. The OEB accepted this agreement on May 23, 2006. The agreement includes an increase in the common equity component of Union Gas’ capital structure, from 35% to 36%. A decision on the remaining non-financial issues was issued by the OEB on June 29, 2006. As a result of the comprehensive agreement reached in May 2006, the DSM decision, and the decrease in return on equity, 2007 rates are expected to increase by approximately 1.7%, excluding the impact of the pending decision on storage rates.

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

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

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

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $46 million and $50 million as of September 30, 2006 and December 31, 2005, respectively. These accruals represent Duke Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Litigation

Western Energy and Natural Gas Litigation and Regulatory Matters. Duke Capital and several of its affiliates, as well as other energy companies, are parties to 34 lawsuits filed by or on behalf of electricity and/or natural gas purchasers in several Western states. Many of the suits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. Six of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings to the U.S. Ninth Circuit Court of Appeals. In September 2006, Duke Capital reached an agreement in principle to settle the 12 class action cases pending in California. Such agreement is subject to execution of mutually acceptable agreements and approval by the class members and the court. Duke Capital does not expect that the proposed settlement will have a material adverse effect on its consolidated results of operations, cash flows or financial position. With respect to the remaining cases, it is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with these lawsuits, but Duke Capital does not presently believe the outcome of these matters will have a material adverse effect on Duke Capital’s results of operations, cash flows or financial position.

In 2002, Southern California Edison Company initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bi-lateral power contracts between the parties in early 2001. This matter proceeded to hearing in November 2005. In January 2006, the parties reached an agreement in principle to resolve the matters at issue in the arbitration. The parties entered into a Settlement Agreement and Mutual Release dated as of March 10, 2006, and on March 24, 2006, DETM paid the settlement amount, including interest, into escrow. The agreement received final regulatory approval in October 2006. The resolution of this matter did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

Trading Related Litigation. Commencing August 2003, plaintiffs filed three class-action lawsuits in the U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002. DETM, along with numerous other entities, were named as defendants. The plaintiffs claim that the defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. On September 24, 2004, the court denied a motion to dismiss the plaintiffs’ claims filed on behalf of DETM and other defendants, and on September 30, 2005, the court certified the class. Duke Capital has reached an agreement with the plaintiffs in these consolidated cases to resolve all issues and on February 8, 2006, the court granted preliminary approval of this settlement. The Final Judgment and Order of

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Dismissal were entered in May 2006. The resolution of this matter did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

On January 28, 2005, four plaintiffs filed suit in Tennessee Chancery Court against Duke Capital affiliates and other energy companies seeking class action certification on behalf of indirect purchasers of natural gas. On August 8, 2005, a plaintiff filed a lawsuit in state court in Kansas against Duke Capital and DETM, as well as other energy companies. On September 26, 2005, a petition was filed in state court in Kansas and on May 19, 2006 another petition was filed in Colorado state court. In October 2006, the Missouri Public Service Commission filed a lawsuit in state court in Missouri. These cases were also filed against Duke Capital and DETM, as well as other energy companies. Each of these five cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Capital is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters at this time.

Trading Related Investigations. Beginning in February 2004, Duke Capital has received requests for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activities of certain individuals involved in DETM trading operations. Duke Capital has cooperated with the government in this investigation and is unable to express an opinion regarding the probable outcome or estimated damages, if any, related to this matter at this time.

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

Citrus Trading Corporation (Citrus) Litigation. In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in March 2003 in the U.S. District Court for the Southern District of Texas against Duke LNG and PanEnergy Corp alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience such a loss. After Citrus filed its lawsuit, Duke LNG terminated the Citrus Agreement and filed a counterclaim asserting that Citrus had breached the agreement by, among other things, failing to provide sufficient security under a letter of credit for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach, entitling Citrus to terminate the agreement and recover damages in the amount of approximately $190 million (excluding interest). The Court has made preliminary rulings regarding the issues of fact and law that remain for trial. A jury trial is scheduled to commence on December 5, 2006. It is not possible to predict with certainty whether Duke Capital will incur any liability or to estimate the damages, if any, that Duke Capital might incur in connection with the Sonatrach and Citrus matters.

Exxon Mobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Duke Capital, DETMI Management Inc. (DETMI), DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Capital. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, Exxon Mobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. Exxon Mobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were specified at the arbitration hearing and totaled approximately $125 million (excluding interest). Duke Capital denies these allegations, and has filed counterclaims asserting that Exxon Mobil breached its Venture obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Duke Capital’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of Exxon Mobil’s claims. Exxon Mobil filed a motion for

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

reconsideration of the ruling as well as for an extension of the date for the arbitration hearing. Exxon Mobil also filed a motion to dismiss certain of Duke Capital’s counterclaims. Following a hearing in December 2005 on the motion for reconsideration, the arbitrators issued their ruling on January 26, 2006, generally reaffirming the original order, with a limited exception with respect to affiliate trades that is not expected to have a significant impact on the case. The panel also dismissed one of Duke Capital’s counterclaims. The parties agreed that the damages due to Duke Capital on its counterclaim will be determined in the upcoming hearing scheduled in the Canadian arbitration proceedings. The arbitration hearing in the U.S. arbitration was held in October 2006 in Houston, Texas. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain Exxon Mobil entities asserting that those entities wrongfully terminated two gas supply agreements with the DEMLP and wrongfully failed to assume certain related gas supply agreements with other parties. A hearing in the Canadian arbitration was held in March 2006. The arbitrators issued their award in June, 2006 finding that (1) the two gas supply agreements were improperly terminated by ExxonMobil; but (2) ExxonMobil was not required to take assignment of the related third party gas supply agreements. A hearing to determine the damages to be paid as the result of the first ruling, as well as the damages to be paid to Duke Capital as the result of the termination of the U.S. gas supply agreement, was held on November 9 and 10, 2006, before the same panel of arbitrators. At this time Duke Capital is unable to estimate the amount of any damage award to be received in resolution of this matter. The gas supply agreements with other parties, under which DEMLP continues to remain obligated, are currently estimated to result in losses of between $100 million and $150 million through 2011. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

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

Duke Capital has exposure to certain legal matters that are described herein. As of September 30, 2006 and December 31, 2005, Duke Capital has recorded reserves of approximately $79 million and $150 million, respectively, for these proceedings and exposures. Duke Capital has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

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

In addition, Duke Capital enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions. (See Note 15 for discussion of Calpine guarantee obligation.)

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

Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of September 30, 2006 was approximately $558 million. Of this amount, approximately $318 million relates to guarantees of the payment and performance of less than wholly-owned consolidated entities.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Approximately $352 million of the performance guarantees expire between 2006 and 2007, with the remaining performance guarantees expiring after 2007 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

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

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of September 30, 2006 was approximately $15 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of September 30, 2006 was approximately $50 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and expire in 2006 or 2007.

In connection with Duke Capital’s sale of the Murray merchant generation facility to KGen Partners LLC (KGEN), in August 2004, Duke Capital guaranteed in favor of a bank the repayment of any draws under a $120 million letter of credit issued by the bank to Georgia Power Company. The letter of credit, which expires in 2006, is related to the obligation of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005. Duke Capital will be required to ensure reissuance of this letter of credit or issue similar credit support until the power sales agreement expires in 2012. Duke Capital will operate the sold Murray facility under an operation and maintenance agreement with the KGen subsidiary. As a result, the guarantee has an immaterial fair value. Further, KGen has agreed to indemnify Duke Capital for any payments Duke Capital makes with respect to the $120 million letter of credit.

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of September 30, 2006, Duke Capital had guaranteed approximately $200 million of outstanding surety bonds related to obligations of non-wholly-owned entities. The majority of these bonds expire in various amounts in 2007.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of September 30, 2006 is approximately $200 million, which includes principal and interest. Duke Capital does not believe a loss under the guarantee obligation is probable as of September 30, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of September 30, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

Natural Gas Transmission and International Energy have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission or International Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. As of September 30, 2006, Natural Gas Transmission was the guarantor of approximately $18 million of debt at Westcoast associated with less than wholly-owned entities, which expire in 2019. International Energy was the guarantor of approximately $13 million of performance guarantees associated with less than wholly-owned entities. Substantially all of these guarantees expire between 2006 and 2008.

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

As discussed in Note 1, in connection with the transfer of DENA’s Midwestern assets to Duke Energy Ohio, Duke Capital and Duke Energy Ohio entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse Duke Energy Ohio in the event of certain cash shortfalls that may result from Duke Energy Ohio’s ownership of the Midwestern assets. Duke Capital is unable to estimate total maximum potential amount of future payments under this financial performance guarantee, however payments made under this agreement have not been and are not expected to be significant.

As of September 30, 2006, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses to Duke Energy shareholders. The new gas company, which would be named Spectra Energy, would consist of Duke Capital’s Natural Gas Transmission businesses segment, which would include Union Gas, and would also include Duke Capital’s 50-percent ownership interest in DEFS. While the actual timing of the spin-off, if it occurs, is dependent upon the resolution of certain regulatory and other matters, Duke Energy is currently targeting a January 1, 2007 effective date for the transaction. As a result of the spin-off, Duke Capital is expected to indemnify Duke Energy for any amounts paid under existing guarantees of wholly-owned subsidiaries that will become guarantees of third party performance upon the separation of the gas and power businesses.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

16. Member’s Equity and Related Party Transactions

As discussed in Note 2, in September 2006, Duke Capital deconsolidated its investment in Crescent JV as a result of a reduction in ownership and subsequently has accounted for the investment using the equity method of accounting. Duke Capital’s investment in Crescent JV as of September 30, 2006 was approximately $163 million. Equity earnings for the period from the date of deconsolidated (September 7, 2006) through September 30, 2006 were immaterial. Summary balance sheet information for Crescent, which is accounted for under the equity method, as of September 30, 2006 is as follows:

September 30, 2006
(in millions)
Current assets	$215
Non-current assets	$1,587
Current liabilities	$169
Non-current liabilities	$1,344
Minority interest	$30

During the nine months ended September 30, 2006, Duke Capital advanced approximately $86 million to its parent, Duke Energy, and forgave advances to Duke Energy of approximately $571 million. The advance is presented as Advances to Parent within financing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. The advances forgiveness has been presented as a non-cash financing activity within the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, Duke Capital distributed approximately $2,192 million to Duke Energy to provide funding support for Duke Energy’s dividend payments and share repurchase plan. The distribution was principally obtained from the proceeds received on Duke Capital’s sale of 50% of Crescent to the MS Members (see Note 2). During the nine months ended September 30, 2005, Duke Capital distributed $1,150 million to Duke Energy to provide funding for the execution of Duke Energy’s accelerated share acquisition plan. The distribution was principally obtained from Duke Capital’s portion of the cash proceeds realized from the sale by DEFS of TEPPCO GP and Duke Capital’s sale of its limited partner interest in TEPPCO, noted above.

During 2004, $267 million of cash advances were received by Duke Capital from Duke Energy as a partial return of the income tax benefit associated with the transfer of deferred tax assets to Duke Energy in 2004. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Duke Capital classified the $267 million as an addition to Member’s Equity. Additionally, during the third quarter of 2005, Duke Energy forgave additional advances of $494 million and classified the $494 million as an addition to Member’s Equity. These forgivenesses have been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, Duke Capital received capital contributions of $269 million from Duke Energy, which Duke Capital classified as an addition to Member’s Equity. Additionally, during the nine months ended September 30, 2005, Duke Capital received $104 million in advances from Duke Energy. These transactions are presented as a component of net cash used in financing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005.

Balances due to or due from Duke Energy or other affiliates included in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are as follows:

Assets/(Liabilities)	September 30, 2006	December 31, 2005
	(in millions)
Advances receivable/(payable) (b)	$392	$(30)
Taxes receivable/(payable)(a)	$(38)	$187
Other noncurrent assets (d)	$20	$—
Other current liabilities(c)	$—	$(2)
(a)	Taxes receivable are classified as Other Current Assets on the Consolidated Balance Sheets. Taxes payable are classified as Taxes Accrued on the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. Advances payable are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.
(d)	The balance is classified in Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

For the nine months ended September 30, 2006 and 2005, Duke Capital recorded income in the amount of approximately $62 million and $66 million, respectively, related to management fees charged to an unconsolidated affiliate of Duke Capital. These amounts are recorded in Other Income and Expenses, net on the Consolidated Statements of Operations. Previously, these amounts were recorded as a reduction of Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Prior period amounts have been reclassified to Other Income and Expenses, net to conform to the 2006 presentation. Additionally, for the three months ended September 30, 2006 and 2005, Duke Capital recognized recoveries of expenses in the amount of $223 million and $113 million, respectively. For the nine months ended September 30, 2006 and 2005, Duke Capital recognized recoveries of expenses in the amount of $557 million and $332 million, respectively. These amounts represent recoveries of direct and allocated corporate governance and shared service costs charged to unconsolidated affiliates and are reflected as an offset within Operation, Maintenance, and Other and Depreciation and Amortization within Operating Expenses on the Consolidated Statements of Operations. Also included in Operations, Maintenance and Other within Operating Expenses in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is approximately $14 million and $21 million, respectively, of allocated costs charged to Duke Capital by an affiliate of Cinergy.

For the three months ended September 30, 2006 and 2005, net revenues of approximately $54 million and $0, respectively, are included in the Consolidated Statements of Operations and primarily consist of settlements to Duke Energy or its affiliates for NGL’s, gas hedges and insurance premiums. For the nine months ended September 30, 2006 and 2005, net revenues of approximately $42 million and net revenues of $1 million, respectively, are included in the Consolidated Statements of Operations and primarily consist of settlements to Duke Energy for NGL’s, gas hedges and insurance premiums.

Additionally, as discussed in Note 2, in February 2005, DEFS sold its wholly-owned subsidiary TEPPCO GP, the general partner of TEPPCO Partners, L.P. (TEPPCO), for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO for approximately $100 million. Prior to the completion of these sale transactions, Duke Energy accounted for its investment in TEPPCO under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Capital’s co-equity owner in DEFS, which reduced Duke Energy’s ownership interest in DEFS from 69.7% to 50% and resulted in Duke Energy and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Capital deconsolidated its investment in DEFS and subsequently has accounted for the investment using the equity method of accounting (see Note 2). Duke Capital’s 50% of equity in earnings of DEFS for the three and nine months ended September 30, 2006 was approximately $159 million and $454 million, respectively, and Duke Capital’s investment in DEFS as of September 30, 2006 was $1,351 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. Duke Capital’s 50% of equity in earnings of DEFS for the three months ended September 30, 2005 was approximately $126 million. During the three months ended September 30, 2006, Duke Capital had gas sales to and other operating expenses from affiliates of DEFS of approximately $40 million and $3 million, respectively. During the nine months ended September 30, 2006, Duke Capital had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $110 million, $36 million and $24 million, respectively. During the three months ended September 30, 2005, Duke Capital had gas sales to and purchases from affiliates of approximately $28 million and $30 million, respectively. As of September 30, 2006, Duke Capital had payables to affiliates of DEFS of approximately $58 million. Additionally, Duke Capital received approximately $385 million in distributions of earnings from DEFS in the nine months ended September 30, 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Duke Capital has recognized an approximate $98 million receivable as of September 30, 2006 due to its share of a distribution declared by DEFS in September 2006 but paid in October 2006. Summary financial information for DEFS, which is accounted for under the equity method, as of and for the three and nine months ended September 30, 2006 is as follows:

	Three months Ended September 30, 2006	Three months Ended September 30, 2005	Nine months Ended September 30, 2006
	(in millions)
Operating revenues	$3,190	$3,386	$9,501
Operating expenses	$2,841	$3,105	$8,492
Operating income	$349	$281	$1,009
Net income	$318	$252	$908

	September 30, 2006
	(in millions)
Current assets	$2,524
Non-current assets	$4,759
Current liabilities	$2,515
Non-current liabilities	$2,028
Minority interest	$102

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

In December 2005, Duke Capital completed a 140 million Canadian dollar initial public offering on its Canadian income trust fund, the Income Fund, and sold 14 million Trust Units at an offering price of 10 Canadian dollars per Trust Unit. In January 2006, a subsequent greenshoe sale of 1.4 million additional Trust Units, pursuant to an overallotment option, were sold at a price of 10 Canadian dollars per Trust Unit. Proceeds of approximately 14 million Canadian dollars are included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. Subsequent to the January 2006 sale of additional Trust Units, Duke Capital held an approximate 58% ownership interest in the Income Fund. In September 2006, the Income Fund sold approximately 9 million previously unissued Trust Units at a price of 12.15 Canadian dollars per Trust Unit for total proceeds of 104 million Canadian dollars, net of commissions and expenses of issuance, which is included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. The sale of approximately 9 million Trust Units reduced Duke Capital’s ownership interest in the Income Fund to approximately 46% at September 30, 2006. As a result of the sale of

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

additional Trust Units, Duke Capital recognized an approximate $15 million U.S. dollar pre-tax SAB No. 51 gain on the sale of subsidiary stock, which is classified in Gain on Sale of Subsidiary Stock on the Consolidated Statements of Operations. The proceeds from the offering plus the draw down of approximately 39 million Canadian dollars on an available credit facility were used by the Income Fund to acquire a 100% interest in Westcoast Gas Services, Inc. There were no deferred taxes recorded as a result of this transaction.

Also see Notes 1, 2, 3, 6, 9, 11 and 15 for additional related party information.

17. New Accounting Standards

The following new accounting standards were adopted by Duke Capital subsequent to September 30, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Capital to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Capital currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Capital is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Capital in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 3.)

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

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Capital adopted SFAS No. 123(R) and SAB No. 107 effective January 1, 2006.

FASB Interpretation (FIN) No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 were effective for Duke Capital as of December 31, 2005. The provisions of FIN No. 47 were effective for Duke Capital as of December 31, 2005 and resulted in an increase in assets of $7 million, an increase in liabilities of $11 million and a net-of-tax cumulative effect adjustment to earnings of $4 million.

FASB Staff Position (FSP) No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (FSP No. APB 18-1). In July 2005, the FASB staff issued FSP No. APB 18-1 which provides guidance for how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB Opinion No. 18), requires a transaction of an equity method investee of a capital nature be accounted for as if the investee were a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP No. APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP No. APB 18-1 was effective for Duke Capital beginning October 1, 2005. The adoption of FSP No. APB 18-1 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4). In February 2006, the FASB staff issued FSP FAS No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Duke Capital as of April 1, 2006. Duke Capital adopted SFAS No. 123(R) as of January 1, 2006 (see Note 3). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Capital’s consolidated statement of operations, cash flows or financial position.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. FAS 115-1 and 124-1). The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which was effective for Duke Capital beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18. The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance is effective for all entities with which Duke Capital first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46 (R)-6 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (EITF No. 05-1). In June 2006, the EITF reached a consensus on EITF No. 05-1. The consensus requires that the issuance of

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that became convertible upon the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. If the debt instrument did not contain a substantive conversion option as of its issuance date, the issuance of equity securities to settle the debt instrument should be accounted for as a debt extinguishment. The consensus was effective for Duke Capital for all conversions within its scope that resulted from the exercise of call options beginning July 1, 2006. The adoption of EITF No. 05-1 did not have a material impact on Duke Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of September 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Capital’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Capital, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Capital is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan--measured as the difference between plan assets at fair value and the benefit obligation--in its statement of financial position, (2) recognize as a component of OCI, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Capital is required to initially recognize the funded status of its defined benefit pension and other postretirement plans and to provide the required additional disclosures as of December 31, 2006. Retrospective application is not permitted. Duke Capital anticipates that adoption of SFAS No. 158 recognition and disclosure provisions will result in a decrease in total assets of approximately $34 million, an increase in total liabilities of approximately $111 million and a decrease in accumulated other comprehensive income, net of tax, of approximately $77 million as of December 31, 2006 related to the Westcoast plans. Duke Capital does not anticipate the adoption of SFAS No. 158 will have any material impact on its consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Capital has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. The measurement date requirement is effective for the year ending December 31, 2008, and early application is encouraged. Duke Capital intends to adopt the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost for the three-month period between September 30, 2006 and December 31, 2006 will be recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007, except for any gain or loss arising from curtailments or settlement, if any, during that three-month period,

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

which would be recognized in earnings in 2006. Additionally, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost will be recognized, net of tax, as an adjustment to OCI.

SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 is effective for Duke Capital’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Capital currently uses a dual approach for quantifying identified financial statement misstatements. Therefore, Duke Capital does not anticipate the adoption of SAB No. 108 will have any material impact on its consolidated results of operations, cash flows or financial position.

FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for Duke Capital as of January 1, 2007. Duke Capital is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for Duke Capital as of January 1, 2007. Duke Capital is currently evaluating the impact of adopting FSP No. FAS 123(R)-5 and cannot currently estimate the impact of adopting FAS 123(R)-5 on its consolidated results of operations, cash flows or financial position.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Capital as of January 1, 2007 and will be applied retrospectively for all financial statements presented. Duke Capital does not anticipate the adoption of FSP No. AUG-AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Capital beginning January 1, 2007. Duke Capital does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 is effective for Duke Capital as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. Duke Capital is currently evaluating the impact of adopting EITF No. 06-5, and cannot currently estimate the impact of EITF No. 06-5 on its consolidated results of operations, cash flows or financial position.

18. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes, such as sales and use, franchise, and property, have been made for potential liabilities resulting from such matters. As of September 30, 2006 and December 31, 2005, Duke Capital had total provisions of approximately $125 million for uncertain tax positions, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position.

The effective tax rate for income from continuing operations for the three months ended September 30, 2006 was approximately 38.6% as compared to 34.6% for the same period in 2005. The increase in the effective tax rate for income from continuing operations for the three months ended September 30, 2006 as compared to the same period in the prior year primarily relates to non-deductible costs associated with the proposed spin-off of the natural gas businesses and an increase in state taxes as a result of setting up an additional tax reserve.

The effective tax rate for the nine months ended September 30, 2006 was approximately 36.3% as compared to 39.2% for the same period in 2005. The decrease in the effective tax rate for income from continuing operations for the nine months ended September 30, 2006 as compared to the same period in the prior year primarily relates to the reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy, partially offset by non-deductible costs associated with the proposed spin-off of the natural gas businesses. Additionally, the effective tax rate for income from continuing operations was impacted by tax expenses of approximately $36 million associated with the 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the flow through of certain tax losses to Duke Energy up through April 1, 2006.

As of September 30, 2006 and December 31, 2005, approximately $232 million and $168 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At September 30, 2006, these balances exceeded 5% of total current assets.

19. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2006 and 2005 are presented in the Consolidated Statements of Member’s Equity and Comprehensive Income.

PART I

DUKE CAPITAL LLC

Notes To Consolidated Financial Statements—(Continued)

Total Comprehensive Income (Loss)

	Three Months Ended September 30,
	2006	2005
	(in millions)
Net Income (Loss)	$447	$(534)

Other comprehensive income
Foreign currency translation adjustments	(16)	308
Net unrealized gains on cash flow hedges [a]	6	164
Reclassification into earnings from cash flow hedges [b]	7	(878)
Other [c]	(4)	—

Other comprehensive income (loss), net of tax	(7)	(406)

Total Comprehensive Income (Loss)	$440	$(940)

a	Net unrealized gains on cash flow hedges, net of $3 million and $104 million tax expense for the three months ended September 30, 2006 and 2005, respectively.
b	Reclassification into earnings from cash flow hedges, net of $4 million tax expense and $502 million tax benefit for the three months ended September 30, 2006 and 2005, respectively. Reclassification into earnings from cash flow hedges for the three months ended September 30, 2005, is primarily due to the recognition of DENA’s unrealized net gains related to hedges on forecasted future transactions that will no longer occur as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 10 and 12).
c	Net of $1 million tax benefit for the three months ended September 30, 2006.

20. Subsequent Events

For information on subsequent events related to debt and credit facilities, discontinued operations and assets held for sale, commitments and contingencies and member’s equity and related party transactions see Notes 5, 10, 14 and 16 respectively.

PART I

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). The term Duke Energy, as used in this report, refers to Old Duke Energy and New Duke Energy, as the context requires.

On April 1, 2006, in connection with the above transactions, Old Duke Energy transferred the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM) to its wholly-owned subsidiary, Duke Capital LLC (collectively with its subsidiaries, Duke Capital). As a result of these transfers, prior period amounts have been retrospectively adjusted to include the results of operations, financial position and cash flows related to DEM as these transactions represent a transfer of assets under common control. Additionally, on April 1, 2006, Duke Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Accordingly, Bison’s operations are not included in Duke Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in Duke Capital.

Additionally, in April 2006, Duke Capital indirectly transferred to Duke Energy Ohio, Inc. (Duke Energy Ohio) (formerly The Cincinnati Gas & Electric Company (CG&E)), a subsidiary of Cinergy, its ownership interest in Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 megawatts (MWs). In connection with this transfer, Duke Capital transferred to Duke Energy Ohio approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital contribution at historical cost. In connection with the transfer, Duke Capital and Duke Energy Ohio entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Duke Capital will reimburse Duke Energy Ohio in the event of certain cash shortfalls that may result from Duke Energy Ohio’s ownership of the Midwestern assets. The results of operations for DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

Executive Overview

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses to Duke Energy shareholders. The new natural gas company, which would be named Spectra Energy, would principally consist of Duke Capital’s Natural Gas Transmission business segment, which would include Union Gas, and would also include Duke Capital’s 50-percent ownership interest in Duke Energy Field Services, LLC (DEFS). If completed, the spin off of the natural gas business is expected to deliver long-term value to Duke Energy shareholders as the two stand-alone companies would be able to more easily participate in growth opportunities in their own industries as well as the gas and power industry consolidations. It is anticipated that approximately $9 billion of debt currently at Duke Capital and its consolidated subsidiaries would transfer to the new natural gas company at the time of the spin-off. While the actual timing of the spin-off, if it occurs, is dependent upon the resolution of certain regulatory and other matters, Duke Energy is currently targeting a January 1, 2007 effective date for the transaction. Duke Energy expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes to both Duke Energy and its shareholders and is still evaluating other income tax impacts of the transaction. The transaction required Virginia State Corporation Commission approval, which was received during the third quarter of 2006. In addition, approval from the Federal Communications Commission would be required for the indirect change in control over various licenses from Duke Energy to the new gas company. Duke Energy made the requisite applications in the third quarter 2006. This spin-off will likely have a material impact on Duke Capital’s consolidated results of operations, cash flows and financial condition, as well as liquidity and capital resources.

Additionally, the Board of Directors of Duke Energy authorized management to explore the potential value of bringing in a joint venture partner at Crescent to expand the business and create a platform for increased growth. On September 7, 2006, an indirect wholly owned subsidiary of Duke Capital closed an agreement to create a joint venture of Crescent (the Crescent JV) with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the MS Members). Under the

PART I

agreement, the Duke Capital subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.23 billion, of which approximately $1.19 billion was immediately distributed to Duke Capital and has been classified as a financing activity in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Capital for a purchase price of approximately $415 million. The MS Members 49% interest reflects a 2% interest in the Crescent JV issued by the joint venture to the President and Chief Executive Officer of Crescent which is subject to forfeiture if the executive voluntarily leaves employment of the Crescent JV within a three year period. Additionally, this interest can be put back to the Crescent JV after three years or possibly earlier upon the occurrence of certain events at 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. Accordingly, Duke Capital has an effective 50% ownership in the equity of the Crescent JV for financial reporting purposes. In conjunction with this transaction, Duke Capital recognized a pre-tax gain of approximately $250 million on the sale. As a result of the Crescent transaction, Duke Capital no longer controls the Crescent JV and on September 7, 2006 deconsolidated its investment in Crescent and subsequently will account for its investment in the Crescent JV utilizing the equity method of accounting.

For the three months ended September 30, 2006, Duke Capital reported net income of $447 million as compared to a net loss of $534 million for the three months ended September 30, 2005. The increase in net income was due primarily to an approximate $1.1 billion after-tax impairment charge (approximately $1.3 billion pre-tax) in 2005 related to DENA, an approximate $250 million pre-tax gain recorded in 2006 on Duke Capital’s sale of 50% of its interest in Crescent and the absence of prior year hedge losses associated with de-designated Field Services’ hedges, partially offset by an approximate $575 million pre-tax gain recorded in 2005 as a result of the DEFS disposition transaction, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50% effective July 1, 2005.

For the nine months ended September 30, 2006, Duke Capital reported net income of $989 million as compared to net income of $247 million for the nine months ended September 30, 2005. The increase in net income was due primarily to an approximate $1.1 billion after-tax impairment charge (approximately $1.3 billion pre-tax) in 2005 related to DENA, an approximate $250 million pre-tax gain recorded in 2006 on Duke Capital’s sale of 50% of its interest in Crescent and the absence of prior year hedge losses associated with de-designated Field Services’ hedges, partially offset by the pre-tax gains of approximately $900 million (net of minority interest of approximately $343 million) recorded in 2005 related to DEFS’ sale of Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP) and Duke Capital’s sale of its limited partner interests in TEPPCO LP, and an approximate $575 million gain recorded in 2005 as a result of the DEFS disposition transaction.

The highlights for the three and nine months ended September 30, 2006 include:

•	Natural Gas Transmission’s earnings decreased for the three months ended September 30, 2006 compared to the same period in the prior year due primarily to higher operating and maintenance costs, lower earnings on Canadian operations and lower equity earnings related to project financing, partially offset by higher natural gas processing—primarily from the addition of the Empress assets acquired in 2005. For the nine months ended September 30, 2006, Natural Gas Transmission’s earnings increased over the same period in the previous year due to higher natural gas processing—primarily Empress assets, business expansion, favorable resolution of property tax issues and the impact of a strengthening Canadian currency, partially offset by higher operating costs and lower equity earnings related to interest expense;
•	Field Services earnings decreased in 2006 as compared to the same periods in the prior year, primarily as a result of the gain from the sale of TEPPCO in 2005, the gain in 2005 resulting from the DEFS disposition transaction, as well as the impact of the reduction in ownership percentage by Duke Capital as a result of the DEFS disposition transaction, and decreased volumes, partially offset by strong commodity prices during 2006, natural gas liquids (NGL) and gas marketing results and lower hedge losses recognized with the discontinuance of certain cash flow hedges in 2005;
•	International Energy earnings increased for the three months ended September 30, 2006 compared to the same period in the prior year due primarily to an equity investment impairment related to Campeche recorded in the third quarter 2005 and favorable hydrology in Argentina, partially offset by unfavorable hydrology in Peru and Brazil, and an unplanned outage at National Methanol Company (NMC). For the nine months ended September 30, 2006, International Energy experienced lower earnings compared to the same period in the prior year primarily driven by a second quarter 2006 impairment of the Campeche equity investment in Mexico and related note receivable, increased power purchases as a result of an unplanned outage in Peru, unfavorable hydrology in Peru and Brazil, and unplanned outages at NMC. These results were partially offset by favorable hydrology in Argentina and favorable currency impacts—mainly in Brazil;

PART I

•	Crescent had improved results compared to same periods in the prior year, driven primarily by the gain recorded in the third quarter 2006 on Duke Capital’s sale of 50% of its interest in Crescent and an approximate $133 million gain on the sales of properties at Potomac Yard in Washington, DC and a land sale at Lake Keowee in South Carolina in the second quarter 2006, partially offset by third quarter 2005 gains of $86 million on the sales of a commercial office building portfolio and legacy land;
•	Other earnings increased for the three months ended September 30, 2006 compared to the same period in the prior year due primarily to impacts of certain discontinued cash flow hedges, a higher management fee charged to an unconsolidated affiliate and decreased net captive insurance expenses due to the transfer of Bison to Duke Energy on April 1, 2006. For the nine months ended September 30, 2006, Other losses decreased compared to the same period in the prior year primarily as a result of lower losses on Field Services hedges and decreased net captive insurance expenses due to the transfer of Bison to Duke Energy on April 1, 2006; and
•	Income (loss) from discontinued operations, primarily related to the exit of the DENA business, improved in 2006 compared to the same periods in the prior year due primarily to a charge in 2005 for the impairment of assets and the discontinuance of hedge accounting for certain positions at DENA, as a result of the decision to exit substantially all DENA operations except for the Midwestern operations, remaining Southeastern operations, and Duke Energy Trading and Marketing (DETM). The 2006 results reflect the impacts of termination or sale of the final remaining contracts at DENA, as well as the loss on operation of DENA’s Midwestern assets, which were transferred to Duke Energy Ohio in April 2006.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$1,201	$1,424	$(223)	$4,511	$9,535	$(5,024)
Operating expenses	868	1,075	(207)	3,370	8,269	(4,899)
Gains on sales of investments in commercial and multi-family real estate	30	63	(33)	201	117	84
Gains on sales of other assets and other, net	248	580	(332)	276	588	(312)

Operating income	611	992	(381)	1,618	1,971	(353)
Other income and expenses, net	271	88	183	669	1,557	(888)
Interest expense	186	157	29	542	596	(54)
Minority interest expense	20	10	10	50	508	(458)

Earnings from continuing operations before income taxes	676	913	(237)	1,695	2,424	(729)
Income tax expense from continuing operations	261	316	(55)	616	950	(334)

Income from continuing operations	415	597	(182)	1,079	1,474	(395)
Income (loss) from discontinued operations, net of tax	32	(1,131)	1,163	(90)	(1,227)	1,137

Net income (loss)	$447	$(534)	$981	$989	$247	$742

Consolidated Operating Revenues

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating revenues for the three months ended September 30, 2006 decreased $223 million, compared to the same period in 2005. This change was driven primarily by:

•	A $192 million decrease in Other due primarily to the continued wind-downs of DETM, Duke Energy Merchants, LLC (DEM) and Duke Capital’s 50% interest in Duke/Fluor Daniel (D/FD), and a prior year gain related to DENA’s hedge discontinuance in the Southeast (approximately $30 million), and
•	A $39 million decrease at Crescent driven primarily by lower residential developed lot sales, due primarily to decreased sales in Florida.

Partially offsetting this decrease in revenues was:

•	A $52 million increase at International Energy due primarily to increased ownership and resulting consolidation of Aguaytia (approximately $33 million).

PART I

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating revenues for the nine months ended September 30, 2006 decreased $5,024 million, compared to the same period in 2005. This change was driven primarily by:

•	A $5,530 million decrease due to the deconsolidation of DEFS, effective July 1, 2005, and
•	An approximate $203 million decrease in Other due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD.

Partially offsetting this decrease in revenues were:

•	A $500 million increase at Natural Gas Transmission due primarily to new Canadian assets, primarily higher processing revenues on the Empress System (approximately $298 million), recovery of higher natural gas commodity costs (approximately $152 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas, and favorable Canadian dollar foreign exchange impacts (approximately $134 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $150 million)
•	A $183 million increase at International Energy due primarily to increased ownership and resulting consolidation of Aguaytia (approximately $81 million), higher energy prices in El Salvador (approximately $41 million), favorable exchange rates in Brazil (approximately $28 million) and higher electricity volumes and prices in Argentina (approximately $25 million), and
•	An approximate $130 million increase in Other related to the prior year impact of the realized and unrealized mark-to-market losses of Field Services’ hedges that had been recorded in operating revenues prior to the deconsolidation of DEFS.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating expenses for the three months ended September 30, 2006 decreased $207 million, compared to the same period in 2005. This change was driven primarily by:

•	An approximate $140 million decrease in Other due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD, and
•	An approximate $63 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006 and the prior year recognition of reserves for estimated property damage related to hurricanes and business interruption losses, and
•	A $58 million decrease at Crescent driven primarily by lower residential developed lot sales and an impairment charge in the third quarter 2005 related to a residential community near Hilton Head, South Carolina as a result of higher than expected costs and lower than anticipated sales volume.

Partially offsetting this decrease in expenses was:

•	A $48 million increase at International Energy due primarily to increased ownership and resulting consolidation of Aguaytia (approximately $20 million), and increased purchased power and regulatory fees in Latin America (approximately $30 million).

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating expenses for the nine months ended September 30, 2006 decreased $4,899 million, compared to the same period in 2005. This change was driven primarily by:

•	An approximate $5,087 million decrease due to the deconsolidation of DEFS, effective July 1, 2005
•	An approximate $242 million decrease in Other due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD
•	An approximate $120 million decrease associated with the prior year recognition of unrealized losses in accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 12 to the Consolidated Financial Statements, “Risk Management Instruments”), and
•	An approximate $96 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, prior year charges for liabilities associated with mutual insurance companies and recognition of reserves for estimated property damage related to hurricanes and business interruption losses.

PART I

Partially offsetting this decrease in expenses were:

•	A $467 million increase at Natural Gas Transmission due primarily to new Canadian assets, primarily the Empress System (approximately $225 million), increased natural gas prices at Union Gas (approximately $152 million), resulting from high natural gas prices passed through to customers without a mark-up at Union Gas, Canadian dollar foreign exchange impacts (approximately $106 million), partially offset by lower gas purchase costs due to unseasonably warmer weather (approximately $127 million), and
•	A $192 million increase at International Energy due primarily to increased ownership and resulting consolidation of Aguaytia (approximately $64 million), an allowance on a note receivable from the Campeche equity investment (approximately $38 million), and higher fuel prices and volumes, and purchased power costs in Latin America (approximately $90 million).

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated gains on sales of investments in commercial and multi-family real estate decreased $33 million compared to the same period in 2005. This decrease was driven primarily by a $41 million land sale gain at Catawba Ridge in South Carolina in the third quarter of 2005 compared to lesser activity in the third quarter of 2006.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated gains on sales of investments in commercial and multi-family real estate increased $84 million compared to the same period in 2005. This increase was primarily due to an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina in 2006, partially offset by a $41 million land sale gain at Catawba Ridge in South Carolina in 2005.

Consolidated Gains on Sales of Other Assets and Other, Net

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated gains on sales of other assets and other, net for the three months ended September 30, 2006 decreased $332 million, compared to the same period in 2005. The decrease was due primarily to an approximate $575 million gain recorded in 2005 as a result of the DEFS disposition transaction, partially offset by an approximate $250 million gain in 2006 on the sale of an effective 50% interest in Crescent, creating a joint venture between Duke Capital and MSREF.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated gains on sales of other assets and other, net for the nine months ended September 30, 2006 decreased $312 million, compared to the same period in 2005. The decrease was due primarily to an approximate $575 million gain recorded in 2005 as a result of the DEFS disposition transaction, partially offset by an approximate $250 million gain in 2006 on the sale of an effective 50% interest in Crescent, creating a joint venture between Duke Capital and MSREF and an approximate $23 million gain on the settlement of a customer’s transportation contract at Natural Gas Transmission in 2006.

Consolidated Operating Income

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating income for the three months ended September 30, 2006 decreased $381 million, compared to the same period in 2005. Decreased operating income was primarily related to an approximate $575 million gain in 2005 resulting from the DEFS disposition transaction, partially offset by an approximate $250 million gain in 2006 on the sale of a 50% interest in Crescent. Other drivers to operating income are discussed above.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated operating income for the nine months ended September 30, 2006 decreased $353 million, compared to the same period in 2005. Decreased operating income was primarily related to an approximate $575 million gain in 2005 resulting from the DEFS disposition transaction and the impacts of the deconsolidation of DEFS, effective July 1, 2005, which amounted to approximately $443 million for the nine months ended September 30, 2005. Partially offsetting these decreases were an approximate $250 million gain in 2006 on the sale of a 50% interest in Crescent, an approximate $250 million negative impact to operating income in 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk and an $84 million increase in gains on sales of investments in commercial and multi-family real estate. Other drivers to operating income are discussed above.

For more detailed discussions, see the segment discussions that follow.

PART I

Consolidated Other Income and Expenses, net

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated other income and expenses, net for the three months ended September 30, 2006 increased $183 million, compared to the same period in 2005. The increase was due primarily to approximately $20 million of mark-to-market gains on DEFS hedges due to decreases in crude oil prices for the three months ended September 30, 2006 as compared to losses of approximately $105 million in the same period in the prior year, an increase of approximately $19 million in equity in earnings of unconsolidated affiliates primarily due to the increased earnings at DEFS, approximately $20 million of impairment charges on equity method investments recorded in the third quarter 2005, primarily International Energy’s investment in Campeche (see Note 9 to the Consolidated Financial Statements, “Impairments and Other Charges”) and a Staff Accounting Bulletin (SAB) No. 51 gain of $15 million in 2006 related to the Duke Energy Income Fund’s (Income Fund) issuance of additional units of the Canadian income trust fund, which resulted in a dilution of Duke Capital’s ownership.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated other income and expenses, net for the nine months ended September 30, 2006 decreased $888 million, compared to the same period in 2005. The decrease was due primarily to the $1,245 million pre-tax gains on sales of equity investments recorded in 2005, primarily associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP, as discussed above, partially offset by an increase of approximately $308 million in equity in earnings of unconsolidated affiliates primarily due to the deconsolidation of DEFS starting July 1, 2005 and an approximate $80 million increase related to mark-to-market impacts associated with DEFS hedges resulting from prior year losses of approximately $105 million offset by 2006 losses of approximately $25 million.

Consolidated Interest Expense

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated interest expense for the three months ended September 30, 2006 increased $29 million, compared to the same period in 2005. This increase is primarily attributable to higher interest in Brazil and Argentina, and unfavorable exchange rate impacts.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated interest expense for the nine months ended September 30, 2006 decreased $54 million, compared to the same period in 2005. This decrease is primarily attributable to the reduced interest expense associated with DEFS, which was deconsolidated on July 1, 2005, partially offset by higher interest in Brazil and Argentina, and unfavorable exchange rate impacts.

Consolidated Minority Interest Expense

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated minority interest expense for the nine months ended September 30, 2006 decreased $458 million, compared to the same period in 2005. The decrease primarily resulted from the 2005 gain associated with the sale of TEPPCO GP and the impact of deconsolidation of DEFS.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated income tax expense from continuing operations for the three months ended September 30, 2006 decreased $55 million, compared to the same period in 2005. The decrease primarily resulted from lower pre-tax earnings. The effective tax rate increased in the three months ended September 30, 2006 (38.6%) compared to the same period in 2005 (34.6%), due primarily to non-deductible costs associated with the proposed spin-off of the natural gas businesses and an increase in state taxes as a result of setting up an additional tax reserve.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated income tax expense from continuing operations for the nine months ended September 30, 2006 decreased $334 million, compared to the same period in 2005. This decrease primarily resulted from lower pre-tax earnings, due primarily to the 2005 gains associated with the sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP as discussed above, offset by the 2006 gain on Crescent. The effective tax rate decreased in the nine months ended September 30, 2006 (36.3%) compared to the same period in 2005 (39.2%), due primarily to the reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy, partially offset by non-deductible costs associated with the proposed spin-off of the natural gas businesses. Additionally, the effective tax rate for income from continuing operations was impacted by tax expenses of approximately $36 million associated with the 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the flow through of certain tax losses to Duke Energy up through April 1, 2006.

PART I

Consolidated Income (Loss) from Discontinued Operations, net of tax

Three Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated income (loss) from discontinued operations, net of tax for the three months ended September 30, 2006 improved $1,163 million, compared to the same period in 2005. This improvement primarily resulted from approximately $32 million of after-tax income at DENA during the three months ended September 30, 2006 as a result of certain contract terminations or sales, as compared to an approximate $1.1 billion after-tax charge (approximately $1.3 billion pre-tax) in 2005 for the impairment of assets and the discontinuance of hedge accounting for certain positions at DENA, as a result of the decision to exit substantially all DENA operations except for the Midwestern operations, remaining Southeastern operations, and DETM (see Note 10 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). Also contributing to the improvement was an approximate $19 million decrease in loss related to the transfer of DENA’s Midwestern assets to Duke Energy Ohio in April 2006.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005. Consolidated income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2006 improved $1,137 million compared to the same period in 2005. This improvement primarily resulted from approximately $70 million of after-tax losses at DENA in 2006 associated with certain contract terminations or sales, as compared to an approximate $1.1 billion, after-tax impairment charge (approximately $1.3 billion pre-tax) in 2005 related to DENA, discussed above. Also contributing to the improvement was an approximate $45 million decrease in loss related to the transfer of DENA’s Midwestern assets to Duke Energy Ohio in April 2006.

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

See Note 11 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Capital’s new segment structure.

EBIT by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Natural Gas Transmission	$303	$329	$1,102	$1,044
Field Services (a)	158	701	450	1,784
International Energy	69	63	182	217
Crescent (c)	300	120	515	210

Total reportable segment EBIT	830	1,213	2,249	3,255
Other	22	(148)	(55)	(270)

Total reportable segment and other EBIT	852	1,065	2,194	2,985
Interest expense	(186)	(157)	(542)	(596)
Interest income and other (b)	10	5	43	35

Consolidated earnings from continuing operations before income taxes	$676	$913	$1,695	$2,424

(a)	In July 2005, Duke Energy caused a Duke Capital subsidiary to complete the agreement with ConocoPhillips to reduce Duke Capital’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(c)	In September 2006, Duke Energy caused a Duke Capital subsidiary to complete a joint venture transaction of Crescent (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). As a result, Crescent EBIT for the three and nine months ended September 30, 2006 includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.

PART I

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$871	$869	$2	$3,324	$2,824	$500
Operating expenses	586	549	37	2,276	1,809	467
Gains on sales of other assets and other, net	2	—	2	31	4	27

Operating income	287	320	(33)	1,079	1,019	60
Other income and expenses, net	25	17	8	52	48	4
Minority interest expense	9	8	1	29	23	6

EBIT	$303	$329	$(26)	$1,102	$1,044	$58

Proportional throughput, TBtu [a]	729	759	(30)	2,398	2,534	(136)
a	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The slight increase was driven primarily by:

•	A $32 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)
•	A $31 million increase due primarily to higher processing revenues on the Empress System, as a result of increased commodity prices
•	A $7 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses, and
•	A $6 million increase from completed and operational pipeline expansion projects in the United States, partially offset by
•	A $47 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage, and
•	A $12 million decrease in U.S. business operations driven by lower processing revenues and a 2005 insurance recovery.

Operating Expenses. The increase was driven primarily by:

•	A $35 million increase in the U.S. primarily related to higher insurance premiums, benefits costs, pipeline integrity costs, and other increased transmission and storage operation expenses,
•	A $25 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above),
•	A $7 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues.
•	A $4 million increase at British Columbia Pipeline System for higher plant maintenance turnaround costs, and
•	A $3 million increase due primarily to higher gas purchase cost associated with the Empress System, partially offset by
•	A $46 million decrease in gas purchase costs at Union Gas, primarily resulting from lower gas usage.

Other Income and Expenses, net. The increase was driven primarily by a pre-tax SAB No. 51 gain of $15 million in 2006 related to the Income Fund’s issuance of additional units of the Canadian income trust fund, partially offset by a $3 million decrease in Gulfstream equity due to lower earnings from increased interest expense.

EBIT. The decrease in EBIT is due primarily to the increase in U.S. operating and maintenance expenses, a decrease in U.S business operations, and a 2005 insurance recovery, partially offset by increased processing earnings (Empress System), the gain on the Income Fund’s issuance of additional units of the Canadian income trust fund, and the strengthening Canadian currency.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The increase was driven primarily by:

•	A $298 million increase due to new Canadian assets, primarily higher processing revenues on the Empress System as a result of commodity prices

PART I

•	A $152 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses.
•	A $134 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses),
•	A $29 million increase in U.S. business operations driven by increased processing revenues associated with transportation, partially offset by a 2005 insurance recovery, and
•	A $21 million increase from completed and operational pipeline expansion projects in the U.S., partially offset by
•	A $150 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to warmer weather compared to 2005.

Operating Expenses. The increase was driven primarily by:

•	A $225 million increase due to new Canadian assets, primarily gas purchase cost associated with the Empress System
•	A $152 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues
•	A $106 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above) and
•	A $66 million increase in U.S. primarily related to higher insurance premiums, benefits costs, IT costs, pipeline integrity costs, and other increased transmission and storage operation expenses, partially offset by
•	A $127 million decrease in gas purchase costs at Union Gas, primarily resulting from lower gas usage due to unseasonably warmer weather and
•	A $15 million decrease related to the resolution in 2006 of prior tax years’ ad valorem tax issues.

Gain on Sales of Other Assets and Other, net. The increase was driven primarily by a $23 million gain in 2006 on the settlement of a customer’s transportation contract, and a $5 million gain on the sale of Stone Mountain assets in 2006.

Other Income and Expenses, net. The increase was driven primarily a pre-tax SAB No. 51 gain of $15 million related to the Income Fund’s issuance of additional units of the Canadian income trust fund, partially offset by a $5 million construction fee received in 2005 from an affiliate as a result of the successful completion of the Gulfstream Natural Gas System, LLC (Gulfstream), 50% owned by Duke Capital, Phase II project, and Natural Gas Transmission’s 50% share of operating and maintenance expenses in 2006 on the Southeast Supply Header project.

EBIT. The increase in EBIT is due primarily to the increase in processing earnings (Empress System), the gain on settlement of a customer’s transportation contract, U.S. business expansion and operations, the gain on the Income Fund’s issuance of additional units of the Canadian income trust fund and the strengthening Canadian currency, partially offset by increased U.S. operating and maintenance expenses, the 2005 Gulfstream success fee and unfavorable Union weather and operations.

Matters Impacting Future Results

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses to Duke Energy shareholders. The new natural gas company, which would be named Spectra Energy, would principally consist of Duke Capital’s Natural Gas Transmission business segment, which would include Union Gas, and would also include Duke Capital’s 50-percent ownership interest in DEFS. Approximately $9 billion of debt currently at Duke Capital and its consolidated subsidiaries is anticipated to transfer to the new natural gas company at the time of the spin-off. If completed, the decision to spin off the natural gas business is expected to deliver long-term value to shareholders. While the actual timing of the spin-off, if it occurs, is dependent upon the resolution of certain regulatory and other matters, Duke Energy is currently targeting a January 1, 2007 effective date for the transaction.

During the quarter ended September 30, 2006, Natural Gas Transmission recognized a $15 million pre-tax gain on the sale of additional units of the Canadian income trust fund, the Duke Energy Income Fund (Income Fund). If the Income Fund issues additional units in the future to finance its cash needs, Natural Gas Transmission could recognize future SAB No. 51 gain or loss transactions.

On October 31, 2006, the Minister of Finance in Canada announced proposed changes to the income tax treatment of “flow-through entities”, including income trusts, such as the Income Fund. If the proposal is implemented in its current form, income trusts will be subject to tax at corporate rates on the taxable portion of their distributions which would apply beginning with the 2011 taxation year of the Income Fund. Duke Capital will monitor the impact of these proposed changes on the Income Fund and on the future use of such entities, but does not currently expect significant impacts to Natural Gas Transmission as a result of these changes.

PART I

Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$—	$—	$—	$—	$5,530	$(5,530)
Operating expenses	1	—	1	4	5,211	(5,207)
Gains on sales of other assets and other, net	—	576	(576)	—	577	(577)

Operating income	(1)	576	(577)	(4)	896	(900)
Equity in earnings of unconsolidated affiliates (a)	159	126	33	454	126	328
Other income and expenses, net	—	(1)	1	—	1,259	(1,259)
Minority interest expense	—	—	—	—	497	(497)

EBIT (a)	$158	$701	$(543)	$450	$1,784	$(1,334)

Natural gas gathered and processed/transported, TBtu/d (b)	6.7	6.7	—	6.8	6.8	—
NGL production, MBbl/d (c)	361	342	19	361	355	6
Average natural gas price per MMBtu (d) (e)	$6.58	$8.37	$(1.79)	$7.45	$7.12	$0.33
Average NGL price per gallon (e)	$1.02	$0.91	$0.11	$0.96	$0.80	$0.16
(a)	Includes Duke Capital’s 50% equity in earnings of DEFS net income subsequent to the deconsolidation of DEFS effective July 1, 2005. Results of DEFS prior to July 1, 2005 are presented on a consolidated basis.
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub
(e)	Does not reflect results of commodity hedges.

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

Three months ended September 30, 2006 as Compared to September 30, 2005

Gains on Sales of Other Assets and Other, net. The decrease was due primarily to an approximate pre-tax gain of $575 million on the DEFS disposition transaction during the prior year.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Capital’s 50% of equity earnings of DEFS’ net income for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. DEFS’ earnings during the three months ended September 30, 2006 have continued to be favorably impacted by increased NGL and crude oil prices as compared to the prior period, as well as increased trading and marketing gains due primarily to changes in natural gas prices and the timing of derivative and inventory transactions.

EBIT. The decrease in EBIT resulted mainly from the pre-tax gain of $575 million on the DEFS disposition transaction during the prior year, offset by the increase in equity in earnings for the three months ended September 30, 2006 as compared to the prior year.

Nine months ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Operating Expenses. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Operating expenses for the nine months ended September 30, 2005 were also impacted by approximately $120 million of losses recognized due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges.

Gains on Sales of Other Assets and Other, net. The decrease was due primarily to an approximate pre-tax gain of $575 million on the DEFS disposition transaction during the prior year.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Capital’s 50% of equity in earnings of DEFS’ net income for the nine months ended September 30, 2006 as compared to equity in earnings of DEFS’ net income for the three months ended September 30, 2005. DEFS’ earnings during the nine months ended September 30, 2006 have continued to be favorably impacted by increased NGL and crude oil prices as compared to the prior period, as well as increased trading and marketing gains due primarily to

PART I

changes in natural gas prices and the timing of derivative and inventory transactions. These increases have been partially offset by higher operating costs and expenses for repair and maintenance for the nine months ended September 30, 2006.

Other Income and Expenses, net. The decrease is due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. During the nine months ended September 30, 2005, DEFS had a pre-tax gain on the sale of its wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP of $1.1 billion, and Duke Capital had a pre-tax gain on the sale of its limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Minority interest expense for the nine months ended September 30, 2005 was due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion, as discussed above.

EBIT. The decrease in EBIT resulted primarily from the gain on sale of TEPPCO GP and Duke Capital’s limited partner interest in TEPPCO LP during the nine months ended September 30, 2005 and gain on the the DEFS disposition transaction, which reduced Duke Capital’s ownership interest in DEFS from 69.7% to 50%. These decreases were partially offset by increased commodity prices for the nine months ended September 30, 2006 as compared to the prior period.

Supplemental Data

Below is supplemental information for DEFS operating results for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006
	(in millions)
Operating revenues	$3,190	$3,386	$9,501
Operating expenses	2,841	3,105	8,492

Operating income	349	281	1,009
Other income and expenses, net	—	2	10
Interest expense, net	29	33	89
Income tax expense (benefit)	2	(2)	22

Net income	$318	$252	$908

Matters Impacting Future Results

As previously mentioned, in June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses to Duke Energy shareholders. The new natural gas company, which would be named Spectra Energy, would principally consist of Duke Capital’s Natural Gas Transmission business segment, which would include Union Gas, and would also include Duke Capital’s 50-percent ownership interest in DEFS. If completed, the decision to spin off the natural gas business is expected to deliver long-term value to shareholders. While the actual timing of the spin-off, if it occurs, is dependent upon the resolution of certain regulatory and other matters, Duke Energy is currently targeting a January 1, 2007 effective date for the transaction.

In July 2006, the State of New Mexico Environment Department issued Compliance Order to DEFS that list air quality violations during the past five year at three DEFS owned or operated facilities in New Mexico. DEFS intends to contest these allegations. Management of DEFS does not believe this matter will result in a material impact on DEFS’ future consolidated results of operations, cash flows or financial position.

PART I

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$238	$186	$52	$719	$536	$183
Operating expenses	187	139	48	577	385	192
Gains on sales of other assets and other, net	(1)	1	(2)	(1)	1	(2)

Operating income	50	48	2	141	152	(11)
Other income and expenses, net	26	19	7	57	74	(17)
Minority interest expense	7	4	3	16	9	7

EBIT	$69	$63	$6	$182	$217	$(35)

Sales, GWh	5,485	4,493	992	15,715	13,555	2,160
Proportional megawatt capacity in operation				3,995	4,064	(69)

Three Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The increase was driven primarily by:

•	A $41 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”), and increased thermal generation in Egenor, and
•	A $7 million increase in Argentina primarily due to higher electricity generation due to favorable hydrology, higher electricity prices and increased gas marketing sales.

Operating Expenses. The increase was driven primarily by:

•	A $39 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”), and increased purchased power and fuel costs in Egenor, and
•	A $10 million increase in Brazil due to unfavorable exchange rates, increased regulatory fees, and increased purchased power.

Other Income and Expenses, net. The increase was driven primarily by a $20 million equity investment impairment recorded in the prior year related to Campeche, offset by an $8 million decrease in equity earnings in 2006 from NMC due to lower MTBE margins and an unplanned outage.

EBIT. The increase in EBIT was primarily due to the prior year impairment as discussed above, offset by higher purchased power costs in Egenor, and lower MTBE margins and an unplanned outage at NMC in 2006.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The increase was driven primarily by:

•	A $89 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”) and an increase in energy sales in Egenor.
•	A $41 million increase in El Salvador primarily due to higher energy prices as a result of a favorable regulatory price bid methodology.
•	A $28 million increase in Brazil due to favorable exchange rates and higher average energy prices, offset by lower volumes, and
•	A $25 million increase in Argentina mainly due to higher electricity generation as a result of favorable hydrology, higher electricity prices and increased gas marketing sales.

Operating Expenses. The increase was driven primarily by:

•	A $88 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”) and increased purchased power and fuel costs in Egenor
•	A $36 million increase in El Salvador primarily due to higher fuel prices and increased fuel consumption
•	A $32 million increase in Mexico mainly due to an allowance on notes receivable from the Campeche equity investment, and
•	A $30 million increase in Brazil due to unfavorable exchange rates, increased regulatory fees, and purchased power costs

PART I

Other Income and Expenses, net. The decrease was primarily due to the increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”), in addition to lower MTBE margins and unplanned outages at NMC.

EBIT. The decrease in EBIT was primarily due to an impairment of the Campeche equity investment and notes receiveable as discussed above and higher purchased power costs in Egenor due to lower hydrology, offset by favorable hydrology and pricing in Argentina.

Matters Impacting Future Results

The Bolivian government has announced plans to nationalize its energy infrastructure. As a result, management is currently monitoring the potential impact on its 50 percent interest in Corani. Depending upon future actions of the Bolivian government, Duke Capital’s investment in Corani could become impaired. Additionally, Duke Capital is evaluating various options related to certain of its operations, principally in Bolivia and Ecuador, which could include the sale or other disposition of these operations. Impairments or losses could be recognized in future periods if Duke Capital decides to pursue such a sale or disposition of any of these operations.

Crescent (a)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$66	$105	$(39)	$221	$281	$(60)
Operating expenses	37	95	(58)	158	225	(67)
Gains on sales of investments in commercial and multi-family real estate	30	63	(33)	201	117	84
Gains on sales of other assets and other, net	246	—	246	246	—	246

Operating income	305	73	232	510	173	337
Equity in earnings of unconsolidated affiliates	(4)	—	(4)	(4)	—	(4)
Other income and expenses, net	1	46	(45)	14	44	(30)
Minority interest expense	2	(1)	3	5	7	(2)

EBIT	$300	$120	$180	$515	$210	$305

(a)	In September 2006, Duke Energy caused a Duke Capital subsidiary to complete a joint venture transaction at Crescent. As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity investment for the periods subsequent to September 7, 2006.

Three Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The decrease was driven primarily by a $31 million decrease in residential developed lot sales, primarly due to decreased sales at the LandMar division in Florida.

Operating Expenses. The decrease was driven primarily by a $23 million decrease in the cost of residential developed lot sales as noted above and a $16 million impairment charge in the third quarter 2005 related to a residential community in South Carolina (Oldfield).

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The decrease was driven primarily by a $41 million land sale gain at Catawba Ridge in South Carolina in the third quarter of 2005 compared to lesser activity in the third quarter of 2006.

Gains on Sales of Other Assets and Other, net. The increase was due to an approximate $250 million pre-tax gain on Duke Capital’s sale of 50% of its interest in Crescent (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Other Income and expenses, net. The decrease is primarily due to the $45 million gain from the sale of assets owned by Crescent Brookdale Associates, an unconsolidated joint venture, in the third quarter of 2005 with no comparable gains in the third quarter of 2006.

EBIT. The increase is primarily due to an approximate $250 million gain on the sale of ownership interests in Crescent in the third quarter, as discussed above, offset by the gains on the sale of Catawba Ridge and Brookdale in the third quarter of 2005 as noted above.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The decrease was driven primarily by a $51 million decrease in residential developed lot sales, primarly due to decreased sales at the LandMar division in Florida.

PART I

Operating Expenses. The decrease was driven primarily by a $41 million decrease in the cost of residential developed lot sales as noted above and a $16 million impairment charge in 2005 related to a residential community in South Carolina (Oldfield).

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The increase was driven primarily by an $81 million gain on the sale of two office buildings at Potomac Yard in Washington, DC along with a $52 million land sale at Lake Keowee in northwestern South Carolina in 2006, partially offset by a $41 million land sale at Catawba Ridge in South Carolina in 2005.

Gains on Sales of Other Assets and Other, net. The increase was due to an approximate $250 million pre-tax gain on Duke Capital’s sale of 50% of its interest in Crescent (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Other Income and Expenses, net. The decrease is primarily due to the $45 million gain from the sale of assets owned by Crescent Brookdale Associates, an unconsolidated joint venture, in the third quarter of 2005 with no comparable gains during the nine months ended September 30, 2006.

EBIT. The increase was primarily due to the sale of the Potomac Yard office buildings and the sale of an ownership interest in Crescent as noted above.

Matters Impacting Future Results

In September 2006, Duke Capital closed an agreement to create a joint venture of Crescent and sold an effective 50% interest in Crescent to the MS Members. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.23 billion, of which $1.19 billion was immediately distributed to Duke Capital. Subsequent to the sale, Duke Capital deconsolidated its investment in the Crescent JV and has accounted for the investment under the equity method of accounting. The combination of Duke Capital’s reduction in ownership and the increased interest expense at Crescent JV as a result of the debt transaction, the impacts of which will be reflected in Duke Capital’s future equity earnings, will likely significantly impact the amount of equity earnings of the Crescent JV that Duke Capital will recognize in future periods. Since the Crescent JV will capitalize interest as a component of project costs, the impacts of the interest expense on Duke Capital’s equity earnings will be recognized as projects are sold by the Crescent JV.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(in millions)
Operating revenues	$33	$225	$(192)	$282	$431	$(149)
Operating expenses	63	264	(201)	393	689	(296)
Gains on sales of other assets and other, net	—	3	(3)	—	6	(6)

Operating income	(30)	(36)	6	(111)	(252)	141
Other income and expenses, net	54	(115)	169	51	(25)	76
Minority interest expense	2	(3)	5	(5)	(7)	2

EBIT	$22	$(148)	$170	$(55)	$(270)	$215

Three Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The decrease was driven primarily by:

•	A $130 million decrease due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD
•	A $30 million decrease due to a prior year mark-to-market gain related to DENA’s hedge discontinuance in the Southeast
•	A $23 million decrease in captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006.

Operating Expenses. The decrease was driven primarily by:

•	A $140 million decrease due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD
•	A $63 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006 and the prior year recognition of reserves for estimated property damage related to hurricanes and business interruption losses.

PART I

Other Income and Expenses, net. The increase was driven primarily by an approximate $125 million favorable variance resulting from the realized and unrealized mark-to-market impacts associated with certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005. Also contributing to the increase was a $40 million increase in a management fee charged to an unconsolidated affiliate.

EBIT. The increase was due primarily to the favorable variance related to realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and the higher management fee charged to an unconsolidated affiliate.

Nine Months Ended September 30, 2006 as Compared to September 30, 2005

Operating Revenues. The decrease was driven primarily by:

•	A $203 million decrease due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD
•	A $44 million decrease in captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006
•	A $30 million decrease due to a prior year mark-to-market gain related to DENA’s hedge discontinuance in the Southeast, partially offset by
•	An approximate $130 million increase as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DEFS, effective July 1, 2005.

Operating Expenses. The decrease was driven primarily by:

•	A $242 million decrease due to the continued wind-downs of DETM, DEM and Duke Capital’s 50% interest in D/FD
•	A $96 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, prior year charges for liabilities associated with mutual insurance companies and recognition of reserves for estimated property damage related to hurricanes and business interruption losses, partially offset by
•	A $19 million increase associated with Duke Capital’s proportionate share of Duke Energy’s costs-to-achieve in 2006 related to the Cinergy merger.

Other Income and Expenses, net. The increase was driven primarily by an approximate $80 million favorable variance resulting from the realized and unrealized mark-to-market impacts associated with certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005.

EBIT. The increase was due primarily to the favorable variance related to realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $306 million for the nine months ended September 30, 2006 compared to the same period in 2005. This change was driven primarily by:

•	An approximate $400 million decrease in 2006 due to the net settlement of remaining DENA contracts
•	The settlement of the payable to Barclays (approximately $600 million) in 2006, partially offset by
•	Collateral received by Duke Capital (approximately $540 million) in 2006 from Barclays.

Investing Cash Flows

Net cash provided by investing activities increased $953 million for the nine months ended September 30, 2006 compared to the same period in 2005. This change was driven primarily by:

•	Approximately $570 million in net purchases (net of sales and maturities) of marketable securities at DEFS in 2005, which was deconsolidated effective July 1, 2005
•	An approximate $176 million decrease in 2006 capital and investment expenditures.

PART I

Financing Cash Flows and Liquidity

Net cash used in financing activities increased $393 million for the nine months ended September 30, 2006, compared to the same period in 2005. This change was driven primarily by:

•	An approximate $2.3 billion distribution to Duke Energy in 2006 due primarily to the Crescent JV transaction offset by a $1,150 million distribution to Duke Energy in 2005, partially offset by
•	An approximate $1.2 billion increase in the proceeds from the issuance of long-term debt in 2006, net of redemptions, due to the Crescent JV transaction.

Significant Financing Activities. During the nine months ended September 30, 2006, Duke Capital’s consolidated credit capacity decreased by approximately $1,263 million, primarily due to the terminations of an $800 million syndicated credit facility and $460 million of other bi-lateral credit facilities. The terminations of these credit facilities primarily reflect Duke Capital’s reduced liquidity needs as a result of exiting the DENA business.

In September 2006, prior to the completion of the partial sale of Crescent to the MS members as discussed in Note 2, Crescent issued approximately $1.23 billion principal amount of debt. The net proceeds from the debt issuance of approximately $1.21 billion were recorded as a Financing Activity on the Consolidated Statements of Cash Flows. As a result of Duke Capital’s deconsolidation of Crescent effective September 7, 2006, Crescent’s outstanding debt balance of $1,298 million was removed from Duke Capital’s Consolidated Balance Sheets.

In September 2006, Union Gas entered into a fixed-rate financing agreement denominated in 165 million Canadian dollars (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036 with an interest rate of 5.46%.

During October 2006, the $130 million bi-lateral credit facility at Duke Capital was cancelled. In addition, the remaining $120 million bi-lateral credit facility was cancelled in November 2006 and reissued at Duke Energy for the same amount with the same terms and conditions.

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

In August 2005, Duke Capital’s International business unit issued project-level debt in Peru, of which $75 million is denominated in U.S. dollars and approximately $34 million (in U.S. dollar equivalents) is denominated in Peru Nuevos Soles. This debt has terms ranging from four to six years as well as variable and fixed interest rate terms, as applicable.

On September 21, 2005, Union Gas entered into a fixed-rate financing denominated in 200 million Canadian dollars (approximately $171 million in U.S. dollar equivalents) due in 2016 with an interest rate of 4.64%.

Available Credit Facilities and Restrictive Debt Covenants. Duke Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2006, Duke Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Capital and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

The most recent rating action by S&P occurred in September 2006 when S&P changed the outlook of Duke Capital, Texas Eastern Transmission, LP, Union Gas and Westcoast Energy Inc. (collectively the gas entities) from developing to positive following the completion of their assessment of Duke Energy’s announcement of the separation of the electric and gas businesses. S&P had earlier in June 2006 changed the outlook of the gas entities from positive to developing due to S&P’s uncertainty as to how the new gas company would be capitalized and funded. In May 2006, S&P changed the outlook of Duke Capital and all of its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively M&N Pipeline) and Duke Energy Trading and Marketing, LLC from stable to positive. In April 2006, following the completion of Duke Energy’s merger with Cinergy, S&P raised the credit rating of Duke Capital one ratings level as disclosed in the table below. S&P last affirmed its rating for M&N Pipeline in July 2006 where it has remained unchanged with a stable outlook for the last several years.

PART I

The most recent rating action by Moody’s occurred in October 2006 when the credit ratings of Duke Capital and Texas Eastern Transmission, LP were placed under review for possible upgrade following Moody’s preliminary assessment of Duke Capital’s pending restructuring as a subsidiary of the new natural gas company, which would be named Spectra Energy. In April 2006 upon Duke Energy’s completion of the merger with Cinergy, Moody’s upgraded the credit ratings of Duke Capital and Texas Eastern Transmission, LP one ratings level each as disclosed in the table below. Moody’s concluded their April action placing Duke Capital and Texas Eastern Transmission, LP on stable outlook. Moody’s noted in their April action the substantial reduction in business and operating risk of Duke Capital through the restructuring of its ownership in DEFS and the divestiture of the Duke Energy North America merchant generation assets and trading book. Moody’s also noted the upgrade at Texas Eastern Transmission, LP in connection to its parent Duke Capital. In August 2005, Moody’s concluded a review of M&N Pipeline and downgraded the credit ratings one ratings level to the respective ratings disclosed in the table below concluding this action with a stable outlook. Moody’s action was primarily as a result of their concerns over the downward revisions in the reserve estimates for the Sable Offshore Energy Project (SOEI) and reduced production by SOEI producers. In August 2006, Moody’s revised the outlook for Maritimes & Northeast Pipeline, LLC to negative, noting the potential for a somewhat weaker shipper profile resulting from a recently announced expansion project on the U.S. portion of the pipeline.

The most recent rating action by DBRS occurred in June 2006 when DBRS confirmed the stable trend of the entities disclosed in the table below following Duke Energy’s announcement of the separation of the electric and gas businesses. Each of the credit ratings assigned by DBRS to the entities below has remained unchanged for the last several years with a stable trend.

The following table summarizes the November 1, 2006 credit ratings from the agencies retained by Duke Capital to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of November 1, 2006

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Duke Capital LLC(a)	BBB	Baa2	Not applicable
Texas Eastern Transmission, LP(a)	BBB	Baa1	Not applicable
Westcoast Energy Inc.(a)	BBB	Not applicable	A(low)
Union Gas(a)	BBB	Not applicable	A
Maritimes & Northeast Pipeline, LLC(b)	A	A2	A
Maritimes & Northeast Pipeline, LP(b)	A	A2	A
Duke Energy Trading and Marketing, LLC(c)	BBB-	Not applicable	Not applicable
(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating
(c)	Represents corporate credit rating

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

A reduction in the credit rating of Duke Capital to below investment grade as of September 30, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $358 million. The majority of this collateral is related to outstanding surety bonds.

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

PART I

Other Financing Matters. As of September 30, 2006, Duke Capital and its subsidiaries had effective SEC shelf registrations for up to $592 million in gross proceeds from debt and other securities. Additionally, as of September 30, 2006, Duke Capital had 935 million Canadian dollars (approximately U.S. $838 million) available under Canadian shelf registrations for issuances in the Canadian market. Of the 935 million Canadian dollars available under Canadian shelf registrations, 500 million expires in May 2008 and 435 million expires in August 2008.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2006, there were no material changes to Duke Capital’s off-balance sheet arrangements. For information on Duke Capital’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in Duke Capital’s Annual Report on Form 10-K/A for the year-ended December 31, 2005.

Contractual Obligations

Duke Capital enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2006, there were no material changes in Duke Capital’s contractual obligations. For an in-depth discussion of Duke Capital’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Capital’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

OTHER ISSUES

Plan to Separate Duke Energy’s Natural Gas and Electric Power Businesses. In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses to Duke Energy shareholders. The new natural gas company, which would be named Spectra Energy, would principally consist of Duke Capital’s Natural Gas Transmission business segment, which includes Union Gas, and Duke Capital’s 50-percent ownership interest in DEFS. The primary businesses remaining in Duke Energy post-spin are anticipated to principally be the U.S. Franchised Electric and Gas business segment, the Commercial Power business segment, the International Energy business segment and Duke Energy’s 50% interest in the Crescent JV. It is anticipated that approximately $9 billion of debt currently at Duke Capital and its consolidated subsidiaries would transfer to the new natural gas company at the time of the spin-off. While the actual timing of the spin-off, if it occurs, is dependent upon the resolution of certain regulatory and other matters, Duke Energy is currently targeting a January 1, 2007 effective date for the transaction. Duke Energy expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes to both Duke Energy and its shareholders and is still evaluating other income tax impacts of the transaction. The transaction required Virginia State Corporation Commission approval, which was received during the third quarter of 2006. In addition, approval from the Federal Communications Commission is required for the indirect change in control over various licenses from Duke Energy to the new gas company. Duke Energy made the requisite applications in the third quarter 2006. This spin-off will likely have a material impact on Duke Capital’s consolidated results of operations, cash flows and financial position, as well as liquidity and capital resources.

(For additional information on other issues related to Duke Capital, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” And Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Capital as of September 30, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Capital

PART I

does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Capital’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Capital, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Capital is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No 108). In September 2006 the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 is effective for Duke Capital’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Capital currently uses a dual approach for quantifying identified financial statement misstatements. Therefore, Duke Capital does not anticipate the adoption of SAB No. 108 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for Duke Capital as of January 1, 2007. Duke Capital is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for Duke Capital as of January 1, 2007. Duke Capital is currently evaluating the impact of adopt -

PART I

ing FSP No. FAS 123(R)-5 and cannot currently estimate the impact of adopting FAS 123(R)-5 on its consolidated results of operations, cash flows or financial position.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Capital as of January 1, 2007 and will be applied and retrospectively for all financial statements presented. Duke Capital does not anticipate the adoption of FSP No. AUG-AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Capital beginning January 1, 2007. Duke Capital does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 is effective for Duke Capital as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. Duke Capital is currently evaluating the impact of adopting EITF No. 06-5, and cannot currently estimate the impact of EITF No. 06-5 on its consolidated results of operations, cash flows or financial position.

Subsequent Events

For information on subsequent events related to debt and credit facilities, discontinued operations and assets held for sale, commitments and contingencies and member’s equity and related party transactions see Note 5, “Debt and Credit Facilities,” Note 10, “Discontinued Operations and Assets Held For Sale,” Note 14, “Commitments and Contingencies,” and Note 16, “Member’s Equity and Related Party Transactions,” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Capital’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Capital’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Duke Capital’s largest commodity exposure is due to market price fluctuations of NGLs primarily in the Field Services segment and, to a lesser extent, in the Natural Gas Transmission segment. Based on a sensitivity analysis as of September 30, 2006, it was estimated that a price change of fifteen cents per gallon in the price of NGLs (net of related hedges and an equivalent price change in crude oil) would have a corresponding effect on pre-tax income from continuing operations of approximately $157 million over the next 12 months.

PART I

Comparatively, a fifteen cent price change sensitivity analysis as of December 31, 2005 would have impacted pre-tax income from continuing operations by approximately $105 million over the next 12 months. The increase is due primarily to the NGL production after December 31, 2006 being included in the September 30, 2006 sensitivity which is currently not hedged.

Normal Purchases and Normal Sales. During 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining physical and commercial assets outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result, Duke Capital recognized a pre-tax loss of approximately $1.9 billion in 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. In April 2006, Duke Capital transferred to Duke Energy Ohio the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” for further details on the Cinergy merger).

Trading and Undesignated Portfolio Risk. Subsequent to Duke Energy’s merger with Cinergy, Duke Capital adopted a Value at Risk (VaR) methodology to measure and disclose market risk inherent in its trading portfolio, in line with how Duke Energy currently manages the portfolio. VaR is a statistical measure used to quantify the potential change in the economic value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to market movement.

VaR is reported based on a 95 percent confidence interval, utilizing a one-day holding period. This means that on a given day (one-day holding period) there is a 95 percent chance (confidence level) that the trading portfolio will not lose more than the stated amount. VaR is measured using a Monte Carlo simulation methodology that considers implied forward-looking volatilities and historical 21 day correlations. Duke Capital’s VaR amounts for commodity derivatives recorded using the mark-to-market model of accounting were immaterial during the third quarter of 2006.

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

Duke disclosed a DER of $12 million as of December 31, 2005, which was primarily comprised of DENA derivative positions. DENA’s DER at September 30, 2006 was zero due to the DENA wind-down. The DER figures do not include the hedges which were de-designated as a result of the transfer of 19.7% of Duke Capital’s interest in DEFS to ConocoPhillips. The calculated consolidated DER at December 31, 2005 consists of approximately $11 million related to discontinued operations and less than $1 million related to continuing operations.

DETM, the 60%/40% unregulated joint venture with Exxon Mobil continues to prudently manage down its legacy natural gas positions. While the venture was originally created to actively trade and market natural gas following de-regulation, the venture is a very different business today. No active trading is occurring now other than transacting to meet contractual obligations and to optimize remaining legacy gas positions. These legacy positions do not generate any material earnings volatility for Duke Capital.

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

PART I

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross exposure under the guarantee obligation as of September 30, 2006 is approximately $200 million, which includes principal and interest. Duke Capital does not believe a loss under the guarantee obligation is probable as of September 30, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of September 30, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Capital in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Capital in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Capital has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Capital has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 1 to the Consolidated Financial Statements for additional information relating to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2006, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Capital’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as have been updated in Duke Capital’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, which could materially affect Duke Capital’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Capital or that Duke Capital currently deems to be immaterial also may materially adversely affect Duke Capital’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number

10.1	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, November 9, 2006, as exhibit 10.3)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE CAPITAL LLC

Date: November 14, 2006	/s/ DAVID L. HAUSER
David L. Hauser President

Date: November 14, 2006	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Controller