Form 10-K
period 2006-12-31
Spectra Energy Capital, LLC
filed 2007-04-02
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 0-23977

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

(Exact name of registrant as specified in its charter)

Delaware	51-0282142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Westheimer Court, Houston, Texas (Address of principal executive offices)	77056 (Zip Code)

713-627-5400

(Registrant’s telephone number, including area code)

Duke Capital LLC

(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Item 4 and Part III Items 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(a) and (c).

All of the registrant’s limited liability company member interests which were previously owned by Duke Energy Corp. (File No. 1-32853) are directly owned by Spectra Energy Corp (File No. 1-33007), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

SPECTRA ENERGY CAPITAL, LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an affect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	general economic conditions, including any potential affects arising from terrorist attacks and any consequential hostilities or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	the results of financing efforts, including its ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•	declines in the market prices of equity securities and resulting funding requirements for defined benefit pension plans;

•

growth in opportunities, including the timing and success of efforts to develop domestic and international pipeline, storage, gathering, processing and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission and storage, distribution, and gathering and processing facilities;

•	the extent of success in connecting natural gas supplies to gathering, processing and transmission systems and in connecting to expanding gas markets;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; and

•

the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Spectra Energy Capital, LLC (Spectra Energy Capital) has described. Spectra Energy Capital undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GENERAL

Spectra Energy Capital, LLC (collectively with its subsidiaries, Spectra Energy Capital (formerly Duke Capital LLC)) is a Delaware limited liability company that was wholly owned by Duke Energy Corporation (Duke Energy) as of December 31, 2006.

Spin-off of Natural Gas Businesses

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Spectra Energy Capital’s natural gas businesses to Duke Energy shareholders. On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, primarily composed of the Natural Gas Transmission and Field Services business segments of Spectra Energy Capital to shareholders. The new natural gas business, which is named Spectra Energy Corp (Spectra Energy), consists principally of the operations of Spectra Energy Capital, excluding certain operations that were transferred from Spectra Energy Capital to Duke Energy in December 2006 in anticipation of the spin-off, primarily the International Energy business segment and Crescent business segment, which was involved in real estate activities. In addition, Spectra Energy Capital transferred to Duke Energy many of the businesses that were previously included within Other, such as corporate service companies, unregulated power plant operations and energy commodity trading and marketing. Approximately $5.1 billion of assets, $1.9 billion of liabilities (which includes approximately $0.9 billion of debt), $0.2 billion of minority interest and $3.0 billion of member’s equity were transferred from Spectra Energy Capital to Duke Energy in December 2006.

The results of operations of substantially all of the businesses transferred to Duke Energy are reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, with the exception of certain transferred corporate governance and shared services operations which are presented within continuing operations for all periods. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction.

Subsequent to the spin-off in January 2007, Spectra Energy Capital is a wholly-owned subsidiary of Spectra Energy that owns and operates a large and diversified portfolio of complementary natural gas-related energy assets and is one of North America’s premier midstream natural gas companies. Spectra Energy Capital operates in three key areas of the natural gas value chain: transmission and storage, distribution and gathering and processing.

Other Significant Changes

On April 1, 2006, Spectra Energy Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Accordingly, Bison’s operations are not included in Spectra Energy Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. Due to continuing involvement between Bison and Spectra Energy Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment.

Additionally, in April 2006, Spectra Energy Capital indirectly transferred to Duke Energy Ohio, Inc. (Duke Energy Ohio), a subsidiary of Cinergy Corp. (Cinergy), its ownership interest in former Duke Energy North America’s (DENA’s) Midwestern assets. In connection with this transfer, Spectra Energy Capital transferred to Duke Energy Ohio approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital contribution at historical cost. The results of operations of the former DENA’s Midwestern assets prior to April 2006 have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

Businesses of Spectra Energy Capital

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter ended June 30, 2006, Spectra Energy Capital adopted new business segments that management believed properly aligned the various operations of Spectra Energy Capital with how the chief operating decision maker (CODM) viewed the business. Prior to the transfer of International Energy and Duke Energy’s 50% interest in Crescent Resources, LLC (Crescent) to Duke Energy in December 2006, both International Energy and Crescent were business segments of Spectra Energy Capital. At December 31, 2006, Spectra Energy Capital held operations in the following business segments: Natural Gas Transmission and Field Services. In 2006, Spectra Energy Capital’s CODM regularly reviewed financial information about each of these business segments in deciding how to allocate resources and evaluate performance. Additionally, Spectra Energy Capital’s results from continuing operations for periods prior to 2006 included operations in the Commercial Power segment. All of the Spectra Energy business units are considered reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information, including financial information about each business unit and geographic areas.)

Natural Gas Transmission provides transportation and storage of natural gas for customers in various regions of the Eastern and Southeastern United States, the Maritimes Provinces and the Pacific Northwest in the United States and Canada and in the province of Ontario in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada. Natural gas transmission and storage operations in the U.S. are primarily subject to the Federal Energy Regulatory Commission’s (FERC’s) and the U.S. Department of Transportation’s (DOT’s) rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are primarily subject to the rules and regulations of the National Energy Board (NEB) and the Ontario Energy Board (OEB). As discussed above, effective January 2, 2007, Duke Energy consummated its spin-off of the natural gas businesses, which includes the Natural Gas Transmission business segment, to shareholders creating a separate publicly traded company, Spectra Energy.

Field Services includes Spectra Energy Capital’s investment in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), which gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas. DCP Midstream also fractionates, transports, gathers, treats, processes, trades and markets, and stores natural gas liquids (NGLs). DCP Midstream is 50% owned by ConocoPhillips and 50% owned by Spectra Energy Capital. DCP Midstream gathers raw natural gas through gathering systems located in major natural gas producing regions: Permian Basin, Mid-Continent, East Texas-North Louisiana, Gulf Coast, South, Central and Rocky Mountain. As discussed above, effective January 2, 2007, Duke Energy consummated its spin-off of the natural gas businesses, which included its 50% ownership interest in DCP Midstream, to shareholders.

In July 2005, Spectra Energy Capital completed the agreement with ConocoPhillips, Spectra Energy Capital’s co-equity owner in DCP Midstream, to reduce Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50% (the DCP Midstream disposition transaction), which resulted in Spectra Energy Capital and ConocoPhillips becoming equal 50% owners in DCP Midstream. As a result of the DCP Midstream disposition transaction, Spectra Energy Capital deconsolidated its investment in DCP Midstream and subsequently has accounted for it as an investment utilizing the equity method of accounting.

Commercial Power consists of a portion of Spectra Energy Capital’s operations formerly known as DENA. Commercial Power had no assets or operations within Spectra Energy Capital as of December 31, 2006. Commercial Power operated and managed power plants and related contractual positions in the Midwestern and Southeastern United States. As discussed above, Commercial Power’s Midwestern generation assets and certain contracts related to the Midwestern generating facilities were indirectly transferred to Duke Energy Ohio in April 2006. As such, the results of operations of the Midwestern assets prior to April 2006 have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Commercial Power’s

continuing operations prior to 2005 consisted primarily of eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the “Southeast Plants”). Spectra Energy Capital sold the Southeast Plants in August 2004 and the remaining related contracts in December 2005. Accordingly, the results of operations of the Southeast Plants are included as a component of continuing operations until the sale.

The remainder of Spectra Energy Capital’s operations is presented as “Other” within continuing operations. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, certain discontinued hedges, management fees charged to a Duke Energy affiliate for corporate services, and Bison, Spectra Energy Capital’s wholly owned, captive insurance subsidiary. As previously discussed, Spectra Energy Capital transferred the operations of Bison to Duke Energy in April 2006. However, the results of operations of Bison do not qualify for discontinued operations treatment for the periods prior to the transfer as a result of Spectra Energy Capital’s creation of a captive insurance subsidiary effective with the spin-off. Bison’s principal activities, as a captive insurance entity, include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Spectra Energy Capital. Bison also participates in reinsurance activities with certain third parties, on a limited basis.

Effective with Duke Energy’s spin-off of the natural gas businesses on January 2, 2007, Spectra Energy Capital identified new business segments which management believes properly aligns the operations of Spectra Energy Capital with the way the CODM will view the business going forward. Beginning with the first quarter of 2007, Spectra Energy Capital’s business segments are as follows:

•	U.S. Transmission;

•	Distribution;

•	Western Canada Transmission & Processing; and

•	Field Services

Spectra Energy Capital will continue to report unallocated corporate costs and captive insurance activity, as well as other insignificant operations, within “Other”.

Spectra Energy Capital is a Delaware limited liability company. Its principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056 and its telephone number is 713-627-5400. Spectra Energy Capital electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Spectra Energy Capital files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Spectra Energy Capital, including its reports filed with the SEC, is available through Spectra Energy’s web site at http://www.spectraenergy.com. Such reports are accessible at no charge through Spectra Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Spectra Energy’s website and the information contained on that site, or connected to that site, about Spectra Energy Capital are not incorporated by reference into this report.

Terms used elsewhere in this document are defined below.

Accrual Model of Accounting (Accrual Model).    An accounting term used by Spectra Energy Capital to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within U.S. Generally Accepted Accounting Principles (GAAP), Spectra Energy Capital’s application of this term could differ from that of other companies.

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

Mark-to-Market Model of Accounting (MTM Model).    An accounting term used by Spectra Energy Capital to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations. As discussed further in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” this term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Spectra Energy Capital’s application of this term could differ from that of other companies.

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

The following sections describe the business and operations of each of Spectra Energy Capital’s business segments. (For more information on the operating outlook of Spectra Energy Capital and its segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction—Executive Overview and Economic Factors for Duke Energy’s Business”. For financial information on Spectra Energy Capital’s business segments, see Note 3 to the Consolidated Financial Statements, “Business Segments.”)

NATURAL GAS TRANSMISSION

As previously discussed, effective January 2, 2007, Duke Energy consummated its spin-off of the natural gas transmission businesses, which includes Spectra Energy Capital and its Natural Gas Transmission segment, to shareholders.

Natural Gas Transmission provides transportation and storage of natural gas for customers in various regions of the Mid-Atlantic, New England and Southeastern United States, the Maritimes Provinces and the

Pacific Northwest in the United States and Canada and in the province of Ontario in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada.

Natural Gas Transmission’s pipeline systems consist of more than 17,500 miles of transmission pipelines. The pipeline systems receive natural gas from major North American producing regions for delivery to markets. For 2006, Natural Gas Transmission’s proportional throughput for its pipelines totaled 3,248 trillion British thermal units (TBtu), compared to 3,410 TBtu in 2005. This includes throughput on Natural Gas Transmission’s wholly owned U.S. and Canadian pipelines and its proportional share of throughput on pipelines that are not wholly owned. A majority of Natural Gas Transmission’s contracted transportation volumes are under long-term firm service agreements with LDC customers in the pipelines’ market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users, and both firm and interruptible transportation services are provided to various customers on a short-term or seasonal basis. In the course of providing transportation services, Natural Gas Transmission also processes natural gas on its U.S. system. Demand on Natural Gas Transmission’s pipeline systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth calendar quarters. (For detailed descriptions of Natural Gas Transmission’s pipeline systems, see “Properties—Natural Gas Transmission”.)

Natural Gas Transmission, through Market Hub Partners (MHP), wholly owns natural gas salt cavern storage facilities in Southeast Texas and Louisiana. MHP markets natural gas storage services to pipelines, LDCs, producers, end users and natural gas marketers. Texas Eastern Transmission, L.P. (Texas Eastern) and East Tennessee Natural Gas, LLC (East Tennessee), subsidiaries of Natural Gas Transmission, also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. East Tennessee also connects to Saltville Gas Storage Company L.L.C. and Early Grove Storage Company, subsidiaries of Natural Gas Transmission. These underground reservoir and salt cavern storage facilities are located in Virginia and provide storage services to customers in the Southeastern United States.

Natural Gas Transmission provides retail distribution services through its subsidiary, Union Gas Limited (Union Gas). Union Gas owns and operates natural gas transmission, distribution and storage facilities in Ontario, Canada. Union Gas distributes natural gas to approximately 1.3 million residential, commercial and industrial customers in Northern, Southwestern and Eastern Ontario and provides storage, transportation and related services to utilities and other industry participants in the gas markets of Ontario, Quebec and the Central and Eastern United States.

Natural Gas Transmission owns and operates various gathering pipelines and gas processing plants in Western Canada. The British Columbia (BC) Field Services operations are comprised of raw gas gathering pipelines and gas processing facilities, primarily in northeast BC. These facilities provide services to natural gas producers to remove impurities from the raw gas stream including water, carbon dioxide, hydrogen sulfide and other substances. Where required, these facilities also remove various NGLs for subsequent sale. Midstream operations provide similar gas gathering and processing services in BC and Alberta through Spectra Capital’s 46% interest in Spectra Energy Income Fund (Income Fund), formerly Duke Energy Income Fund. The Empress system, located near Empress, Alberta, provides NGL extraction, transportation, storage and marketing services to both western Canadian producers and NGL customers throughout Canada and the northern tier of the U.S.

Competition

Natural Gas Transmission’s transportation, storage and gas gathering and processing businesses compete with similar facilities that serve its supply and market areas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

Union Gas is a regulated entity and is not generally subject to third-party competition within its distribution franchise area, although a recent decision of the OEB has permitted physical bypass of Union Gas’ facilities even within its distribution franchise area. In addition, other companies could enter Union Gas’ markets or regulations could change.

Natural gas competes with other forms of energy available to Natural Gas Transmission’s customers and end-users, including electricity, coal, propane and fuel oils. Several factors influence the demand for natural gas including price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors.

Regulation

Most of Natural Gas Transmission’s pipeline and storage operations in the U.S. are regulated by the FERC. The FERC regulates natural gas transportation in U.S. interstate commerce including the establishment of rates for services. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Natural Gas Transmission.”) The FERC also regulates the construction of U.S. interstate pipelines and storage facilities, including extension, enlargement or abandonment of such facilities. In addition, certain operations are subject to oversight by state regulatory commissions.

FERC regulations restrict U.S. interstate pipelines from sharing transmission or customer information with energy affiliates and require that U.S. interstate pipelines function independently of their energy affiliates. These regulations affect the activities of non-regulated affiliates with Natural Gas Transmission.

The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transportation of gas by intrastate pipelines.

Natural Gas Transmission’s U.S. operations are subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.) Natural Gas Transmission’s interstate natural gas pipelines are also subject to the regulations of the DOT concerning pipeline safety.

The natural gas transmission, storage and distribution operations in Canada are subject to regulation by the NEB and provincial agencies in Canada, such as the OEB. These agencies have jurisdiction similar to the FERC for regulating rates, regulating the operations of facilities and construction of any additional facilities. Natural Gas Transmission’s BC Field Services operations in Western Canada is regulated by the NEB pursuant to a framework for light-handed regulation under which the NEB acts on a complaints basis for rates associated with that business. Similarly, the rates charged by the Midstream operation for gathering and processing services in Western Canada are regulated on a complaints basis by applicable provincial regulators. The Empress NGL businesses are not under any form of rate regulation.

FIELD SERVICES

As previously discussed, effective January 2, 2007, Duke Energy consummated the spin-off of the natural gas transmission businesses (Spectra Energy), which includes Spectra Energy Capital and its investment in DCP Midstream, to shareholders.

Field Services includes Spectra Energy Capital’s investment in DCP Midstream, which gathers, compresses, treats, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, trades and markets, and stores NGLs. In July 2005, Duke Energy caused a Spectra Energy Capital subsidiary to complete the transfer of a 19.7% interest in DCP Midstream, which resulted in Spectra Energy Capital and ConocoPhillips becoming equal 50% owners in DCP Midstream. The DCP Midstream disposition transaction included the transfer to Spectra Energy Capital of DCP Midstream’ Canadian Midstream business. Additionally, the disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DCP Midstream disposition transaction, effective July 1, 2005, DCP Midstream was no longer consolidated into Spectra Energy Capital’s consolidated financial statements and is accounted for by Spectra Energy Capital as an equity method investment. The Canadian Midstream business and the Empress System have been transferred to the Natural Gas Transmission segment. Additionally, in February 2005, DCP Midstream sold its wholly-owned subsidiary, Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), the general partner of TEPPCO Partners L.P. (TEPPCO LP), and Spectra Energy Capital sold its limited partner interest in TEPPCO LP., in each case to Enterprise GP Holdings LP (EPCO), an unrelated third party.

In 2005, DCP Midstream formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an initial public offering (IPO) transaction in December 2005. As a result, DCP Midstream has a 42% ownership interest in DCPLP, consisting of a 40% limited partner ownership interest and a 2% general partner ownership interest. DCP Midstream owns 100% of the general partner of DCPLP and, therefore, consolidates DCPLP in its financial statements.

DCP Midstream operates in sixteen states in the United States (Alabama, Arkansas, Colorado, Kansas, Louisiana, Maine, Massachusetts, Mississippi, New Mexico, New York, Oklahoma, Pennsylvania, Texas, Rhode Island, Vermont and Wyoming). DCP Midstream’s gathering systems include connections to several interstate and intrastate natural gas and NGL pipeline systems and one natural gas storage facility. DCP Midstream gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian, Mid-Continent, East Texas-North Louisiana, South, Central, Rocky Mountain and Gulf Coast. DCP Midstream owns or operates approximately 56,000 miles of gathering and transmission pipe, with approximately 34,000 active receipt points.

DCP Midstream’s natural gas processing operations separate raw natural gas that has been gathered on its own systems and third-party systems into condensate, NGLs and residue gas. DCP Midstream processes the raw natural gas at 53 natural gas processing facilities.

The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix, or further separated through a fractionation process into their individual components (ethane, propane, butane and natural gasoline) and then sold as components. DCP Midstream fractionates NGL raw mix at six processing facilities that it owns and operates and at four third-party-operated facilities in which it has an ownership interest. In addition, DCP Midstream operates a propane wholesale marketing business. DCP Midstream sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, regional retail propane distributors. Substantially all of its NGL sales are at market-based prices.

The residue gas separated from the raw natural gas is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. DCP Midstream markets residue gas directly or through its wholly owned gas marketing company and its affiliates. DCP Midstream also stores residue gas at its eight billion-cubic-foot (Bcf) natural gas storage facility.

DCP Midstream uses NGL trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage its price risk and to provide additional services to its customers. Asset-based gas trading and marketing activities are supported by ownership of the Spindletop storage facility and various intrastate pipelines which provide access to market centers/hubs such as Katy, Texas, and the Houston Ship Channel. DCP Midstream undertakes these NGL and gas trading activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. DCP Midstream believes there are additional opportunities to grow its services with its customer base.

The following map includes DCP Midstream’ natural gas gathering systems, intrastate pipelines, regional offices and supply areas.

DCP Midstream’s operating results are significantly impacted by changes in average NGL and crude oil prices, which increased approximately 10% and 15%, respectively, in 2006 compared to 2005. DCP Midstream closely monitors the risks associated with these price changes. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk” for a discussion of DCP Midstream’s exposure to changes in commodity prices.)

Competition

In gathering and processing natural gas and in marketing and transporting natural gas and NGLs, DCP Midstream competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers, and brokers, marketers and distributors of natural gas supplies. Competition for natural gas supplies is based primarily on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high-demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer’s residue gas and extracted NGLs. Competition for sales to customers is based primarily upon reliability, services offered, and price of delivered natural gas and NGLs.

Regulation

The intrastate natural gas and NGL pipelines owned by DCP Midstream are subject to state regulation. To the extent that the natural gas intrastate pipelines provide services under Section 311 of the Natural Gas Policy Act of 1978, they are also subject to FERC regulation. The interstate natural gas pipeline owned and operated by DCP Midstream is subject to FERC regulation, but its natural gas gathering and processing activities are not subject to FERC regulation.

DCP Midstream is subject to the jurisdiction of the EPA and state and local environmental agencies. (For more information, see “Environmental Matters” in this section.) DCP Midstream’s natural gas transmission pipelines and some gathering pipelines are also subject to the regulations of the DOT, and in some cases, state agencies, concerning pipeline safety.

OTHER

The remainder of Spectra Energy Capital’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes the operations discussed below.

Other includes certain unallocated corporate costs, certain discontinued hedges and Bison for periods prior to April 1, 2006 (as previously discussed), all of which are included in continuing operations on the Consolidated Statements of Operations.

As previously discussed, Spectra Energy Capital transferred to Duke Energy the following businesses that are not related to the ongoing operations of Spectra Energy Capital and which are included in discontinued operations that were previously included within Other:

•

The remaining portion of Spectra Energy Capital’s business formerly known as DENA, including its 100% owned affiliates Duke Energy Marketing America, LLC and Duke Energy Marketing Canada Corp. Spectra Energy Capital also participated in Duke Energy Trading and Marketing, LLC (DETM). DETM is 40% owned by ExxonMobil Corporation and 60% owned by Spectra Energy Capital,

•	DukeNet Communications, LLC (DukeNet), which develops, owns and operates a fiber optic communications network primarily in the Carolinas, and

•	Duke/Fluor Daniel (D/FD), which is a 50/50 project services partnership between subsidiaries of Spectra Energy Capital and Fluor Corporation.

Additionally, Spectra Energy Capital also transferred to Duke Energy certain corporate governance and shared services operations which are presented within continuing operations for all periods presented as these operations do not meet the requirements for discontinued operations presentation.

ENVIRONMENTAL MATTERS

Spectra Energy Capital is subject to federal, state, provincial and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Spectra Energy Capital include, but are not limited to:

•

The Clean Air Act, or CAA, and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Spectra Energy Capital’s natural gas processing, transmission, and storage assets are considered sources of air emissions, and thus are subject to the CAA. Owners and/or operators of air emission sources, such as Spectra Energy Capital, are responsible for obtaining permits for existing and new sources of air emissions, and for annual compliance and reporting.

•

The Federal Water Pollution Control Act, which requires permits for facilities that discharge wastewaters into the environment. The Oil Pollution Act (OPA), was enacted in 1990 and amends parts of the Clean Water Act and other statutes as they pertain to the prevention of and response to oil spills. OPA imposes certain spill prevention, control and countermeasure requirements. Although Spectra Energy Capital is primarily a natural gas business, OPA affects its business primarily because of the presence of liquid hydrocarbons (condensate) in its offshore pipelines.

•

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which imposes liability for remediation costs associated with environmentally contaminated sites. Under CERCLA, any individual or entity that currently owns or in the past owned or operated a disposal site can be held liable and required to share in remediation costs, as well as transporters or generators of hazardous substances sent to a disposal site. Because of the geographical extent of its operations, Spectra Energy Capital has disposed of waste at many different sites.

•

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime. As part of its business, Spectra Energy Capital generates solid waste within the scope of these regulations and therefore must comply with such regulations.

•

The Toxic Substances Control Act, which requires that polychlorinated biphenyl (PCB) contaminated materials be managed in accordance with a comprehensive regulatory regime. Because of the historic use of lubricating oils containing PCBs, the internal surfaces of some of Spectra Energy Capital’s pipeline systems are contaminated with PCBs and liquids and other materials removed from these pipelines must be managed in compliance with such regulations.

•

The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals. Many of Spectra Energy Capital’s projects require federal agency review, and therefore the environmental affect of proposed projects is a factor in determining whether Spectra Energy Capital will be permitted to complete proposed projects.

•	The Fisheries Act (Canada), which regulates activities near any body of water in Canada.

•

The Environmental Management Act (British Columbia); The Environmental Protection and Enhancement Act (Alberta); and The Environmental Protection Act (Ontario), are each provincial laws governing various aspects, including permitting and site remediation obligations, of Spectra Energy Capital’s facilities and operations in those provinces.

(For more information on environmental matters involving Spectra Energy Capital, including possible liability and capital costs, see Notes 4 and 16 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state, provincial and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Spectra Energy Capital’s business units and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Spectra Energy Capital.

EMPLOYEES

Spectra Energy Capital had approximately 4,950 employees as of December 31, 2006, including approximately 3,250 employees outside of the United States, all in Canada. In addition, DCP Midstream, Spectra Energy Capital’s joint venture with ConocoPhillips, employed approximately 2,300 employees as of such date. Approximately 1,500 of Spectra Energy Capital’s employees, all of whom are located in Canada, are subject to collective bargaining agreements governing their employment with Spectra Energy Capital. Spectra Energy Capital reached agreements with all bargaining units with agreements subject to renewal in 2006.

GEOGRAPHIC REGIONS

For a discussion of Spectra Energy Capital’s foreign operations and the risks associated with them, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 3 and 7 to the Consolidated Financial Statements, “Business Segments” and “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” respectively.

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Spectra Energy Capital subsequent to the spin-off of the natural gas businesses from Duke Energy in January 2007. Accordingly, risks associated with operations that were distributed to Duke Energy on December 30, 2006 are not discussed in this section.

Reductions in demand for natural gas, or low levels in the market prices of commodities affects Spectra Energy Capital’s operations and cash flows.

Declines in demand for natural gas as a result of economic downturns in Spectra Energy Capital’s franchised gas service territory may reduce overall gas deliveries and reduce Spectra Energy Capital’s cash flows, especially if its industrial customers reduce production and, therefore, consumption of gas. Spectra Energy Capital’s gas gathering and processing businesses may experience a decline in the volume of natural gas gathered and processed at their plants, resulting in lower revenues and cash flows, as lower economic output reduces energy demand.

Lower demand for natural gas and lower prices for natural gas and natural gas liquids result from multiple factors that affect the markets where Spectra Energy Capital transports, stores, distributes, gathers, and processes natural gas including:

•	weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively;

•

supply of and demand for energy commodities, including any decreases in the production of natural gas which could negatively affect Spectra Energy Capital’s processing business due to lower throughput;

•	capacity and transmission service into, or out of, Spectra Energy Capital’s markets; and

•	petrochemical demand for natural gas liquids.

The lack of availability of natural gas resources may cause customers to contract with alternative suppliers, which could materially adversely affect Spectra Energy Capital’s sales, earnings, and cash flows.

Spectra Energy Capital’s natural gas businesses are dependent on the continued availability of natural gas production and reserves. Prices for natural gas, regulatory limitations, or a shift in supply sources due to importing of foreign liquefied natural gas could adversely affect development of additional reserves and production that is accessible by Spectra Energy Capital’s pipeline, gathering, processing and distribution assets. Lack of commercial quantities of natural gas available to these assets will cause customers to contract with alternative suppliers, thereby reducing their reliance on Spectra Energy Capital’s services, which in turn would materially adversely affect Spectra Energy Capital’s sales, earnings and cash flows.

Investments and projects located in Canada expose Spectra Energy Capital to fluctuations in currency rates that may adversely affect cash flows and results of operations.

Spectra Energy Capital is exposed to foreign currency risk from investments and operations in Canada. As of December 31, 2006, a 10% devaluation in the currency exchange rate of the Canadian Dollar would result in an estimated net loss on the translation of Canadian currency earnings of approximately $25 million. The balance sheet would be negatively affected by approximately $460 million currency translation through the cumulative translation adjustment in accumulated other comprehensive income.

Natural gas gathering and processing operations are subject to commodity price risk which could result in economic losses in earnings and cash flows.

Spectra Energy Capital has gathering and processing operations that consist of contracts to buy and sell commodities, including contracts for natural gas, natural gas liquids and other commodities that are settled by the delivery of the commodity or cash. Spectra Energy Capital’s major commodity market risk is natural gas liquids prices, due primarily to its investment in DCP Midstream. Natural gas liquids prices historically track oil prices. At historical natural gas liquid-to-oil prices, a $1 per barrel move in oil prices would affect Spectra Energy Capital’s pre-tax earnings from DCP Midstream by approximately $15 million.

With respect to the Empress system, a $1 change in the difference between the Btu-equivalent price of propane (used as a proxy for Empress’ NGL production) and the price of natural gas in Alberta, Canada (which represents theoretical gross margin for processing liquids from the gas and is commonly called the Frac-spread) would affect Spectra Energy Capital’s pre-tax earnings by approximately $25 million.

If prices of commodities significantly deviate from historical prices, if the price volatility or distribution of those changes deviates from historical norms, or if the correlation between natural gas liquids and oil prices deviates from historical norms, Spectra Energy Capital’s approach to price risk management may not protect it from significant losses. In addition, adverse changes in energy prices may result in economic losses in earnings, cash flows and the balance sheet.

Spectra Energy Capital’s business is subject to extensive regulation that affects operations and costs.

Spectra Energy Capital’s U.S. assets and operations are subject to regulation by federal, state and local authorities, including regulation by the Federal Energy Regulatory Commission and by various authorities under federal, state and local environmental laws. The majority of Spectra Energy Capital’s Canadian natural gas assets are subject to federal and provincial regulation including the National Energy Board and the Ontario Energy Board and likewise by federal and provincial environmental laws. Regulation affects almost every aspect of Spectra Energy Capital’s business, including, among other things, the ability to determine terms and rates for services provided by some of its businesses; make acquisitions, issue equity or debt securities; and pay dividends.

In addition, regulators have taken actions to strengthen market forces in the gas pipeline industry, which have led to increased competition. In a number of key markets, interstate pipelines are facing competitive pressure from a number of new industry participants, such as alternative suppliers as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on Spectra Energy Capital’s business, financial condition and operating results.

Transmission and storage, distribution, and gathering and processing activities involve numerous risks that may result in accidents or otherwise affect operations.

There are a variety of hazards and operating risks inherent in natural gas transmission and storage, distribution, and gathering and processing activities, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, and impairment of operations, any of which could result in substantial losses to Spectra Energy Capital. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Spectra Energy Capital does not maintain insurance coverage against all of these risks and losses, and any insurance coverage it might maintain may not fully cover the damages caused by those risks and losses for which it does maintain insurance. Therefore, should any of these risks materialize, it could have a material adverse effect on Spectra Energy Capital’s business, financial condition and results of operations.

Spectra Energy Capital is subject to numerous environmental laws and regulations, compliance with which requires significant capital expenditures, can increase cost of operations, and may affect or limit business plans, or expose Spectra Energy Capital to environmental liabilities.

Spectra Energy Capital is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Spectra Energy Capital to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. Spectra Energy Capital may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Spectra Energy Capital fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, the operation of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. No assurance can be made that the costs that will be incurred to comply with environmental regulations in the future will not have a material effect.

Spectra Energy Capital’s Canadian businesses may be subject to the Kyoto Protocol. If Canada does implement a program to reduce greenhouse gas emissions, Spectra Energy Capital may be obligated to reduce emissions and/or purchase emission credits. Due to the substantial uncertainty regarding what plan, if any, Canada will implement and whether this plan will apply to Spectra Energy Capital’s facilities, Spectra Energy Capital cannot estimate the potential effect of greenhouse gas regulation in Canada on Spectra Energy Capital’s business, financial condition, or results of operations.

Spectra Energy Capital is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Spectra Energy Capital could negatively affect cash flows, financial condition or results of operations.

Spectra Energy Capital is subject to numerous legal proceedings. Litigation is subject to many uncertainties, and Spectra Energy Capital cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Spectra Energy Capital is involved could require additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Spectra Energy Capital’s cash flows and results of operations.

Spectra Energy Capital relies on access to short-term money markets and longer-term capital markets to finance capital requirements and support liquidity needs, and access to those markets can be adversely affected, which could adversely affect cash flows or restrict businesses.

Spectra Energy Capital’s business is financed to a large degree through debt. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from assets. Accordingly, Spectra Energy Capital relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from operations and to fund investments originally financed through debt instruments. If Spectra Energy Capital is not able to access capital at competitive rates, its ability to finance operations and implement its strategy may be adversely affected. Restrictions on Spectra Energy Capital’s ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit Spectra Energy Capital’s ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

Spectra Energy Capital maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements which could adversely affect cash flow or restrict businesses.

Spectra Energy Capital may be unable to secure long-term transportation agreements, which could expose transportation volumes and revenues to increased volatility.

In the future, Spectra Energy Capital may be unable to secure long-term transportation agreements for its gas transmission business as a result of economic factors, lack of commercial gas supply to its systems, increased competition, or changes in regulation. Without long-term transportation agreements, Spectra Energy Capital’s revenues and contract volumes will be exposed to increased volatility and Spectra Energy Capital cannot provide assurance that its pipelines will be utilized at similar levels or operate profitably. The inability to secure these agreements would materially adversely affect business, financial condition or results of operations.

Native land claims have been asserted in British Columbia and Alberta which could affect future access to public lands, the success of which claims could have a significant adverse affect on Spectra Energy Capital’s natural gas production and processing.

Certain aboriginal groups have claimed aboriginal and treaty rights over a substantial portion of public lands on which Spectra Energy Capital’s facilities in British Columbia and Alberta, and the gas supply areas served by those facilities, are located. The existence of these claims, which range from the assertion of rights of limited use to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Such claims, if successful, could have a significant adverse effect on natural gas production in British Columbia and Alberta which could have a material adverse effect on the volume of natural gas processed at Spectra Energy Capital’s facilities and of natural gas liquids and other products transported in the associated pipelines. Spectra Energy Capital continues to work with aboriginal groups and Canada’s federal and provincial governments to ensure continued access by Spectra Energy Capital to public lands. Spectra Energy Capital cannot predict the outcome of these claims or the impact they may ultimately have on business and operations.

If Spectra Energy Capital or its rated subsidiaries are unable to obtain or maintain an investment grade credit rating, liquidity may be adversely affected and the cost of borrowing may increase. Spectra Energy Capital cannot be sure that Spectra Energy Capital or its rated subsidiaries will obtain or maintain investment grade credit ratings.

Spectra Energy Capital’s senior unsecured long-term debt is currently rated investment grade by various rating agencies. If the rating agencies were to rate Spectra Energy Capital or its rated subsidiaries below investment grade, such entity’s borrowing costs would increase, perhaps significantly. In addition, the entity would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Furthermore, if Spectra Energy Capital’s short-term debt rating were to be below tier 2 (e.g. A-2/P-2, S&P and Moody’s respectively), access to the commercial paper market could be significantly limited. There are requirements for Spectra Energy Capital to post collateral or a letter of credit if its S&P credit rating falls below BBB—. Any downgrade or other event negatively affecting the credit ratings of Spectra Energy Capital’s subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase Spectra Energy Capital’s need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

Protecting against potential terrorist activities requires significant capital expenditures and a successful terrorist attack could adversely affect Spectra Energy Capital’s business.

Future acts of terrorism and any possible reprisals as a consequence of any action by the United States and its allies could be directed against companies operating in the United States. This risk is particularly great for companies, like Spectra Energy Capital, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism has subjected Spectra Energy Capital’s operations to increased risks that could have a material adverse effect on business. In particular, Spectra Energy Capital may experience increased capital and operating costs to implement increased security for its facilities and pipelines, such as additional physical facility and pipeline security and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. Spectra Energy Capital may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect cash flow and business.

Due to proposed or potential changes in Canadian tax laws, Spectra Energy Capital may not be able to fully realize its goal of utilizing tax-efficient structures to improve its cost of capital, optimize returns on assets, and finance portfolio growth.

Spectra Energy Capital’s business strategy includes utilizing tax-efficient structures, such as master limited partnerships (MLP) and Canadian income trusts. On October 31, 2006, the Minister of Finance of Canada announced proposed changes to the income tax treatment of “flow-through entities,” including income trusts. If the proposal is implemented in its current form, income trusts will be subject to tax at corporate rates on the taxable portion of their distributions. Further, unitholders will be treated as if they have received a dividend equal to the taxable portion of their distributions, and will be taxed accordingly. These proposed changes will generally apply beginning in the 2007 taxation year for trusts that begin to be publicly-traded after October 2006, but would only apply beginning with the 2011 taxation year to those income trusts, such as the Income Fund, that were already publicly traded at the time of the announcement. While the proposed Canadian changes have not yet been implemented, such changes could have an adverse effect on Spectra Energy Capital’s ability to fully implement its business strategy which may affect its access to capital and the ability to maximize returns on the assets it might hold, and result in an inability to finance portfolio growth through the use of this vehicle.

Risks Relating to the Separation of Spectra Energy, including Spectra Energy Capital, from Duke Energy

Spectra Energy Capital, which was separated from Duke Energy effective January 2, 2007 via Duke Energy’s spin-off of Spectra Energy to Duke Energy’s shareholders, may be unable to achieve some or all of the benefits that it expects to achieve from the separation from Duke Energy.

Spectra Energy Capital may not be able to achieve the full strategic and financial benefits that it expects will result from the separation from Duke Energy or such benefits may be delayed or may not occur at all.

•

Prior to the separation, Spectra Energy Capital’s business was operated by Duke Energy as part of its broader corporate organization. Duke Energy or its affiliates performed various corporate functions for Spectra Energy Capital, including, but not limited to, accounts payable, cash management, treasury, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Spectra Energy Capital’s historical financial results reflect allocations of corporate expenses from Duke Energy for these and similar functions. These allocations may be more or less than Spectra Energy Capital may incur in the future.

•	Spectra Energy Capital’s business was integrated with the other businesses of Duke Energy. Historically, Spectra Energy Capital shared economies of scope and scale in costs, employees,

vendor relationships and certain customer relationships with Duke Energy. The Transition Services Agreement entered into with Duke Energy may not capture the benefits Spectra Energy Capital’s businesses have enjoyed as a result of having been integrated with the other businesses of Duke Energy. The loss of these benefits may have an adverse effect on business, results of operations and financial condition following the separation.

•	Future borrowing costs for Spectra Energy Capital’s business may be higher than Duke Energy’s borrowing costs prior to the separation.

•

Other significant changes may occur in Spectra Energy Capital’s cost structure, management, financing and business operations as a result of operating within Spectra Energy as a company separate from Duke Energy.

Spectra Energy may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a separate, publicly-traded company, and Spectra Energy Capital may experience increased costs as a result of the separation.

Following the separation, Duke Energy is contractually obligated to provide to Spectra Energy and its subsidiaries (including Spectra Energy Capital) only those services specified in the Transition Services Agreement and other agreements entered into with Duke Energy in connection with the separation. Spectra Energy may be unable to replace in a timely manner or on comparable terms, the services that Duke Energy previously provided that are not specified in the Transition Services Agreement or the other agreements. Also, upon the expiration of the Transition Services Agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties, and Spectra Energy Capital expects that in some instances it may incur higher costs to obtain such services than it incurred under the terms of such agreements. In addition, if Duke Energy does not continue to perform effectively the transition services and the other services that are called for under the Transition Services Agreement and the other agreements, Spectra Energy Capital may not be able to operate its business effectively and profitability may decline.

Spectra Energy’s agreements with Duke Energy may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

The agreements related to the separation from Duke Energy were prepared in the context of the separation from Duke Energy while Spectra Energy Capital was still part of Duke Energy and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements were prepared in the context of the separation related to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between Duke Energy and Spectra Energy.

Spectra Energy Capital will be responsible for certain contingent and other corporate liabilities related to the natural gas transmission and storage, distribution, and gathering and processing businesses of Duke Energy.

Under the Separation and Distribution Agreement and Tax Matters Agreement, Spectra Energy Capital will assume and be responsible for certain contingent and other corporate liabilities related to the natural gas transmission and storage, distribution, and gathering and processing businesses of Duke Energy (including associated costs and expenses, whether arising prior to, at, or after the distribution) and Spectra Energy Capital may be required to indemnify Duke Energy for these liabilities which may have a material effect on financial condition and results of operations. In addition, Spectra Energy Capital may also be responsible for sharing unknown liabilities that do not relate to either its business following the separation or the business of Duke Energy following the separation (for example, liabilities associated with certain corporate activities not specifically attributable to either business).

Spectra Energy Capital’s executive officers and some of its directors may have or may hold equity awards in Duke Energy which may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with Duke Energy, substantially all of the Spectra Capital directors and executive officers own shares of Duke Energy common stock, options to purchase shares of Duke Energy common stock or other equity awards based on Duke Energy common stock. Upon Duke Energy’s distribution of all of Spectra Energy’s shares of common stock to Duke Energy shareholders, these options and other equity awards were converted into options and other equity awards based in part on Duke Energy common stock and in part on Spectra Energy common stock. Accordingly, following Duke Energy’s distribution of Spectra Energy to shareholders, these officers and non-employee directors will own shares of both Duke Energy and Spectra Energy common stock and/or hold options to purchase common stock and other equity awards based on shares of common stock of both Duke Energy and Spectra Energy. The individual holdings of common stock, options to purchase common stock and other equity awards based on common stock of Duke Energy may be significant for some of these persons compared to these persons’ total assets. Even though Spectra Energy Capital’s and Spectra Energy’s boards of directors include directors who are independent from Duke Energy, Spectra Energy Capital’s and Spectra Energy’s respective executive officers were previously employees of Duke Energy. Ownership by those directors and officers of common stock, options to purchase common stock and other equity awards based on common stock of Duke Energy may create, or may create the appearance of, conflicts of interest when those directors and officers are faced with decisions that could have different implications for Duke Energy than the decisions do for Spectra Energy Capital and/or Spectra Energy.

Spectra Energy Capital might not be able to engage in desirable strategic transactions and equity issuances following the distribution.

To preserve the tax-free treatment to Duke Energy of the distribution, under the Tax Matters Agreement that Spectra Energy entered into with Duke Energy, for the two year period following the distribution, Spectra Energy and Spectra Capital may be prohibited, except in specified circumstances, from issuing equity securities to satisfy financing needs, acquiring businesses or assets with equity securities, or engaging in other actions or transactions that could jeopardize the tax-free status of the distribution. These restrictions may limit Spectra Energy Capital’s ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of its business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

NATURAL GAS TRANSMISSION

As discussed in Item 1. “Business”, effective January 2, 2007, Duke Energy consummated the spin-off of its natural gas businesses, which includes Spectra Energy Capital’s Natural Gas Transmission segment, to shareholders.

Texas Eastern’s gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,600 miles of pipeline and 73 compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission).

Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 500 miles of Texas Eastern’s pipeline system and has an ownership interest in a processing plant in Southern Louisiana.

Texas Eastern has two joint-venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. Texas Eastern’s total working capacity in these three fields is 75 Bcf. Texas Eastern is connected with two storage facilities through the MHP business in Texas and Louisiana, with a total working capacity of approximately 35 Bcf.

Algonquin Gas Transmission LLC (Algonquin) connects with Texas Eastern’s facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to Maritimes & Northeast Pipeline. The system consists of approximately 1,100 miles of pipeline with six compressor stations.

East Tennessee’s transmission system crosses Texas Eastern’s system at two points in Tennessee and consists of two mainline systems totaling approximately 1,400 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with 18 compressor stations. East Tennessee has an LNG storage facility in Tennessee with a total working capacity of 1.2 Bcf. East Tennessee also connects to Saltville Gas Storage Company L.L.C. and other storage facilities in Virginia that have a working gas capacity of approximately 5 Bcf.

Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, Maritimes & Northeast) transmission system (approximately 78% owned by Spectra Energy Capital) extends approximately 900 miles from producing fields in Nova Scotia through New Brunswick, Maine, New Hampshire and Massachusetts, connecting to Algonquin in Beverly, Massachusetts. It has two compressor stations on the system.

Natural Gas Transmission also has a 50% investment in Gulfstream Natural Gas System, LLC (Gulfstream), a 691-mile interstate natural gas pipeline system owned and operated jointly by Spectra Energy Capital and The Williams Companies, Inc. Gulfstream has a capacity to transport 1.1 Bcf/day from Mississippi and Alabama, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream has one compressor station.

MHP owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 35 Bcf. The Moss Bluff facility consists of three storage caverns located in Southeast Texas and has access to five pipeline systems, including the Texas Eastern system. The Egan facility consists of three storage caverns located in South Central Louisiana and has access to eight pipeline systems, including the Texas Eastern system.

The BC Pipeline has approximately 1,800 miles of transmission pipelines in British Columbia and Alberta, as well as 18 mainline compressor stations. The BC Field Services business includes five gas processing plants located in British Columbia, more than 1,800 miles of gathering pipelines and 22 field compressor stations.

Empress system assets include, among other things, a majority ownership interest in an NGL extraction plant, a liquids transmission pipeline, seven terminals along the pipe, two NGL storage facilities, a fractionation facility, and an integrated NGL marketing and gas supply business. Total processing capacity of the Empress system is 2.4 Bcf of gas per day. The Empress system is located in Western and Central Canada.

The Midstream operations include 13 natural gas processing plants and over 1,000 miles of natural gas gathering pipelines located in Western and Central Canada.

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

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Environmental” and “Commitments and Contingencies—Litigation.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2006, all of the outstanding limited liability company member interests of Spectra Energy Capital were owned by Duke Energy. There is no market for Spectra Energy Capital’s limited liability company member interests.

Distributions on Spectra Energy Capital’s limited liability company member interests are paid when declared by its Board of Directors. Spectra Energy Capital paid approximately $2.4 billion, $2.1 billion and zero in distributions on its member’s equity in 2006, 2005 and 2004, respectively. The 2006 distribution primarily provided funding support for Duke Energy’s dividend and Duke Energy’s share repurchase program. The 2005 distribution primarily provided funding for the execution of Duke Energy’s accelerated share repurchase program and provided funding support for Duke Energy’s dividend. This distribution was principally obtained from Spectra Energy Capital’s portion of the cash proceeds realized from the sale by DCP Midstream of the general partner of TEPPCO Partners, L.P. and Spectra Energy Capital’s sale of its limited partner interests in TEPPCO Partners, L.P.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders, which created Spectra Energy. Effective with this spin-off, all of the outstanding limited liability company member interests of Spectra Energy Capital were owned by Spectra Energy. Spectra Energy Capital periodically reviews its policy with respect to paying future distributions and anticipates making periodic distributions over the next three years to provide funding support for Spectra Energy’s dividend.

Item 6. Selected Financial Data.(a)

	2006	2005	2004	2003(c)	2002
	(in millions)
Statement of Operations
Operating revenues	$4,532	$9,454	$13,433	$11,937	$8,559
Operating expenses	3,334	8,123	11,757	11,837	7,622
Gains (losses) on sales of other assets and other, net	47	522	(349)	3	—

Operating income	1,245	1,853	1,327	103	937
Other income and expenses, net	736	1,668	306	373	374
Interest expense	605	675	858	915	760
Minority interest expense	45	511	214	138	93

Earnings (loss) from continuing operations before income taxes	1,331	2,335	561	(577)	458
Income tax expense (benefit) from continuing operations	395	926	1,268	(260)	125

Income (loss) from continuing operations	936	1,409	(707)	(317)	333
Income (loss) from discontinued operations, net of tax	308	(731)	593	(1,381)	(38)

Income (loss) before cumulative effect of change in accounting principle	1,244	678	(114)	(1,698)	295
Cumulative effect of change in accounting principle, net of tax and minority interest	—	(4)	—	(160)	—

Net income (loss)	$1,244	$674	$(114)	$(1,858)	$295

Ratio of Earnings to Fixed Charges(d)	3.1	4.3	1.7	— (b)	1.4
Balance Sheet Total assets	$20,345	$35,056	$37,183	$39,892	$45,109
Long-term debt including capital leases, less current maturities	$7,726	$8,790	$11,288	$13,655	$15,703

(a)	Significant transactions reflected in the results above include: 2006 transfer of certain businesses to Duke Energy in December 2006 (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”), 2006 transfer of former DENA Midwestern assets to Duke Energy Ohio (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”), 2006 Crescent joint venture transaction and subsequent deconsolidation effective September 7, 2006 (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 DENA disposition (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 deconsolidation of DCP Midstream effective July 1, 2005 (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2005 DCP Midstream sale of TEPPCO (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2004 tax charge as a result of the conversion to an LLC (see Note 5 to the Consolidated Financial Statements, “Income Taxes”), 2004 DENA sale of the Southeast plants (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), and 2003 DENA charges (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”).
(b)	Earnings were inadequate to cover fixed charges by $500 million for the year ended December 31, 2003.
(c)	As of January 1, 2003, Spectra Energy Capital adopted the remaining provisions of Emerging Issues Task Force (EITF) 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). In accordance with the transition guidance for these standards, Spectra Energy Capital recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles.
(d)	Includes pre-tax gains of approximately $0.9 billion, net of minority interest, related to the sale of TEPPCO GP and LP in 2005 (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2006, 2005 and 2004.

EXECUTIVE OVERVIEW

In June 2006, the Board of Directors of Duke Energy authorized management to pursue a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses, which included Spectra Energy Capital, to Duke Energy shareholders. On January 2, 2007, Duke Energy competed the spin-off of it natural gas businesses, including primarily Spectra Energy Capital’s Natural Gas Transmission and Field Services segments to Duke Energy’s shareholders.

2006 Financial Results. For the year-ended December 31, 2006, Spectra Energy Capital reported income from continuing operations of $936 million as compared to income from continuing operations of $1,409 million for the year ended December 31, 2005. The decrease in income from continuing operations was due primarily to the absence of prior year pre-tax gains of approximately $900 million (net of minority interest of approximately $343 million) recorded in 2005 related to DCP Midstream’s sale of TEPPCO GP, which is the general partner of TEPPCO LP and Spectra Energy Capital’s sale of its limited partner interests in TEPPCO LP, and an approximate $575 million gain recorded in 2005 as a result of the DCP Midstream disposition transaction, partially offset by the absence of prior year hedge losses in 2006 associated with de-designated Field Services’ hedges and reduced income tax expense in 2006, as discussed below. The highlights for 2006 include the following:

•	Natural Gas Transmission’s results were flat from 2005 to 2006, but were affected by strong commodity prices related to processing activities and higher operating and maintenance expenses.

•

Field Services experienced lower earnings in 2006 primarily as a result of the 2005 gains on the sale of the TEPPCO investments and the transfer of a 19.7% interest in DCP Midstream to ConocoPhillips in July 2005, which resulted in the deconsolidation of the investment in DCP Midstream. Results in 2006 were favorably affected by strong commodity prices.

•

Other experienced lower losses in 2006 primarily as a result of prior year impact of realized and unrealized mark-to-market impacts on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and decreased captive insurance expenses due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006.

•

Income tax expense from continuing operations was lower in 2006 as a result of a decrease in earnings from continuing operations before income taxes and a reduction in the effective tax rate. The reduction in the effective tax rate resulted primarily from a benefit to state taxes due to a reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy.

•

Income (loss) from discontinued operations, net of tax, improved in 2006 compared to the prior year due primarily to an approximate $0.7 billion after-tax impairment charge (approximately $0.9 billion pre-tax) in 2005 related to the former DENA segment, as a result of the decision to exit substantially all former DENA operations except for the Midwestern operations, remaining Southeastern operations, and the related investment in DETM. For purposes of these financial statements, the Midwestern operations are included in discontinued operations for all periods presented as the Midwestern assets and related operations were transferred by Spectra Energy Capital to Duke Energy Ohio in April 2006. Additionally, results reflect the net of tax impacts of the operations of International Energy and Spectra Energy Capital’s interest in Crescent, including an approximate $250 million pre-tax gain recorded in 2006 on Spectra Energy Capital’s sale of an effective 50% of its interest in Crescent, and various operations previously included in Other, which are classified in discontinued operations as a result of Spectra Energy Capital transferring these operations to Duke Energy in December 2006, and the impacts of termination or sale of the final remaining contracts at former DENA.

Spectra Energy Capital’s Strategy.    Following the spin-off from Duke Energy, Spectra Energy Capital expects to benefit from a sharper focus on core business and growth opportunities, with greater flexibility in accessing capital markets and responding to changes in the industry.

Spectra Energy Capital’s primary business objective is to provide value added, reliable and safe services to customers, which Spectra Energy Capital believes will create opportunities to deliver increased dividends per share and value to shareholders of Spectra Energy. Spectra Energy Capital intends to accomplish this objective by executing the following overall business strategies:

•	capitalize on the size and attributes of existing assets;

•	pursue organic growth, expansion projects, strategic acquisitions and other business opportunities arising in Spectra Energy Capital’s market and supply areas;

•	continue to develop operational efficiencies among existing assets;

•	utilize tax-efficient financial structures, such as MLPs, to improve Spectra Energy Capital’s access to capital, optimize returns on assets and finance portfolio growth;

•	continue to focus on operational excellence including safety, reliability, compliance and stringent cost management; and

•	retain and enhance customer and other stakeholder relationships.

Through the continued execution of these strategies, Spectra Energy Capital expects to grow and strengthen the overall business, capture new growth opportunities and deliver value to Spectra Energy’s stakeholders.

Economic Factors for Spectra Energy Capital’s Business.    At December 31, 2006, Spectra Energy Capital operated within the business unit structure of Duke Energy, as the Natural Gas Transmission and Field Services segments of Duke Energy. The business units of Duke Energy, including the Natural Gas Transmission,

Field Services, U.S. Franchised Electric and Gas and International Energy operations, were generally managed autonomously from one another. Therefore, the primary business operations of Spectra Energy Capital are not expected to change significantly from the previous operating environment of the Natural Gas Transmission and Field Services segments. There were certain shared functions among Duke Energy units, including shared corporate and business services, as well as shared strategic initiatives and capital resource allocations that will no longer be reflected in Spectra Energy Capital’s results of operations. The scope of Spectra Energy Capital’s corporate management will increase as a result of the separation from Duke Energy because Spectra Energy Capital will be creating new governance and business support functions—previously provided by Duke Energy—that are required in order to operate as a separate company.

Spectra Energy Capital’s regulated businesses are generally economically stable and are not significantly impacted in the long-term by seasonal temperature variations and changing commodity prices. However, all of Spectra Energy Capital’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including reductions in demand and low market prices for natural gas and NGLs, all of which are beyond Spectra Energy Capital’s control, and could impair Spectra Energy Capital’s ability to meet its long-term goals.

Subsequent to the deconsolidation of DCP Midstream, and the December 2006 distribution of the operations discussed above to Duke Energy, substantially all of Spectra Energy Capital’s revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output would cause Spectra Energy Capital to experience a decline in the volume of natural gas transported and distributed or gathered and processed at its plants, resulting in lower earnings and cash flows. This decline would primarily affect distribution revenues in the short-term. Processing revenues are also impacted by volumes of natural gas made available to the system, which is primarily driven by levels of natural gas drilling activity. Transmission revenues could be impacted by long-term economic declines that could result in the non-renewal of long-term contracts at time of expiration. Spectra Energy Capital’s pipeline transportation and storage customers continue to renew most contracts as they expire.

Spectra Energy Capital’s key markets—the Northeast United States, Florida, Ontario and the Pacific Northwest—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and U.S. Lower 48 average growth rates through 2015. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting Spectra Energy Capital’s growth strategies. Traditionally, supply to Spectra Energy Capital’s markets has come from the Gulf Coast region, onshore and offshore, as well as from fields in Western Canada and Eastern Canada. The national supply profile is shifting to new, and, in some cases, non-conventional sources of gas from basins in the Rockies, Mid-Continent and East Texas. In addition, the natural gas supply outlook will be shaped by new LNG re-gasification facilities being built. LNG will clearly be an important new source of supply, but the timing and extent of incremental supply from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets Spectra Energy Capital serves. These supply shifts are shaping the growth strategies that Spectra Energy Capital will pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “—Liquidity and Capital Resources.”

Spectra Energy Capital’s businesses in the U.S. are subject to regulations on the federal and state level. Regulations, applicable to the gas transmission and storage industry, have a significant impact on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and Spectra Energy Capital cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business. Additionally, Spectra Energy Capital’s investments and projects located in Canada expose Spectra Energy Capital to risks related to Canadian laws, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of the Canadian government. From 2002 through 2006, the Canadian dollar has strengthened significantly compared to the U.S. dollar, which has favorably impacted the earnings of Spectra Energy Capital during these periods. Changes in this exchange rate or other of these factors are difficult to predict and may impact Spectra Energy Capital’s future results.

Certain of Spectra Energy Capital’s earnings are impacted by fluctuations in commodity prices, especially the earnings of Spectra Energy Capital’s DCP Midstream investment and the Empress NGL operations in Canada. Although natural gas and NGL commodity prices increased in 2005 and 2006, this trend in commodity prices may not be indicative of future prices. Currently, Spectra Energy Capital does not enter into derivative instruments to hedge the expected exposures associated with its processing business in Canada. Prior to 2006, to mitigate the risks associated with its investment in DCP Midstream, Spectra Energy Capital entered into derivative instruments to hedge a portion of these expected exposures. Management evaluates, on an ongoing basis, the level of such hedging and currently does not have any plans to enter into new hedge positions around these earnings.

It is expected that the effective income tax rates will approximate 30-35% on an annual basis, taking into consideration the United States and Canadian tax jurisdictions applicable to Spectra Energy Capital’s operations.

Spectra Energy Capital relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates could adversely affect Spectra Energy Capital’s ability to implement its strategy. Market disruptions, or a downgrade of the credit ratings of Spectra Energy Capital or its subsidiaries may increase the cost of borrowing or adversely affect the ability to access one or more sources of liquidity.

For further information related to management’s assessment of Spectra Energy Capital’s risk factors, see Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2006 as Compared to December 31, 2005.    Consolidated operating revenues for 2006 decreased $4,922 million, compared to 2005. This change was driven by:

•	A $5,530 million decrease due to the deconsolidation of DCP Midstream, effective July 1, 2005, and

•	An $87 million decrease in captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006.

Partially offsetting this decrease in revenues were:

•

A $468 million increase at Natural Gas Transmission due primarily to Canadian assets (approximately $281 million), primarily higher processing revenues on the Empress System acquired in August 2005, favorable Canadian dollar foreign exchange impacts (approximately $157 million), and recovery of higher natural gas commodity costs (approximately $146 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas, partially offset by lower gas usage due to unseasonably warmer winter weather (approximately $186 million), and

•

An approximate $130 million increase in Other related to the prior year impact of mark-to-market losses, primarily unrealized, due to increased commodity prices as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”) from February 22, 2005 to June 30, 2005. Effective with the deconsolidation of DCP Midstream on July 1, 2005, mark-to-market changes related to these discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations.

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating revenues for 2005 decreased $3,979 million, compared to 2004. This change was driven by:

•	A $5,380 million decrease due to the deconsolidation of DCP Midstream, effective July 1, 2005

•

An approximate $130 million decrease resulting from mark-to-market losses, primarily unrealized, due to increased commodity prices as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk discussed above, and

•	An $113 million decrease at Commercial Power due to the sale of the Southeast plants in 2004.

Partially offsetting these decreases in revenues were:

•

An approximate $850 million increase at Field Services, excluding the impact of the deconsolidation of DCP Midstream, due primarily to higher average commodity prices, primarily NGL and natural gas in the first six months of 2005, and

•

A $704 million increase at Natural Gas Transmission due primarily to new Canadian assets (approximately $269 million), primarily the Empress System, favorable foreign exchange rates (approximately $153 million) as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses), higher natural gas prices that are passed through to customers (approximately $152 million), an increase related to U.S. business operations (approximately $60 million) driven by higher rates and contracted volumes and increased gas distribution revenues (approximately $36 million), resulting from higher gas usage in the power market

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2006 as Compared to December 31, 2005.     Consolidated operating expenses for 2006 decreased $4,789 million, compared to 2005. The change was primarily driven by:

•	An approximate $5,090 million decrease due to the deconsolidation of DCP Midstream, effective July 1, 2005

•

A $133 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, and prior year recognition of reserves for estimated property damage related to hurricanes and business interruption losses, and

•

An approximate $120 million decrease associated with the prior year recognition of unrealized losses in accumulated other comprehensive income (AOCI) as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”).

Partially offsetting these decreases in expenses was:

•

A $447 million increase at Natural Gas Transmission due primarily to Canadian assets (approximately $189 million), primarily the Empress System, increased natural gas prices at Union Gas (approximately $146 million), resulting from high natural gas prices passed through to customers without a mark-up at Union Gas, higher operating and maintenance, including pipeline integrity and project development expenses (approximately $133 million), Canadian dollar foreign exchange impacts (approximately $124 million), partially offset by lower gas purchase costs at Union Gas resulting primarily from unseasonably warmer winter weather (approximately $157 million).

Year Ended December 31, 2005 as Compared to December 31, 2004.    Consolidated operating expenses for 2005 decreased $3,634 million, compared to 2004. The change was primarily driven by:

•	A $5,072 million decrease due to the deconsolidation of DCP Midstream, effective July 1, 2005, and

•	A $143 million decrease at Commercial Power due to the sale of the Southeast Plants in 2004.

Partially offsetting these decreases in expenses were:

•	An approximate $675 million increase in operating expenses at Field Services driven primarily by higher average NGL and natural gas prices in the first six months of 2005

•

A $640 million increase at Natural Gas Transmission due primarily to new Canadian assets (approximately $272 million), primarily gas purchase costs associated with the Empress System, increased natural gas prices at Union Gas (approximately $152 million, which is offset in revenues), foreign exchange impacts (approximately $118 million) as discussed above (offset by currency impacts to revenues), and increased gas purchases for distribution (approximately $43 million) primarily due to higher gas usage in the power market

•

An approximate $120 million increase related to the recognition of unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”), and

•	A $59 million increase as a result of the 2004 correction of an immaterial accounting error in prior periods related to reserves at Bison.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains (Losses) on Sales of Other Assets and Other, net

Consolidated gains (losses) on sales of other assets and other, net was a gain of $47 million for 2006, a gain of $522 million for 2005, and a loss of $349 million for 2004. The gain in 2006 was due primarily to gains on settlements of customers’ transportation contracts at Natural Gas Transmission (approximately $28 million). The gain in 2005 was due primarily to the pre-tax gain resulting from the DCP Midstream disposition transaction (approximately $575 million), partially offset by net pre-tax losses at Commercial Power, principally the termination of former DENA structured power contracts in the Southeast region (approximately $70 million). The loss in 2004 was due primarily to pre-tax losses on the sale of the Southeast Plants (approximately $360 million) at Commercial Power.

Consolidated Operating Income

Year Ended December 31, 2006 as Compared to December 31, 2005.    For 2006, consolidated operating income decreased $608 million, compared to 2005. Decreased operating income was primarily related to an approximate $575 million gain in 2005 resulting from the DCP Midstream disposition transaction and the impacts of the deconsolidation of DCP Midstream, effective July 1, 2005, which amounted to approximately $440 million for 2005. Partially offsetting these decreases were an approximate $250 million negative impact to operating income in 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk and an approximate $70 million charge in 2005 related to the termination of former DENA structured power contracts in the Southeast region.

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated operating income increased $526 million, compared to 2004. Increased operating income was due primarily to the gain in 2005 resulting from the DCP Midstream disposition transaction and the charge in 2004 associated with the sale of the Southeast Plants in 2005, partially offset by charges in 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, charges in 2005 related to the termination of structured power contracts in the Southeast region and increased liabilities associated with mutual insurance companies.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2006 as Compared to December 31, 2005.    For 2006, consolidated other income and expenses decreased $932 million, compared to 2005. The decrease was due primarily to $1,245 million of pre-tax gains on sales of equity investments recorded in 2005, primarily associated with the sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP, partially offset by an increase of approximately $254 million in equity in earnings of unconsolidated affiliates due primarily to the deconsolidation of DCP Midstream effective July 1, 2005.

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated other income and expenses increased $1,362 million, compared to 2004. The increase was due primarily to $1,245 million of pre-tax gains associated with the sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP, equity income of $292 million for the investment in DCP Midstream subsequent to the deconsolidation of DCP Midstream, effective July 1, 2005, slightly offset by the realized and unrealized pre-tax losses recognized in 2005 on certain derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DCP Midstream by Spectra Energy Capital. Effective with the deconsolidation of DCP Midstream on July 1, 2005, mark-to-market changes related to the Field Services discontinued hedges are classified in Other income and expenses, net on the Consolidated Statements of Operations, while from February 22, 2005 to June 30, 2005 these mark-to-market changes were classified in Non-regulated electric, natural gas, natural gas liquids and other revenues on the Consolidated Statements of Operations.

Consolidated Interest Expense

Year Ended December 31, 2006 as Compared to December 31, 2005.    For 2006, consolidated interest expense decreased $70 million, compared to 2005. This decrease is primarily attributable to reduced interest expense associated with DCP Midstream, which was deconsolidated on July 1, 2005 (an approximate $82 million impact).

Year Ended December 31, 2005 as Compared to December 31, 2004.    For 2005, consolidated interest expense decreased $183 million, compared to 2004. This decrease was due primarily to Spectra Energy Capital’s debt reduction in 2004 (an approximate $120 million impact) and the deconsolidation of DCP Midstream effective July 1, 2005 (an approximate $80 million impact).

Consolidated Minority Interest Expense

Year Ended December 31, 2006 as Compared to December 31, 2005.    For 2006, consolidated minority interest expense decreased $466 million, compared to 2005. This decrease primarily resulted from the 2005 gain associated with the sale of TEPPCO GP and the impact of deconsolidation of DCP Midstream effective July 1, 2005.

Year Ended December 31, 2005 as Compared to December 31, 2004. For 2005, consolidated minority interest expense increased $297 million, compared to 2004. This increase was driven primarily by increased earnings at DCP Midstream in the first six months of 2005 as a result of the sale of TEPPCO GP and higher commodity prices, offset by the impact of the deconsolidation of DCP Midstream effective July 1, 2005.

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated income tax expense from continuing operations decreased $531 million, compared to 2005. This decrease primarily resulted from lower pre-tax earnings, due primarily to the 2005 gains associated with the sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP as discussed above. The effective tax rate decreased in 2006 (30%) compared to 2005 (40%). The lower effective tax rate for year ended December 31, 2006 as compared to December 31, 2005 resulted primarily from a $30 million benefit to state taxes due to a reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy, a $25 million tax benefit in 2006 related to the impairment of an investment in Bolivia and a $34 million tax expense in 2005 related to the repatriation of foreign earnings.

Year Ended December 31, 2005 as Compared to December 31, 2004. For 2005, consolidated income tax expense from continuing operations decreased $342 million, compared to 2004. The decrease in income tax expense from continuing operations is primarily a result of the reorganization of Duke Energy Americas LLC (DEA) in 2004 which caused the recognition of tax expense of approximately $1,030 offset by approximately $2.0 billion in higher pre-tax earnings in 2005, due primarily to the gains associated with the sale of TEPPCO GP, Spectra Energy Capital’s limited partner interest in TEPPCO LP, and the DCP Midstream disposition transaction (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). The effective tax rate for 2005 was 40%, compared to approximately 226% in 2004. The decrease in the effective tax rate was due primarily to the decrease in deferred taxes of approximately $1,030 million related to the restructuring of certain subsidiaries in 2004. (See Note 5 to the Consolidated Financial Statements, “Income Taxes.”)

Consolidated Income (Loss) from Discontinued Operations, net of tax

Consolidated income (loss) from discontinued operations was $308 million for 2006, ($731) million for 2005, and $593 million for 2004. These amounts represent results of operations and gains (losses) on dispositions related primarily to former DENA’s assets and contracts outside the Midwestern and Southeastern United States, which are included in Other, as well as the operations of International Energy and Spectra Energy Capital’s effective 50% interest in Crescent, and a number of businesses previously included in Other, which are classified in discontinued operations as a result of Spectra Energy Capital transferring these businesses to Duke Energy in December 2006 (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). The 2006 amount is primarily comprised of the net favorable operations of International Energy and Spectra Energy Capital’s effective 50% interest in Crescent.

The 2005 amount is primarily comprised of an approximate $740 million non-cash, after-tax charge (approximately $900 million pre-tax) for the impairment of assets, and the discontinuance of hedge accounting and the discontinuance of the normal purchase/normal sale exception for certain positions, as a result of the decision to exit substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Additionally, during 2005, Spectra Energy Capital recognized after-tax losses of approximately $330 million (approximately $400 million pre-tax) as the result of selling certain gas transportation and structured contracts related to the former DENA operations. These charges were offset by the recognition of after-tax gains of approximately $160 million (approximately $200 million pre-tax) related to the recognition of deferred gains in AOCI related to discontinued cash flow hedges related to the former DENA operations and the net favorable operations of International Energy and Spectra Energy Capital’s effective 50% interest in Crescent, and a number of businesses previously included in Other.

The 2004 amount is primarily comprised of a $273 million after-tax gain resulting from the sale of International Energy’s Asia-Pacific Business, and an approximate $180 million after-tax gain on the sale of two partially constructed merchant power plants in the western United States offset by operating losses at the western and northeast merchant power plants and the net favorable operations of International Energy and Spectra Energy Capital’s effective 50% interest in Crescent, and a number of businesses previously included in Other.

Consolidated Cumulative Effect of Change in Accounting Principle, net of tax and minority interest

During 2005, Spectra Energy Capital recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principle of $4 million as a reduction in earnings. The change in accounting principle related to the implementation of FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Spectra Energy Capital.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Spectra Energy Capital, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Spectra Energy Capital’s ownership interest in operations without regard to financing methods or capital structures.

Effective with the reporting of the 2007 results, and in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” Spectra Energy Capital will report financial and operating information on the following four business segments: U.S. Transmission, Distribution, Western Canada Transmission & Processing, and Field Services.

On April 1, 2006, Spectra Energy Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison, to Duke Energy. Accordingly, Bison’s operations are not included in Spectra Energy Capital’s results of operations subsequent to its transfer to Duke Energy. Due to continuing involvement between Bison and Spectra Energy Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment.

Additionally, in April 2006, Spectra Energy Capital indirectly transferred to Duke Energy Ohio, its ownership interest in former DENA’s Midwestern assets, representing a mix of combined cycle and peaking plants, with a combined capacity of approximately 3,600 MW. This transfer has been accounted for as a capital contribution at historical cost. An agreement between Spectra Energy Capital and Duke Energy Ohio associated with the transfer was assigned by Spectra Energy Capital to Duke Energy in the fourth quarter of 2006. The results of operations for former DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

In December 2006, Spectra Energy Capital transferred the operations of International Energy and Spectra Energy Capital’s effective 50% interest in Crescent, and various other operations previously included in Other to Duke Energy. The results of operations for the majority of these operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Spectra Energy Capital’s corporate and shared services operations were also transferred to Duke Energy in December 2006. However, as Spectra Energy Capital will have similar types of functions and costs in future periods, substantially all expenses associated with these corporate governance and shared service functions are classified within results from continuing operations in Other for all periods.

As discussed in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale” during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, as well as the transfers of the former DENA Midwestern assets and certain businesses previously included in Other (including DETM), as discussed above, the continuing operations of the former DENA segment, which are now reflected as a component of the Commercial Power segment, include only the Southeastern operations which were disposed of in 2004 and related structured power contracts that were terminated during 2005.

Spectra Energy Capital’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2006	2005	Variance 2006 vs 2005	2004	Variance 2005 vs 2004
	(in millions)
Natural Gas Transmission	$1,438	$1,388	$50	$1,329	$59
Field Services(a)	569	1,946	(1,377)	367	1,579
Commercial Power(b)	—	(70)	70	(386)	316

Total reportable segment EBIT	2,007	3,264	(1,257)	1,310	1,954
Other	(89)	(278)	189	48	(326)

Total reportable segment and other EBIT	1,918	2,986	(1,068)	1,358	1,628
Interest expense	(605)	(675)	70	(858)	183
Interest income and other(c)	18	24	(6)	61	(37)

Consolidated earnings from continuing operations before income taxes	$1,331	$2,335	$(1,004)	$561	$1,774

(a)	In July 2005, Duke Energy caused a Spectra Energy Capital subsidiary to complete the agreement with ConocoPhillips to reduce Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50%. Field Services segment data includes DCP Midstream as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.
(b)	Reflects amounts associated with former DENA’s Southeast operations prior to the sale of the plants in August 2004 and the sale of the structured power contracts in December 2005.
(c)	Other includes foreign currency transaction gains and losses and additional minority interest expense not allocated to the segment results.

Minority interest expense as shown and discussed below includes only minority interest expense related to EBIT of Spectra Energy Capital’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Natural Gas Transmission

	Years Ended December 31,
	2006	2005	Variance 2006 vs 2005	2004	Variance 2005 vs 2004
	(in millions, except where noted)
Operating revenues	$4,523	$4,055	$468	$3,351	$704
Operating expenses	3,162	2,715	447	2,075	640
Gains (losses) on sales of other assets and other, net	47	13	34	17	(4)

Operating income	1,408	1,353	55	1,293	60
Other income and expenses, net	69	65	4	63	2
Minority interest expense	39	30	9	27	3

EBIT	$1,438	$1,388	$50	$1,329	$59

Proportional throughput, TBtu(a)	3,248	3,410	(162)	3,332	78

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues.    The increase was driven primarily by:

•	A $281 million increase due to Canadian assets purchased in August 2005, primarily higher processing revenues on the Empress System as a result of commodity prices

•

A $157 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•

A $146 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses

•	A $27 million increase in U.S. business operations driven by increased processing revenues associated with transportation, and

•	A $26 million increase from completed and operational pipeline expansion projects in the U.S.

Partially offsetting these increases was:

•	A $186 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to warmer winter weather compared to 2005.

Operating Expenses.    The increase was driven primarily by:

•	A $189 million increase in gas purchase cost associated with the Empress System

•	A $146 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues.

•

A $133 million increase primarily related to increased operating and maintenance expenses on pipeline and storage operations, including pipeline integrity and project development expenses, higher insurance premiums, and benefit costs, and

•	A $124 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above).

Partially offsetting these increases were:

•	A $157 million decrease in gas purchase costs at Union Gas, primarily resulting from lower gas usage due to unseasonably warmer winter weather, and

•	A $15 million decrease related to the resolution in 2006 of prior tax years’ ad valorem tax issues.

Gains (Losses) on Sales of Other Assets and Other, net.    The increase was driven primarily by a $28 million gain in 2006 on the settlement of a customer’s transportation contract, and a $5 million gain on the sale of Stone Mountain assets in 2006.

Other Income and Expenses, net.    The increase was driven primarily by a pre-tax Staff Accounting Bulletin (SAB) No. 51 gain of $15 million related to the Income Fund’s issuance of additional units of the Canadian income trust fund, partially offset by a construction fee received in 2005 from an affiliate as a result of the successful completion of the Gulfstream Natural Gas System, LLC (Gulfstream), 50% owned by Spectra Energy Capital, and Natural Gas Transmission’s 50% share of operating and maintenance expenses in 2006 on the Southeast Supply Header project.

EBIT.    The increase in EBIT is due primarily to the increase in processing earnings (primarily Empress System), the gain on settlement of a customer’s transportation contract, U.S. business expansion, the gain on the Income Fund’s issuance of additional units of the Canadian income trust fund, a gain on a property insurance settlement and the strengthening Canadian dollar, partially offset by increased operating and maintenance expenses, and lower Union results primarily due to weather.

Matters Impacting Future Natural Gas Transmission Results

As previously discussed, Spectra Energy Capital has implemented new business segment reporting in 2007. Amounts previously reported for Spectra Energy Capital’s Natural Gas Transmission segment will primarily be reported in the new U.S. Transmission, Distribution and Western Canada Transmission & Processing segments. The following discusses matters impacting future results of these new segments.

U.S. Transmission plans to continue earnings growth through capital efficient projects, such as transportation and storage expansion to support a two-pronged “supply push” / “market pull” strategy, as well as continued focus on optimizing the performance of the existing operations through organizational efficiencies and cost control. Future earnings growth will be dependent on the success of expansion plans in both the market and supply areas of the pipeline network, the ability to continue renewing service contracts and continued regulatory stability. Commodity prices will continue to impact processing revenues that are associated with transportation services.

Distribution plans to continue earnings growth through capital efficient “market pull” expansion projects of transportation and storage capacity to support the projected demand growth in the Ontario market. The projected natural gas demand in Ontario benefits the continued retail distribution growth as well. Distribution’s earnings are impacted significantly by weather during the winter heating season. In addition, earnings over the last several years have benefited from the strengthening Canadian dollar and would be impacted by future changes in the US/Canadian dollar exchange rates. As with all of Spectra Energy Capital’s regulated entities, regulatory changes may impact future earnings.

Western Canada Transmission & Processing plans to continue earnings growth through capital efficient “supply push” projects, primarily associated with gathering and processing expansion to support drilling activity in northern British Columbia. Earnings will also continue to improve through optimizing the performance of the existing system and through organizational efficiencies. In addition, future earnings will be impacted by the ability to renew service contracts and regulatory stability. Earnings from processing services will be impacted by the ability to access additional natural gas reserves. In addition, the Empress NGL business will be impacted by both gas flows and the effects of natural gas and NGL commodity prices. On October 31, 2006, the Minister of Finance in Canada announced proposed changes to the income tax treatment of “flow-through entities,” including income trusts, such as the Income Fund, in which the Western Canada Transmission & Processing segment owns approximately 46% as of December 2006. If the proposal is implemented in its current form, income trusts will be subject to tax at corporate rates on the taxable portion of their distributions which would apply beginning with the 2011 taxation year of the Income Fund. On December 15, 2006, the Department of Finance of Canada provided further guidance on “normal growth” for flow-through entities. The guidance limits the amount of new equity that can be issued if the Income Fund wishes to retain its current tax status until 2011. The guidance indicates, subject to annual limits, that the Income Fund can issue up to Canadian $296 million of new equity prior to December 31, 2010 without losing its current tax status. The legislation is still in draft form and is subject to continuing debate. The implementation of the legislation could have an adverse effect on the Income Fund, its ability to pay distributions and the market value of its units. Spectra Energy Capital will monitor the impact of these proposed changes on the Income Fund and on the future use of such entities, but does not currently expect significant impacts to Spectra Energy Capital as a result of these changes.

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The increase was driven primarily by:

•	A $269 million increase due to new Canadian assets, primarily the Empress System

•

A $153 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•

A $152 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices that are passed through to customers without a mark-up at Union Gas. This revenues increase is offset in expenses

•

A $60 million increase for U.S. business operations driven by higher rates at Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M & N Pipeline) and favorable commodity prices on natural gas processing activities

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

Other Income and Expenses, net.    The increase was driven primarily by the successful completion of the Gulfstream Phase II project which went into service in February 2005 and increased volumes at Gulfstream, resulting in a $11 million increase in Gas Transmission’s 50% equity earnings and a $5 million construction fee received from an affiliate. These increases were partially offset by a $16 million gain in 2004 on the sale of equity investments, primarily due to the resolution of contingencies related to the sales price of those investments.

EBIT.    The increase in EBIT was due primarily to earnings from U.S. business expansion projects, improved U.S. operations and favorable foreign exchange rate impacts from the strengthening Canadian dollar, partially offset by the 2004 resolution of ad valorem tax issues.

Field Services

	Years Ended December 31,
	2006	2005	Variance 2006 vs 2005	2004	Variance 2005 vs 2004
	(in millions, except where noted)
Operating revenues	$—	$5,530	$(5,530)	$10,044	$(4,514)
Operating expenses	5	5,215	(5,210)	9,489	(4,274)
Gains (losses) on sales of other assets and other, net	—	577	(577)	2	575

Operating income	(5)	892	(897)	557	335
Equity in earnings of unconsolidated affiliates(a)	574	292	282	—	292
Other income and expenses, net	—	1,259	(1,259)	37	1,222
Minority interest expense	—	497	(497)	227	270

EBIT	$569	$1,946	$(1,377)	$367	$1,579

Natural gas gathered and processed/transported, TBtu/d(b)	6.8	6.8	—	6.8	—
NGL production, MBbl/d(c)	361	353	8	356	(3)
Average natural gas price per MMBtu(d)	$7.23	$8.59	$(1.36)	$6.14	$2.45
Average NGL price per gallon(e)	$0.94	$0.85	$0.09	$0.68	$0.17

(a)	Includes Spectra Energy Capital’s 50% equity in earnings of DCP Midstream net income subsequent to the deconsolidation of DCP Midstream effective July 1, 2005. Results of DCP Midstream prior to July 1, 2005 are presented on a consolidated basis.
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub
(e)	Does not reflect results of commodity hedges

In July 2005, Duke Energy caused a Spectra Energy Capital subsidiary to complete the transfer of a 19.7% interest in DCP Midstream to ConocoPhillips, Spectra Energy Capital’s co-equity owner in DCP Midstream, which reduced Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50% and resulted in Spectra Energy Capital and ConocoPhillips becoming equal 50% owners in DCP Midstream. As a result of the DCP Midstream disposition transaction, Spectra Energy Capital deconsolidated its investment in DCP Midstream and subsequently has accounted for DCP Midstream as an investment utilizing the equity method of accounting (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues.    The decrease was due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream.

Operating Expenses.    The decrease was due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream. Operating expenses for 2005 were also impacted by approximately $120 million of losses recognized due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges.

Gains (Losses) on Sales of Other Assets and Other, net.    The decrease was due primarily to an approximate pre-tax gain of $575 million on the DCP Midstream disposition transaction in the prior year.

Equity in Earnings of Unconsolidated Affiliates.    The increase is due to Spectra Energy Capital’s 50% of equity in earnings of DCP Midstream’ net income for the twelve months ended December 31, 2006 as compared to equity in earnings of DCP Midstream’ net income for the six months ended December 31, 2005. DCP Midstream’ earnings during the twelve months ended December 31, 2006 have continued to be favorably impacted by increased NGL and crude oil prices as compared to the prior period, as well as increased trading and marketing gains due primarily to changes in natural gas prices and the timing of derivative and inventory transactions.

Other Income and Expenses, net.    The decrease is due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream. In 2005, DCP Midstream had a pre-tax gain on the sale of its wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP of $1.1 billion, and Spectra Energy Capital had a pre-tax gain on the sale of its limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense.    The decrease was due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream. Minority interest expense for 2005 was due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion, as discussed above.

EBIT.    The decrease in EBIT from 2006 to 2005 resulted primarily from the gain on sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP in 2005 and gain on the DCP Midstream disposition transaction in 2005,. These decreases were partially offset by increased NGL and crude oil prices in 2006 as compared to the prior year.

Matters Impacting Future Field Services Results

Field Services, through its 50% investment in DCP Midstream, has developed significant size and scope in natural gas gathering, processing and NGL marketing and plans to focus on operational excellence and organic growth. DCP Midstream’s revenues and expenses are significantly dependent on prevailing commodity prices for NGLs and natural gas, and past and current trends in price changes of these commodities may not be indicative of future trends. DCP Midstream anticipates that current price levels will continue to stimulate drilling and help to offset declining raw natural gas supplies. Although the prevailing price of natural gas has less short term significance to its operating results than the price of NGLs, in the long term, the growth and sustainability of DCP Midstream’s business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. Future equity in earnings of DCP Midstream will continue to be sensitive to commodity prices that have historically been cyclical and volatile. There are many important factors that could cause actual results to differ materially from the expectations expressed. Management can provide no assurances regarding the impact of future commodity prices or drilling activity.

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Revenues.    The decrease was due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream. This decrease was partially offset by increased revenues of approximately $850 million during the six months ended June 30, 2005 versus the comparable period in the prior year which was primarily attributable to a $0.14 per gallon increase in average NGL prices and a $0.66 per MMBtu increase in average natural gas prices.

Operating Expenses.    The decrease was due to the DCP Midstream disposition transaction and subsequent deconsolidation of DCP Midstream. Subsequent to June 2005, the results of DCP Midstream are included in Equity in Earnings of Unconsolidated Affiliates. This decrease was partially offset by:

•

Increased operating expense of approximately $675 million during the six months ended June 30, 2005 versus the comparable period in the prior year which was primarily attributable to higher average costs of raw natural gas supply, due primarily to an increase in average NGL and natural gas prices, and

•

An approximate $120 million increase due to the reclassification of pre-tax unrealized losses in AOCI in 2005 as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”). After the discontinuance of these hedges, changes in their fair value are being recognized in Other results, as management considers the discontinuance to be an event which disassociates the contracts from the Field Services’ results.

Gains (Losses) on Sales of Other Assets and Other, net.    The increase was primarily due to an approximate pre-tax gain of $575 million on the DCP Midstream disposition transaction.

Equity in Earnings of Unconsolidated Affiliates.    The increase was driven by the equity in earnings of $292 million for Spectra Energy Capital’s investment in DCP Midstream subsequent to the completion of the DCP Midstream disposition transaction and related deconsolidation. DCP Midstream earnings during the six months ended December 31, 2005 have continued to be favorably impacted by increased commodity prices. These increases were partially offset by higher operating costs and pipeline integrity work as well as lower volumes due in part to hurricane interruptions.

Other Income and Expenses, net.    The increase was driven primarily by an approximate $1.1 billion pre-tax gain in 2005 on the sale of DCP Midstream’ wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP, and the pre-tax gain on the sale of Spectra Energy Capital’s limited partner interest in TEPPCO LP of approximately $100 million. TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party. The gain was partially offset by a $33 million decrease in earnings from equity method investments, primarily as a result of the sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP in the first quarter of 2005.

Minority Interest Expense.    The increase was due primarily to the minority interest impact of the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP as well as increased earnings at DCP Midstream during the six months ended June 30, 2005 due to commodity price increases. This increase was partially offset by the DCP Midstream disposition transaction and the related deconsolidation of Spectra Energy Capital’s investment in DCP Midstream.

EBIT.    The increase was primarily driven by the gain on sale of TEPPCO GP and Spectra Energy Capital’s limited partner interest in TEPPCO LP, the gain as a result of the DCP Midstream disposition transaction and favorable effects of commodity price increases, partially offset by the impact of Spectra Energy Capital’s decreased ownership percentage resulting from the completion of the DCP Midstream disposition transaction. Also, in the first quarter of 2005, Spectra Energy Capital discontinued certain cash flow hedges entered into to hedge Field Services’ commodity price risk (see Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments”). As a result of the discontinuance of these cash flow hedges and hedge accounting treatment, approximately $120 million of pre-tax unrealized losses in AOCI related to these contracts have been recognized by Field Services during the year ended

December 31, 2005. Field Services’ future results are subject to volatility for factors such as commodity price changes.

Supplemental Data

Below is supplemental information for DCP Midstream operating results subsequent to deconsolidation on July 1, 2005:

	Twelve Months Ended December 31, 2006	Six Months Ended December 31, 2005
	(in millions)
Operating revenues	$12,335	$7,463
Operating expenses	11,063	6,814

Operating income	1,272	649
Other income and expenses, net	5	1
Interest expense, net	119	62
Income tax expense	23	4

Net income	$1,135	$584

Commercial Power

	Years Ended December 31,
	2006	2005	Variance 2006 vs 2005	2004	Variance 2005 vs 2004
	(in millions)
Operating revenues	$—	$—	$—	$113	$(113)
Operating expenses	—	—	—	143	(143)
Gains (losses) on sales of other assets and other, net	—	(70)	70	(359)	289

Operating income	—	(70)	70	(389)	319
Other income and expenses, net	—	—	—	3	(3)

EBIT	$—	$(70)	$70	$(386)	$316

Commercial Power includes the historical results of the remaining Southeastern operations related to the assets which were disposed of in 2004 and the sale of the structured power contracts in 2005, but are not included in discontinued operations due to continuing involvement (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”)

Year Ended December 31, 2006 as compared to December 31, 2005

Gain (losses) on Sales of Other Assets and Other, net.    The increase was driven primarily by an approximate $70 million pre-tax charge in 2005 related to the termination of structured power contracts in the Southeastern Region.

EBIT.    The increase was due to the approximate $70 million pre-tax charge in 2005 related to the termination of structured power contracts in the Southeastern Region.

Year Ended December 31, 2005 as compared to December 31, 2004

Operating Revenues.    The decrease was due to the sale of the Southeast plants in 2004.

Operating Expenses.    The decrease was due to the sale of the Southeast plants in 2004.

Gains (losses) on sales of other assets and other, net.    The 2005 loss was due primarily to an approximate $70 million pre-tax charge related to the termination of structured power contracts in the Southeastern Region. The 2004 results include pre-tax losses of approximately $360 million associated with the sale of the Southeast Plants.

EBIT.    EBIT loss decreased driven by the loss recognized in 2004 on the sale of the Southeast Plants.

Other

	Years Ended December 31,
	2006	2005	Variance 2006 vs 2005	2004	Variance 2005 vs 2004
	(in millions)
Operating revenues	$30	$(4)	$34	$111	$(115)
Operating expenses	182	303	(121)	222	81
Gains (losses) on sales of other assets and other, net	—	4	(4)	(8)	12

Operating income	(152)	(303)	151	(119)	(184)
Other income and expenses, net	63	25	38	167	(142)

EBIT	$(89)	$(278)	$189	$48	$(326)

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues.    The increase was driven primarily by:

•

An approximate $130 million increase as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DCP Midstream, effective July 1, 2005.

Partially offsetting this increase were:

•	An $87 million decrease in captive insurance revenues due to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, and

•	A $21 million decrease due to a prior year mark-to-market gain related to former DENA’s hedge discontinuance in the Southeast.

Operating Expenses.    The decrease was driven primarily by:

•

A $133 million decrease in captive insurance expenses due primarily to the transfer of ownership in Bison to Duke Energy effective April 1, 2006, and prior year recognition of reserves for estimated property damage related to hurricanes and business interruption losses.

Partially offsetting this decrease was:

•	A $13 million increase primarily associated with Spectra Energy Capital’s proportionate share of Duke Energy’s costs to achieve the Cinergy merger in 2006.

Other Income and Expenses, net.    The increase was driven primarily by an approximate $45 million favorable variance resulting from the realized and unrealized mark-to-market impacts associated with certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DCP Midstream, effective July 1, 2005. Other income and expenses, net includes $82 million and $68 million in 2006 and 2005, respectively, related to a management charged to an unconsolidated affiliate.

EBIT.    The increase was due primarily to the favorable variance related to realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and prior year recognition of reserves for estimated property damage related to hurricanes and business interruption, partially offset by the prior year mark-to-market gain related to former DENA’s hedge discontinuance in the Southeast.

Matters Impacting Future Other Results

Future Other results will include corporate and business services provided for the operations of Spectra Energy, and will also include costs and losses associated with Spectra Energy Capital’s new captive insurance company.

As a result of the separation from Duke Energy, Spectra Energy, primarily through Spectra Energy Capital, has newly staffed various corporate and other support functions, such as treasury, tax, cash management, payroll, accounts payable, information technology, human resources, and legal and compliance that will be required to operate as a stand-alone public company. Primarily during the first year following the separation date, it is expected that Duke Energy will provide certain transition services to Spectra Energy until such time as Spectra Energy can create all of the necessary stand-alone functions. The Duke Energy corporate costs included in Spectra Energy Capital’s historical financial statements will be replaced by Spectra Energy’s independent operating costs, including the new corporate functions, and will also include transition service fees paid to Duke Energy pursuant to the transition service arrangements that are expected to occur primarily in 2007. The amount of fees expected to be paid to Duke Energy in 2007 is approximately $10 million, but could vary depending on the ultimate usage and level of services required. Future corporate costs of Spectra Energy Capital are expected to be significantly less than the historical level of such costs given that the historical corporate services were structured to provide services to all of Spectra Energy Capital’s previous business groups, including International Energy, Crescent, DENA and DETM. In addition, Spectra Energy Capital has discontinued providing management services to the Duke Energy affiliate, and as such, will no longer realize the associated management fee income.

In 2007, Other will include costs associated with the spin-off, such as costs for branding the new company, replacing signage, creating new investor and other stakeholder communication processes, and costs for building and/or reconfiguring the required information systems primarily around financial systems. The spin-off costs expected to affect the operating results of Other will approximate $50 million in 2007 and are not expected to be material thereafter.

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

Partially offsetting this decrease was:

•	A $21 million mark-to-market gain in 2005 related to former DENA’s hedge discontinuance in the Southeast.

Operating Expenses.    The increase was driven primarily by:

•

A $59 million increase as a result of the 2004 correction of an immaterial accounting error in prior periods related to reserves at Bison attributable to property losses at several Spectra Energy Capital subsidiaries, and

•	A $19 million increase as a result of increased liabilities associated with mutual insurance companies.

Gains (Losses) on Sales of Other Assets and Other, net.    The 2004 loss was due primarily to a loss on the sale of an aircraft.

Other Income and Expenses, net.    The decrease was driven primarily by an $83 million decrease in a management fees charged to an unconsolidated affiliate and an approximate $64 million decrease as a result of the realized and unrealized mark-to-market impact on discontinued hedges related to Field Services’ commodity price risk. (See Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

EBIT.    The decrease was due primarily to the realized and unrealized mark-to-market impacts of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk, the reversal of insurance reserves at Bison in 2004 and a decrease in management fees charged to an unconsolidated affiliate. These decreases were partially offset by the mark-to-market gain in 2005 related to former DENA’s hedge discontinuance in the Southeast.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of accounting policies and estimates is an important process that continues to evolve as Spectra Energy Capital’s operations change and accounting guidance evolves. Spectra Energy Capital has identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Spectra Energy Capital discusses its critical accounting policies and estimates and other significant accounting policies with senior members of management. Spectra Energy Capital’s critical accounting policies and estimates are discussed below.

Regulatory Accounting

Spectra Energy Capital accounts for certain of its regulated operations under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Spectra Energy Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $959 million as of December 31, 2006 and $1,063 million as of December 31, 2005. Total regulatory liabilities were $569 million as of December 31, 2006 and $420 million as of December 31, 2005. (See Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”)

Long-Lived Asset Impairments and Assets Held For Sale

Spectra Energy Capital evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. For long-lived assets, impairment would exist when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, the asset’s carrying value is adjusted to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future cash flows.

Spectra Energy Capital uses the best information available to estimate fair value of its long-lived assets and may use more than one source. Judgment is exercised to estimate the future cash flows, the useful lives of long-lived assets and to determine management’s intent to use the assets. The sum of undiscounted cash flows is primarily dependent on forecasted commodity prices for both the sales of power and the natural gas fuel costs over periods of time consistent with the useful lives of the assets or changes in the real estate market. Management’s intent to use or dispose of assets is subject to re-evaluation and can change over time.

A change in Spectra Energy Capital’s plans regarding, or probability assessments of, holding or selling an asset could have a significant impact on the estimated future cash flows. Spectra Energy Capital considers various factors when determining if impairment tests are warranted, including but not limited to:

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

Judgment is also involved in determining the timing of meeting the criteria for classification as an asset held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS No. 144)

During 2006 and 2005, Spectra Energy Capital recorded impairments on several of its long-lived assets. (For discussion of these impairments, see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale.”)

Spectra Energy Capital uses the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” to determine whether components of Spectra Energy Capital that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Spectra Energy Capital must not have significant continuing involvement in the operations after the disposal (i.e. Spectra Energy Capital must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from Spectra Energy Capital’s ongoing operations (i.e. Spectra Energy Capital does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments and gains or losses on sales, are reflected as Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of

Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairments and other charges in the Consolidated Statements of Operations.

Impairment of Goodwill

At December 31, 2006 and 2005, Spectra Energy Capital had goodwill balances of $3,507 million and $3,775 million, respectively. Spectra Energy Capital evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The majority of Spectra Energy Capital’s goodwill at December 31, 2006 relates to the acquisition of Westcoast Energy, Inc. (Westcoast) in March 2002, whose assets are primarily included within the Natural Gas Transmission segment. As of the acquisition date, Spectra Energy Capital allocates goodwill to a reporting unit, which Spectra Energy Capital defines as an operating segment or one level below an operating segment. As required by SFAS No. 142, Spectra Energy Capital performs an annual goodwill impairment test and updates the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Key assumptions used in the analysis include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy Capital incorporates expected growth rates, regulatory stability, ability to renew contracts, and foreign currency exchange rates, as well as other factors that affect its revenue and expense forecasts. As a result of the annual impairment test required by SFAS No. 142, Spectra Energy Capital did not record any impairment on its goodwill during 2006, 2005 or 2004.

As noted previously, the business segments of Spectra Energy Capital were revised early in 2007 as a result of the separation from Duke Energy, impacting the reporting units used for goodwill impairment reviews. This change to the reporting unit designations has not resulted in any impairments of Spectra Energy Capital’s goodwill. Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Revenue Recognition

Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products, primarily at Natural Gas Transmission and Field Services (prior to deconsolidation), are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Spectra Energy Capital will rely primarily upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for 2007. As of December 31, 2006, Spectra Energy Capital had negative working capital of approximately $730 million. This balance includes short-term debt of $349 million and current maturities of long-term debt of $550 million which are due primarily in July 2007 and December 2007 and are expected to be financed through additional long-term borrowings. In addition to the issuance of short-term debt and new long-term debt issuances expected during 2007, Spectra Energy Capital expects to complete an MLP transaction during mid-2007 which could provide net cash proceeds of approximately $300 million to $400 million. See further discussion in Financing Cash Flows. Spectra Energy

Capital also has access to four revolving credit facilities available in two currencies, with total combined capacities of $950 million and Canadian $600 million. These facilities will be used principally as a back-stop for commercial paper programs at Spectra Energy Capital subsidiaries.

Any excess cash generated may be distributed to Spectra Energy to support its dividend payments. Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, earnings sensitivities to weather, commodity prices, and the timing of associated regulatory cost recovery approval (see “Item 1A. Risk Factors” for details). As discussed further in Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” Spectra Energy Capital entered into a settlement agreement and paid approximately $100 million to resolve pending litigation associated with the Citrus Trading matter. Spectra Energy Capital recorded the $100 million charge in the fourth quarter of 2006 within discontinued operations.

Spectra Energy Capital projects 2007 capital and investment expenditures of approximately $1.6 billion, consisting of $0.8 billion for U.S. Transmission, $0.5 billion for Western Canada Transmission & Processing, and $0.3 billion for Distribution. Total projected 2007 capital and investment expenditures include approximately $1.1 billion of expansion capital expenditures and approximately $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.

As Spectra Energy Capital executes on its strategic objectives around organic growth and expansion projects, capital and investment expenditures could average approximately $1.5 billion per year over the next several years. The timing and extent of these projects are likely to vary significantly from year to year, however. Given the anticipated levels of ongoing capital and investment expenditures over the next several years, capital resources will likely include additional long-term borrowings as well as the utilization of financial structures such as MLPs. However, Spectra Energy Capital expects to maintain a capital structure and liquidity profile that continues to support an investment-grade credit rating.

Spectra Energy Capital monitors compliance with all debt covenants and restrictions, and does not currently believe that it will be in violation or breach of its debt covenants. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Spectra Capital also maintains an active dialogue with the credit rating agencies, and believes that the current investment grade credit ratings are stable.

Operating Cash Flows

Net cash provided by operating activities was $693 million in 2006 compared to $1,072 million in 2005, a decrease of $379 million. The decrease in cash provided by operating activities was due primarily to the following:

•	An approximate $400 million decrease in 2006 due to the net settlement of remaining DENA contracts

•	Collateral received by Spectra Energy Capital (approximately $540 million) in 2006 from Barclays, partially offset by

•	The settlement of the payable to Barclays (approximately $600 million) in 2006

Net cash provided by operating activities was $1,072 million in 2005 compared to $2,237 million in 2004, a decrease of $1,165 million. The decrease in cash provided by operating activities was due primarily to the following:

•

Approximately $800 million of additional net cash collateral posted by Spectra Energy Capital during 2005 attributable to increased crude prices, as well as increases to the forward market prices of power

•	An approximate $900 million increase in taxes paid, and

•	The impacts of the deconsolidation of DCP Midstream effective July 1, 2005.

Investing Cash Flows

Net cash provided by investing activities was $1,569 million in 2006 compared to $1,241 million in 2005, an increase in cash provided of $328 million. Net cash provided by investing activities was $1,241 million in 2005 compared to $760 million in 2004, an increase in cash provided of $481 million.

The increase in cash provided by investing activities in 2006 as compared to 2005 is primarily due to the following:

•	An approximate $700 million increase in cash provided by proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, and

•	A decrease in cash used for acquisitions of approximately $200 million, as a result of the approximately $230 million 2005 acquisition of the Empress System at Natural Gas Transmission.

These increases were partially offset by the following:

•

A decrease in proceeds received from asset sales in 2006 as compared to 2005. Asset sales activity in 2006 of approximately $2.0 billion primarily involved the disposal of the former DENA operations outside of the Midwestern United States, as well as the Crescent JV transaction. Asset sales activity in 2005 of approximately $2.4 billion primarily involved the disposition of the investments in TEPPCO as well as the DCP Midstream disposition transaction.

•	$152 million of distributions from equity investees were considered returns of equity in 2006 (primarily DCP Midstream), as compared to $383 million (see below) in 2005.

The increase in cash provided by investing activities in 2005 as compared to 2004 was also impacted by the following:

•	Proceeds from the 2005 sale of TEPPCO GP and Spectra Energy Capital’s interest in TEPPCO LP for approximately $1.2 billion

•	DCP Midstream disposition transaction proceeds of approximately $1.0 billion received in 2005

•	$383 million of distributions from equity investees (approximately $310 million for Gulfstream and approximately $73 million for DCP Midstream) were considered returns of equity in 2005; and

•	Decreased amounts of cash invested in short-term investments in 2005 as compared to 2004

These increases were partially offset by:

•	The approximate $1.6 billion in proceeds received in 2004 primarily from the sales of the Asia-Pacific Business, Southeast Plants and Moapa and Luna partially completed facilities.

Capital and Investment Expenditures by Business Segment

Capital and investment expenditures are detailed by business segment in the following table. Capital and investment expenditures presented below include expenditures from both continuing and discontinued operations.

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Natural Gas Transmission	790	930	544
Field Services(a)	—	86	202
International Energy	58	23	28
Crescent(b)(c)	507	599	568
Other	130	31	40

Total consolidated	$1,485	$1,669	$1,382

(a)	As a result of the deconsolidation of DCP Midstream, effective July 1, 2005, Field Services amounts only include DCP Midstream capital and investment expenditures for periods prior to July 1, 2005.
(b)	Amounts include capital expenditures associated with residential real estate of $322 million for the period from January 1, 2006 through the date of deconsolidation (September 7, 2006), $355 million in 2005, and $322 million in 2004 which are included in Capital Expenditures for Residential Real Estate within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows.
(c)	As a result of the deconsolidation of Crescent, effective September 7, 2006, Crescent amounts for 2006 only include Crescent capital and investment expenditures for periods prior to September 7, 2006.

Financing Cash Flows and Liquidity

Spectra Energy Capital’s consolidated capital structure as of December 31, 2006, including short-term debt, was 58% debt, 38% member’s equity and 4% minority interests. The fixed charges coverage ratio, calculated using SEC guidelines, was 3.1 times for 2006, which includes a pre-tax gain of approximately $250 million on the sale of an effective 50% interest in Crescent, 4.3 times for 2005, which includes a pre-tax gain on the sale of TEPPCO GP and LP of approximately $0.9 billion, net of minority interest, and 1.7 times for 2004.

Net cash used in financing activities was $2,454 million in 2006 compared to $2,341 million in 2005, an increase of $113 million. The change was due primarily to the following:

•

Approximately $1.0 billion increase in distributions to parent, net of capital contributions, in 2006, due primarily to the debt proceeds from the Crescent JV transaction and the transfer of cash held at Bison and Spectra Energy Capital businesses transferred to Duke Energy during 2006; partially offset by

•

Approximately $0.7 billion increase in proceeds from the issuance of long-term debt, commercial paper and notes payable in 2006, net of redemptions, due primarily to the debt proceeds from the Crescent JV transaction.

Net cash used in financing activities was $2,341 million in 2005 compared to $2,902 million in 2004, a decrease of $561 million. The change was due primarily to the following:

•

Approximately $2.5 billion of higher net paydowns of long-term debt, commercial paper, notes payable, and preferred stock of a subsidiary during 2004 in connection with an effort to reduce debt balances,

•	Approximately $120 million of lower net distributions to minority interest in 2005, and

•	$110 million of proceeds in 2005 from the Income Fund’s issuance of Trust units.

This decrease was partially offset by:

•	An increase of approximately $1.8 billion of net distributions to Duke Energy and,

•	An increase of approximately $350 million of advances to Duke Energy in 2005 as compared to 2004.

Significant Financing Activities—Year Ended 2006.    During the year ended December 31, 2006, Spectra Energy Capital terminated an $800 million syndicated credit facility and $710 million of other bi-lateral credit facilities, offset by the addition of a new $350 million syndicated credit facility. The terminations of these credit facilities primarily reflect Spectra Energy Capital’s reduced liquidity needs as a result of exiting the DENA business.

In November 2006, Union Gas issued 125 million Canadian dollars of 4.85% fixed-rate debentures (approximately $108 million U.S. dollar equivalents as of the closing date) due in 2022.

In September 2006, prior to the completion of the partial sale of Crescent to the MS Members as discussed in Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”,

Crescent issued approximately $1.23 billion principal amount of debt. The net proceeds from the debt issuance of approximately $1.21 billion were recorded as a Financing Activity on the Consolidated Statements of Cash Flows. As a result of Spectra Energy Capital’s deconsolidation of Crescent effective September 7, 2006, Crescent’s outstanding debt balance of $1,298 million was removed from Spectra Energy Capital’s Consolidated Balance Sheets.

In September 2006, Union Gas issued 165 million Canadian dollars of 5.46% fixed-rate debentures (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036.

In September 2006, the Income Fund sold approximately 9 million previously unissued Trust Units for proceeds of $94 million, net of commissions and other expenses of issuance. The sale of these Trust Units reduced Spectra Energy Capital’s ownership interest in the Income Fund to approximately 46% at December 31, 2006. As a result of the sale of additional Trust Units, Spectra Energy Capital recognized an approximate $15 million pre-tax SAB No. 51 gain on the sale of subsidiary stock. The proceeds from the offering plus the draw down of approximately 39 million Canadian dollars on an available credit facility were used by the Income Fund to acquire a 100% interest in Westcoast Gas Services, Inc. from Spectra Energy Capital.

During 2006, Spectra Energy Capital advanced approximately $89 million to its parent, Duke Energy, and forgave advances to Duke Energy of approximately $602 million. Additionally, during 2006, Spectra Energy Capital distributed approximately $2,361 million to Duke Energy to provide funding support for Duke Energy’s dividend payments and share repurchase plan. The distribution was principally obtained from the proceeds received on Spectra Energy Capital’s sale of 50% of Crescent to the MS Members.

Significant Financing Activities—Year Ended 2005.

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

On September 21, 2005, Union Gas issued 200 million Canadian dollars of 4.64% fixed-rate debentures (approximately $171 million in U.S. dollar equivalents as of the issuance date) due in 2016.

In April 2005, Spectra Energy Capital received a $269 million capital contribution from Duke Energy, which Spectra Energy Capital classified as an addition to Member’s Equity.

During 2005, Spectra Energy Capital distributed $2.1 billion to its parent, Duke Energy, to principally provide for funding for the execution of Duke Energy’s accelerated share repurchase transaction and to provide funding support for Duke Energy’s dividend. The distribution was primarily obtained from Spectra Energy Capital’s portion of the cash proceeds realized from the sale by DCP Midstream of TEPPCO GP and Spectra Energy Capital’s sale of its limited partner interest in TEPPCO LP.

During 2004, $267 million of cash advances were received by Spectra Energy Capital from Duke Energy. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Spectra Energy Capital classified the $267 million as an addition to Member’s Equity. Additionally, during the third quarter of 2005, Duke Energy forgave additional advances of $494 million as an addition to Member’s Equity. These transactions are considered non-cash financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

Significant Financing Activities—Year Ended 2004.

In December 2004, Spectra Energy Capital reached an agreement to sell its partially completed Gray’s Harbor power generation facility (Grays Harbor) to an affiliate of Invenergy LLC. In 2004, Spectra Energy

Capital terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Spectra Energy Capital in January 2005.

Available Credit Facilities and Restrictive Debt Covenants.    Spectra Energy Capital’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2006, Spectra Energy Capital was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At December 31, 2006, Spectra Energy Capital and certain of its subsidiaries had approximately $695 million of credit facilities which expire in 2007. It is Spectra Energy Capital’s intent to replace the expiring credit facilities. (For information on Spectra Energy Capital’s credit facilities as of December 31, 2006, see Note 14 to the Consolidated Financial Statements, “Debt and Credit Facilities.”)

Credit Ratings.    The short-term and long-term debt of Spectra Energy Capital and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

Credit Ratings Summary as of March 23, 2007

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Spectra Energy Capital(a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP(a)	BBB+	A3	Not applicable
Westcoast Energy Inc.(a)	BBB+	Not applicable	A(low)
Union Gas(a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A	A2	A
Maritimes & Northeast Pipleline, LP(b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

These entities credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, while maintaining the strength of their current balance sheets. These credit ratings could be negatively impacted if as a result of market conditions or other factors, they are unable to maintain their current balance sheet strength, or if earnings and cash flow outlook materially deteriorates.

Other Financing Matters.    As of December 31, 2006, Spectra Energy Capital and its subsidiaries had effective SEC shelf registrations which allowed for the issuance of up to $592 million in gross proceeds from debt and other securities. Additionally, as of December 31, 2006, subsidiaries of Spectra Energy Capital had 935 million Canadian dollars (approximately U.S. $807 million) available under Canadian shelf registrations for issuances in the Canadian market. Of the 935 million Canadian dollars available under Canadian shelf registrations, 500 million expires in May 2008 and 435 million expires in August 2008.

On March 30, 2007, a subsidiary of Spectra Energy Capital filed a registration statement on Form S-1 with the SEC to register the initial public offering of limited partner units of a proposed MLP that would hold certain pipeline and storage assets of Spectra Energy Capital. The assets include a 100% interest in East Tennessee and a 50% interest in MHP, which are currently wholly-owned subsidiaries of Spectra Energy Capital, and a 24.5% interest in

Gulfstream, representing approximately one-half of Spectra Energy Capital’s current 50% ownership interest in Gulfstream. Spectra Energy currently estimates that proceeds of approximately $300 million to $400 million would be received by Spectra Energy Capital upon closing of the transaction.

Off-Balance Sheet Arrangements

Spectra Energy Capital and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. (See Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.)

Most of the guarantee arrangements entered into by Spectra Energy Capital enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Spectra Energy Capital having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Issuance of these guarantee arrangements is not required for the majority of Spectra Energy Capital’s operations. Thus, if Spectra Energy Capital discontinued issuing these guarantee arrangements, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

In contemplation of Duke Energy’s spin-off of the natural gas businesses on January 2, 2007, certain guarantees that were previously issued by Spectra Energy Capital were transferred to Duke Energy prior to the consummation of the spin-off. Duke Energy has indemnified Spectra Energy Capital against any losses incurred under the remaining guarantee obligations that relate to Duke Energy operations.

Spectra Energy Capital does not have any other material off-balance sheet financing entities or structures, except for normal operating lease arrangements, guarantee arrangements and financings entered into by equity investment pipeline and field services operations. (For additional information on these commitments, see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies” and Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications.”)

Contractual Obligations

Spectra Energy Capital enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Spectra Energy Capital’s contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt, as well as future obligations of businesses included in discontinued operations for the year ended December 31, 2006 (see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2007.

Contractual Obligations as of December 31, 2006

	Payments Due By Period
	Total	Less than 1 year (2007)	2-3 Years (2008 & 2009)	4-5 Years (2010 & 2011)	More than 5 Years (Beyond 2012)
	(in millions)
Long-term debt(a)	$13,954	$1,116	$2,335	$1,977	$8,526
Capital leases(a)	4	1	3	—	—
Operating leases(b)	197	30	53	43	71
Purchase Obligations:(g)
Firm capacity payments(c)	1,541	395	306	236	604
Energy commodity contracts(d)	1,080	891	189	—	—
Other purchase obligations(e)	233	202	31	—	—
Other long-term liabilities on the Consolidated Balance Sheets(f)	—	—	—	—	—

Total contractual cash obligations	$17,009	$2,635	$2,917	$2,256	$9,201

(a)	See Note 14 to the Consolidated Financial Statements, “Debt and Credit Facilities”. Amount includes interest payments over life of debt or capital lease.
(b)	See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”.
(c)	Includes firm capacity payments that provide Spectra Energy Capital with uninterrupted firm access to natural gas transportation and storage.
(d)	Includes contractual obligations to purchase physical quantities of NGLs and natural gas primarily for Union Gas’ distribution operations. Amount includes certain hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2006.
(e)	Includes contracts for software and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for pipeline projects. Amount excludes certain open purchase orders for services that are provided on demand, and the timing of the purchase can not be determined.
(f)	Excludes cash obligations for asset retirement activities (see Note 6 to the Consolidated Financial Statements, “Asset Retirement Obligations”). The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Spectra Energy Capital may use internal resources or external resources to perform retirement activities. Asset retirement obligations recognized on the Consolidated Balance Sheets total $85 million at December 31, 2006. Amount excludes reserves for litigation, environmental remediation and self-insurance claims (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Spectra Energy Capital is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of other post-employment benefits (see Note 19 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory credits (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.
(g)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.

Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

Spectra Energy Capital is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Chief Executive Officer of Spectra Energy Capital is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

See “Critical Accounting Policies—Risk Management Accounting and Revenue Recognition” for further discussion of the accounting for derivative contracts.

Disclosures about market risks related to businesses transferred to Duke Energy in December 2006 are not reflected herein since such exposures have no impact on the ongoing operations of Spectra Energy Capital post spin-off.

Commodity Price Risk

Spectra Energy Capital is exposed to the impact of market fluctuations in the prices of NGL’s and natural gas as a result of its investment in DCP Midstream, ownership of the Empress assets in Western Canada and processing plants associated with the U.S. pipeline assets. Price risk represents the potential risk of loss from adverse changes in the market price of these energy commodities. Spectra Energy Capital’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

Spectra Energy Capital employs established policies and procedures to manage its risks associated with these market fluctuations, which may include the use of forward physical transactions as well as commodity derivatives, such as swaps and options. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. When hedge accounting is used, hedge effectiveness is monitored regularly and measured each month.

Spectra Energy Capital is primarily exposed to market price fluctuations of NGL prices in the Field Services segment, which is involved in gathering and processing activities. NGL prices historically track crude oil prices, therefore, Spectra Energy Capital is disclosing the NGL price sensitivities in terms of crude oil price changes. Based on a sensitivity analysis as of December 31, 2006 and 2005, at forecast NGL-to-oil price relationships, a $10 per barrel move in oil prices would affect Spectra Energy Capital’s annual pre-tax earnings by approximately $170 million in 2007 and $95 million in 2006. In addition, with respect to the Empress processing and NGL marketing activities in Western Canada, as of December 31, 2006 and 2005, a $1 change in the difference between the Btu-equivalent price of propane (used as a proxy for Empress’ NGL production) and the price of natural gas in Alberta, Canada would affect Spectra Energy Capital’s pre-tax earnings by approximately $25 million on an annual basis for both 2007 and 2006. The spread between NGL prices and the price of natural gas represents the theoretical gross margin for processing liquids from the gas and is commonly called the Frac-spread. These hypothetical calculations consider prior hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

See also Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 7 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”

Credit Risk

Credit risk represents the loss that Spectra Energy Capital would incur if a counterparty fails to perform under its contractual obligations. Spectra Energy Capital’s principal customers for natural gas transportation, storage, and gathering and processing services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S. and Canada. Spectra Energy Capital has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers. These concentrations of customers may affect Spectra Energy Capital’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Credit risk associated with gas distribution services are primarily impacted by general economic conditions in the service territory. Where exposed to credit risk, Spectra Energy Capital analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Spectra Energy Capital also obtains cash or letters of credit from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. Approximately 85% of Spectra Energy Capital’s credit exposures for transportation, storage, and gathering and processing services are with customers who have an investment grade rating or equivalent based on an evaluation by Spectra Energy Capital.

Spectra Energy Capital had no net exposure to any one customer that represented greater than 10% of the gross fair value of trade accounts receivable at December 31, 2006. Based on Spectra Energy Capital’s policies for managing credit risk, its exposures and its credit and other reserves, Spectra Energy Capital does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Spectra Energy Capital. Spectra Energy Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Spectra Energy Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of December 31, 2006 is approximately $200 million, including principal and interest payments. Spectra Energy Capital does not believe a loss under the guarantee obligation is probable as of December 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2006. No demands for payment have been made under the guarantee. If losses are incurred under the guarantee, Spectra Energy Capital has certain rights which should allow it to mitigate such loss. Subsequent to Duke Energy’s January 2, 2007 spin-off of the natural gas businesses, this guarantee remained with Spectra Energy Capital. However, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee.

Interest Rate Risk

Spectra Energy Capital is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. Spectra Energy Capital manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Spectra Energy Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 7, and 14 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”)

Based on a sensitivity analysis as of December 31, 2006, it was estimated that if market interest rates average 1% higher (lower) in 2007 than in 2006, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $8 million. Comparatively, based on a sensitivity analysis as of December 31, 2005, had interest rates averaged 1% higher (lower) in 2006 than in 2005, it was estimated that interest expense, net of offsetting impacts in interest income, would have been immaterial. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of December 31, 2006 and 2005. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Spectra Energy Capital’s financial structure.

Equity Price Risk

Spectra Energy Capital’s wholly owned captive insurance subsidiary that began operations in January 2007, effective with the separation from Duke Energy, maintains investments to fund various business risks and losses, such as workers compensation, property, business interruption and general liability. The investments may be exposed to price fluctuations in equity markets and changes in interest rates in the future at the direction of an investment manager selected by Spectra Energy Capital management.

Spectra Energy Capital’s costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans.

Foreign Currency Risk

Spectra Energy Capital is exposed to foreign currency risk from investments and operations in Canada. To mitigate risks associated with foreign currency fluctuations, investments are naturally hedged through debt denominated or issued in the foreign currency. Spectra Energy Capital may also use foreign currency derivatives from time-to-time to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Spectra Energy Capital uses sensitivity analysis, which measures the impact of devaluation of the Canadian dollar.

A 10% devaluation in the Canadian dollar exchange rate as of December 31, 2006 in Spectra Energy Capital’s currency exposure would result in an estimated net loss on the translation of local currency earnings of approximately $25 million to Spectra Energy Capital’s Consolidated Statements of Operations in 2007. The Consolidated Balance Sheet would be negatively impacted by approximately $460 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2006 as a result of a 10% devaluation in the currency exchange rate.

OTHER ISSUES

Global Climate Change.    Spectra Energy Capital’s assets and operations in the U.S. and Canada may become subject to direct and indirect effects of possible future global climate change regulatory actions. Canada is a party to the United Nations-sponsored Kyoto Protocol, which prescribes specific greenhouse gas emission-reduction targets for developed countries for the 2008-2012 period. The Canadian government is actively considering its approach to implementing its national obligation under the Kyoto Protocol, but that approach has not yet been determined.

The U.S. is not a party to the Kyoto Protocol, and the federal government has not adopted a mandatory greenhouse gas reduction requirement. While several bills have been introduced in the U.S. Congress that would impose greenhouse gas emission constraints, final legislation has yet to advance.

A number of states, primarily in the Northeast and Western U.S. are either in the process of establishing or considering state or regional programs that would mandate future reductions in greenhouse gas emissions. The final details and implementation schedules of such future state or regional programs, and whether they might directly affect the natural gas sector, are uncertain.

The likelihood of greenhouse gas regulation and the key details of future restrictions are highly uncertain, and thus the likely future affects on Spectra Energy Capital are highly uncertain. Due to the speculative outlook regarding any U.S. federal and state policies and the uncertainty of the Canadian policy, Spectra Energy Capital cannot estimate the potential effect of either nation’s greenhouse gas policy on its future combined results of operations, cash flows or financial position. Spectra Energy Capital will monitor the development of greenhouse gas regulatory policies in both countries, and will assess the potential implications of greenhouse gas policies for its business operations in the U.S. and Canada if policies become sufficiently certain to support a meaningful assessment.

(For additional information on other issues related to Spectra Energy Capital, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Spectra Energy Capital as of December 31, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155).    In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Spectra Energy Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Spectra Energy Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).    In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Energy Capital’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra Energy Capital, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Spectra Energy Capital is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).     In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Spectra Energy Capital, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Spectra Energy Capital cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).    In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Energy Capital has concluded there is a level of uncertainty with respect to the recognition in its financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Spectra Energy Capital will implement FIN 48 effective January 1, 2007. The implementation is expected to result in a cumulative effect adjustment to beginning Member’s Equity on the Consolidated Statement of Member’s Equity and Comprehensive Income (Loss) in the first quarter 2007 in the range of $15 million to $30 million. Corresponding entries will impact a variety of balance sheet line items, including Deferred Income Taxes, Taxes Accrued, Other Liabilities, and Goodwill. Upon implementation of FIN 48, Spectra Energy Capital will reflect interest expense related to taxes as Interest Expense, in the Consolidated Statement of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are indemnified by Spectra Energy will be recorded as payables to Duke Energy.

FASB Staff Position (FSP) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5).    In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230—A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for Spectra Energy Capital as of January 1, 2007. The impact to Spectra Energy Capital of applying FSP No. FAS 123(R)-5 in subsequent periods will be dependent upon the nature of any modifications to Spectra Energy Capital’s share-based compensation awards.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP AUG AIR-1).    In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Spectra Energy Capital as of January 1, 2007 and will be applied and retrospectively for all financial statements presented. Spectra Energy Capital does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Spectra Energy Capital, LLC:

We have audited the accompanying consolidated balance sheets of Spectra Energy Capital, LLC (formerly Duke Capital LLC) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spectra Energy Capital, LLC and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans as a result of adopting Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

As discussed in Notes 1 and 21 to the consolidated financial statements, all of the member’s equity of the Company was contributed by its parent, Duke Energy Corporation, to Spectra Energy Corp as a result of Duke Energy Corporation’s spin-off of the natural gas businesses effective January 2, 2007.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
April 2, 2007

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated natural gas and natural gas liquids	$3,987	$3,714	$3,272
Non-regulated electric, natural gas, natural gas liquids, and other	545	5,740	10,161

Total operating revenues	4,532	9,454	13,433

Operating Expenses
Natural gas and petroleum products purchased	1,435	5,821	9,273
Operation, maintenance and other	1,202	1,338	1,425
Fuel used in electric generation and purchased power	—	—	92
Depreciation and amortization	489	611	733
Property and other taxes	208	228	212
Impairments and other charges	—	125	22

Total operating expenses	3,334	8,123	11,757

Gains (Losses) on Sales of Other Assets and Other, net	47	522	(349)

Operating Income	1,245	1,853	1,327

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	609	355	90
(Losses) gains on sales and impairments of equity method investments	(3)	1,245	(5)
Gain on sale of subsidiary stock	15	—	—
Other income and expenses, net	115	68	221

Total other income and expenses	736	1,668	306

Interest Expense	605	675	858
Minority Interest Expense	45	511	214

Earnings From Continuing Operations Before Income Taxes	1,331	2,335	561
Income Tax Expense from Continuing Operations	395	926	1,268

Income (Loss) From Continuing Operations	936	1,409	(707)
Income (Loss) From Discontinued Operations, net of tax	308	(731)	593

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	1,244	678	(114)
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	(4)	—

Net Income (Loss)	$1,244	$674	$(114)

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$299	$491
Short-term investments	—	521
Receivables (net of allowance for doubtful accounts of $13 at December 31, 2006 and $121 at December 31, 2005)	779	1,935
Inventory	397	444
Assets held for sale	—	1,528
Unrealized gains on mark-to-market and hedging transactions	—	90
Other	150	1,599

Total current assets	1,625	6,608

Investments and Other Assets
Investments in unconsolidated affiliates	1,618	1,931
Goodwill	3,507	3,775
Notes receivable	36	138
Unrealized gains on mark-to-market and hedging transactions	17	87
Assets held for sale	—	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005)	—	1,281
Other	56	737

Total investments and other assets	5,234	11,546

Property, Plant and Equipment
Cost	15,639	19,341
Less accumulated depreciation and amortization	3,245	3,655

Net property, plant and equipment	12,394	15,686

Regulatory Assets and Deferred Debits	1,092	1,216

Total Assets	$20,345	$35,056

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2006	December 31, 2005
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$246	$1,837
Notes payable and commercial paper	349	83
Taxes accrued	214	258
Interest accrued	149	155
Liabilities associated with assets held for sale	—	1,488
Current maturities of long-term debt	550	1,394
Unrealized losses on mark-to-market and hedging transactions	7	207
Other	843	1,892

Total current liabilities	2,358	7,314

Long-term Debt	7,726	8,790

Deferred Credits and Other Liabilities
Deferred income taxes	2,980	3,167
Unrealized losses on mark-to-market and hedging transactions	13	19
Liabilities associated with assets held for sale	—	2,085
Other	1,064	1,428

Total deferred credits and other liabilities	4,057	6,699

Commitments and Contingencies

Minority Interests	565	749

Member’s Equity
Member’s Equity	4,598	10,848
Accumulated other comprehensive income	1,041	656

Total member’s equity	5,639	11,504

Total Liabilities and Member’s Equity	$20,345	$35,056

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,244	$674	$(114)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	774	1,014
Cumulative effect of change in accounting principle	—	4	—
Gains on sales of investments in commercial and multi-family real estate	(201)	(191)	(201)
Gains on sales of equity investments and other assets	(308)	(1,764)	(192)
Impairment charges	48	159	194
Deferred income taxes	104	(240)	1,136
Minority Interest	60	538	195
Equity in earnings of unconsolidated affiliates	(712)	(479)	(154)
Contribution to company-sponsored pension plans	(48)	(45)	(29)
Distributions from equity investments	707	473	139
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	16	534	208
Receivables	167	(243)	(251)
Inventory	115	(74)	17
Other current assets	1,272	(969)	38
Increase (decrease) in
Accounts payable	(690)	126	99
Taxes accrued	53	56	314
Other current liabilities	(461)	558	86
Capital expenditures for residential real estate	(322)	(355)	(322)
Cost of residential real estate sold	143	294	268
Other, assets	(749)	1,136	(239)
Other, liabilities	(351)	106	31

Net cash provided by operating activities	693	1,072	2,237

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(987)	(997)	(1,035)
Investment expenditures	(87)	(23)	(25)
Acquisitions, net of cash acquired	(89)	(294)	—
Purchases of available-for-sale securities	(9,290)	(30,918)	(55,010)
Proceeds from sales and maturities of available-for-sale securities	9,775	30,706	54,537
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	2,025	2,372	1,651
Proceeds from the sales of commercial and multi-family real estate	254	372	606
Settlement of net investment hedges and other investing derivatives	(163)	(296)	—
Distributions from equity investments	152	383	—
Other	(21)	(64)	36

Net cash provided by investing activities	1,569	1,241	760

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,799	543	153
Payments for the redemption of:
Long-term debt	(1,662)	(840)	(2,815)
Preferred stock of a subsidiary	(1)	—	(176)
Decrease in cash overdrafts
Notes payable and commercial paper	261	15	11
Distributions to minority interests	(304)	(861)	(1,477)
Contributions from minority interests	247	779	1,277
Advances (to) from parent	(89)	(242)	107
Capital contributions from parent	—	269	—
Distributions to parent	(2,361)	(2,100)	—
Cash associated with operations transferred	(427)	—	—
Proceeds from Spectra Energy Income Fund	104	110	—
Other	(21)	(14)	18

Net cash used in financing activities	(2,454)	(2,341)	(2,902)

Changes in cash and cash equivalents included in assets held for sale	—	3	39

Net (decrease) increase in cash and cash equivalents	(192)	(25)	134
Cash and cash equivalents at beginning of period	491	516	382

Cash and cash equivalents at end of period	$299	$491	$516

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$679	$833	$1,044
Cash paid (refunded) for income taxes	$238	$486	$(403)
Significant non-cash transactions:
Transfer of legal entities to Duke Energy	$2,952	$—	$—
Transfer of Midwestern assets to Duke Energy Ohio	$1,462	$—	$—
Forgiveness of advances to Duke Energy	$602	$—	$—
Transfer of Bison to Duke Energy	$60	$—	$—
Distributions from parent	$—	$—	$—
Advances from parent converted to equity	$—	$761	$—
Debt retired in connection with disposition of businesses	$—	$—	$840
Note receivable from sale of southeast plants	$—	$—	$48
Remarketing of senior notes	$—	$—	$1,625
Canadian midstream asset transfer	$—	$97	$—

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

				Accumulated Other Comprehensive Income
	Paid-in Capital	Retained Earnings	Member’s Equity	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	FAS 158 Pension Adjustment	Total
Balance December 31, 2003	$8,563	$2,790	$—	$314	$310	$(24)	$—	$—	$11,953

Net loss	—	—	(114)	—	—	—	—	—	(114)
Conversion to Duke Capital LLC	(8,563)	(2,790)	11,353	—	—	—	—	—	—
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	279	—	—	—	—	279
Foreign currency translation adjustments reclassified into earnings as a result of the sale of Asia-Pacific Business	—	—	—	(54)	—	—	—	—	(54)
Net unrealized gains on cash flow hedges(a)	—	—	—	—	300	—	—	—	300
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	(80)	—	—	—	(80)
Minimum pension liability adjustment	—	—	—	—	—	4	—	—	4

Total comprehensive income									335
Other, net	—	—	(15)	—	—	—	—	—	(15)

Balance December 31, 2004	$—	$—	$11,224	$539	$530	$(20)	$—	$—	$12,273

Net income	—	—	674	—	—	—	—	—	674
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	244	—	—	—	—	244
Net unrealized gains on cash flow hedges (a)	—	—	—	—	409	—	—	—	409
Reclassification into earnings from cash flow hedges (b)	—	—	—	—	(1,025)	—	—	—	(1,025)
Minimum pension liability adjustment	—	—	—	—	—	(40)		—	(40)
Net unrealized gains on FAS 115 securities	—	—	—	—	—	—	19	—	19

Total comprehensive income									281
Advances from parent converted to equity	—	—	761	—	—	—	—	—	761
Capital contributions from parent	—	—	269	—	—	—	—	—	269
Distribution to parent	—	—	(2,100)	—	—	—	—	—	(2,100)
Other, net	—	—	20	—	—	—	—	—	20

Balance December 31, 2005	$—	$—	$10,848	$783	$(86)	$(60)	$19	$—	$11,504

Net income	—	—	1,244	—	—	—	—	—	1,244
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	106	—	—	—	—	106
Net unrealized gains (losses) on cash flow hedges(a)	—	—	—	—	(6)	—	—	—	(6)
Net unrealized gains on FAS 115 securities (e)	—	—	—	—	—	—	14	—	14
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	39	—	—	—	39
Reclassification into earnings of FAS 115 investments(g)	—	—	—	—	—	—	(33)	—	(33)
Transfer of taxes on net investment hedge and other hedges to Duke Capital	—	—	—	62	7	—	—	—	69
Transfer of legal entities to Duke Energy	—	—	—	205	—	—	—	—	205
Transfer of Midwestern assets to Duke energy Ohio(c)	—	—	—	—	40	—	—	—	40
Minimum pension liability adjustment (d)	—	—	—	—	—	(1)	—	—	(1)

Total comprehensive income									1,677
Transfer of Midwestern assets to Duke Energy Ohio	—	—	(1,462)	—	—	—	—	—	(1,462)
Transfer of Bison to Duke Energy	—	—	(60)	—	—	—	—	—	(60)
Forgiveness of advances to Duke Energy	—	—	(602)	—	—	—	—	—	(602)
Distribution to parent	—	—	(796)	—	—	—	—	—	(796)
Distribution to parent associated with sale of Crescent	—	—	(1,602)	—	—	—	—	—	(1,602)
Transfer of legal entities to Duke Energy	—	—	(2,952)	—	—	—	—	—	(2,952)
Pension Adjustment—FAS 158 transition(f)	—	—	—	—	—	61	—	(109)	(48)
Other, net	—	—	(20)	—	—	—	—	—	(20)

Balance December 31, 2006	$—	$—	$4,598	$1,156	$(6)	$—	$—	$(109)	$5,639

(a)	Net unrealized gains on cash flow hedges, net of $3 tax benefit in 2006, $234 tax expense in 2005, and $180 tax expense in 2004.
(b)	Reclassification into earnings from cash flow hedges, net of $20 tax expense in 2006, $584 tax benefit in 2005, and $48 tax benefit in 2004.
(c)	Net of $24 tax expense in 2006.
(d)	Minimum pension liability adjustment, net of $27 tax benefit in 2005, and $2 tax expense in 2004.
(e)	Net of $8 tax expense in 2006, and $10 tax expense in 2005.
(f)	FAS 158 pension adjustment, net of $27 tax benefit in 2006 (see note 19).
(g)	Net of $18 tax benefit in 2006.

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation.    Spectra Energy Capital, LLC (collectively with its subsidiaries, Spectra Energy Capital, formerly Duke Capital LLC), a wholly owned subsidiary of Duke Energy Corporation (Duke Energy) until January 2, 2007, at which time Spectra Energy Capital became a wholly owned subsidiary of Spectra Energy Corp (Spectra Energy) as discussed below, is an energy company located in the Americas. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Spectra Energy Capital and all majority-owned subsidiaries where Spectra Energy Capital has control, and those variable interest entities where Spectra Energy Capital is the primary beneficiary.

On April 1, 2006, Spectra Energy Capital transferred the operations of its wholly-owned captive insurance subsidiary, Bison Insurance Company Limited (Bison), to Duke Energy. Accordingly, Bison’s operations are not included in Spectra Energy Capital’s results of operations, financial position or cash flows subsequent to its transfer to Duke Energy. Due to continuing involvement between Bison and Spectra Energy Capital entities, the results of operations of Bison do not qualify for discontinued operations treatment.

Additionally, in April 2006, Spectra Energy Capital indirectly transferred to Duke Energy Ohio, Inc. (Duke Energy Ohio, formerly The Cincinnati Gas & Electric Company (CG&E)), a subsidiary of Cinergy, its ownership interest in former Duke Energy North America’s (DENA’s) Midwestern assets, representing a mix of combined cycle and peaking plants. In connection with this transfer, Spectra Energy Capital transferred to Duke Energy Ohio approximately $1.6 billion of assets at their carrying value and approximately $0.1 billion of liabilities at their carrying value, for a net transfer of approximately $1.5 billion. This transfer has been accounted for as a capital distribution at historical cost. In connection with the transfer, Spectra Energy Capital and Duke Energy Ohio entered into an arrangement through April 2016, unless otherwise extended by the parties, whereby Spectra Energy Capital will reimburse Duke Energy Ohio in the event of certain cash shortfalls that may result from Duke Energy Ohio’s ownership of the Midwestern assets. Payments made between Spectra Energy Capital and Duke Energy Ohio were immaterial during 2006. This agreement was assigned by Spectra Energy Capital to Duke Energy in the fourth quarter of 2006. The results of operations for former DENA’s Midwestern assets have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations up through the date of transfer.

On September 7, 2006, Spectra Energy Capital deconsolidated Crescent Resources, LLC (Crescent) due to a reduction in ownership and its inability to exercise control over Crescent (see Note 12). Crescent has been accounted for as an equity method investment since the date of deconsolidation.

Effective July 1, 2005, Spectra Energy Capital has deconsolidated DCP Midstream, LLC (formerly Duke Energy Field Services, LLC) (DCP Midstream) due to a reduction in ownership and its inability to exercise control over DCP Midstream (see Note 2). DCP Midstream has been subsequently accounted for as an equity method investment.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The new natural gas business, which is named Spectra Energy, consists principally of the Natural Gas Transmission and Field Services business segments of Spectra Energy Capital, and excludes certain operations which were transferred from Spectra Energy Capital to Duke Energy in December 2006, primarily International Energy, Spectra Energy Capital’s effective 50% interest in Crescent and certain operations within Other, primarily Duke Energy Trading and Marketing, LLC (DETM), Duke Energy Merchants, LLC (DEM), DukeNet Communications, LLC (DukeNet), and Spectra Energy Capital’s 50% interest in Duke/Fluor Daniel (D/FD). The

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

results of operations of most of these transferred businesses are included in discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. Corporate service companies that were transferred to Duke Energy in December 2006 are reported within continuing operations of Spectra Energy Capital since corporate services are expected to be provided to support the operations of Spectra Energy. In addition, although there are no assets or operations of the Commercial Power segment of Spectra Energy Capital, certain power plant operations within the previous Commercial Power segment of Spectra Energy Capital are reported in continuing operations as a result of continuing involvement by Spectra Energy Capital in 2005 subsequent to the sale of such operations in 2004. See further discussion in Notes 2 and 12.

Use of Estimates.    To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications and Revisions.    Certain prior period amounts have been reclassified within the Consolidated Statements of Cash Flows to conform to current year presentation.

Cash and Cash Equivalents.    All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Short-term Investments.    Spectra Energy Capital may actively invest a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and tax-exempt money market preferred securities. These instruments provide for a high degree of liquidity through features such as daily and 7 day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As Spectra Energy Capital intends to sell these instruments within one year or less, generally within 30 days from the balance sheet date, they are classified as current assets. Spectra Energy Capital has classified all short-term investments that are debt securities as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115), and they are carried at fair market value. Investments in money-market preferred securities that do not have stated redemptions are accounted for at their cost, as the carrying values approximate market values due to their short-term maturities and no credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings as incurred. Purchases and sales of available-for-sale securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows.

Inventory.    Inventory consists primarily of natural gas and natural gas liquids (NGLs) held in storage for transmission and processing, and also includes materials and supplies. Natural gas inventories primarily relate to the distribution business in Canada and are valued at costs approved by the regulator. The difference between the approved price and the actual cost of gas purchased is recorded in either accounts receivable or other current liabilities for future disposition with customers, subject to approval by the regulator. The remaining inventory is recorded at the lower of cost or market value, primarily using the average cost method.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Components of Inventory

	December 31,
	2006	2005
	(in millions)
Natural gas	$290	$269
Materials and supplies	90	130
Petroleum products	17	45

Total inventory	$397	$444

Accounting for Risk Management and Hedging Activities and Financial Instruments.    Spectra Energy Capital uses a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, such as swaps, futures, forwards and options. All derivative instruments not designated as hedges or qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to net investment hedges and other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to net investment hedges and derivatives related to other investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Spectra Energy Capital designates all energy commodity derivatives as either trading or non-trading. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of the physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Spectra Energy Capital Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Non-trading derivatives:
Cash flow hedge	Accrual(b)	Gross basis in the same statement of operations category as the related hedged item
Fair value hedge	Accrual(b)	Gross basis in the same statement of operations category as the related hedged item
Undesignated	Mark-to-market(a)	Net basis in the related statement of operations category for interest rate, currency and commodity derivatives

(a)

An accounting term used by Spectra Energy Capital to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations, with the exception of Union Gas Limited’s (Union Gas) regulated business, which is recognized as a regulatory asset or liability. This term is applied to

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Spectra Energy Capital’s application of this term could differ from that of other companies.
(b)	An accounting term used by Spectra Energy Capital to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges and fair value hedges, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Spectra Energy Capital’s application of this term could differ from that of other companies.

Where Spectra Energy Capital’s derivative instruments are subject to a master netting agreement and the criteria of the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of Accounting Principles Board (APB) Opinion No. 10 and FASB Statement No. 105” (FIN 39), are met, Spectra Energy Capital presents its derivative assets and liabilities, and accompanying receivables and payables, on a net basis in the accompanying Consolidated Balance Sheets. As of December 31, 2006, subsequent to the transfer of businesses to Duke Energy, Spectra Energy Capital does not have any significant outstanding derivative instruments and does not participate in master netting arrangements in the normal course of its business.

Cash Flow and Fair Value Hedges.    Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, Spectra Energy Capital prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and every three months, Spectra Energy Capital formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Spectra Energy Capital documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Member’s Equity and Comprehensive Income as Accumulated Other Comprehensive Income (AOCI) until earnings are affected by the hedged transaction. Spectra Energy Capital discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market Model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

For derivatives designated as fair value hedges, Spectra Energy Capital recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item in earnings, to the extent effective, in the current period. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. In addition, all components of each derivative gain or loss are included in the assessment of hedge effectiveness.

Valuation.    When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

are not available, fair value is determined based on internally developed valuation techniques or models. For derivatives recognized under the MTM Model, valuation adjustments are also recognized in the Consolidated Statements of Operations.

Goodwill.    Spectra Energy Capital evaluates goodwill for potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under this standard, goodwill is subject to an annual test for impairment. Spectra Energy Capital has designated August 31 as the date it performs the annual review for goodwill impairment for its reporting units. Under the provisions of SFAS No. 142, Spectra Energy Capital performs the annual review for goodwill impairment at the reporting unit level, which Spectra Energy Capital has determined to be an operating segment or one level below.

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

Spectra Energy Capital primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy Capital incorporates expected growth rates, regulatory stability, the ability to renew contracts, and foreign currency exchange rates, as well as other factors that affect its revenue and expense forecasts.

Property, Plant and Equipment.    Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation. Spectra Energy Capital capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates, including depreciation associated with businesses included in discontinued operations were 3.32% for 2006, 3.60% for 2005, and 3.84% for 2004. Also, see “Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Spectra Energy Capital retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Spectra Energy Capital recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Spectra Energy Capital. Both SFAS No. 143 and FIN 47 require that the fair value of a

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations.    Spectra Energy Capital evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

Spectra Energy Capital uses the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Spectra Energy Capital does not retrospectively adjust prior period balance sheets to conform to current year presentation.

Spectra Energy Capital uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF)03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Spectra Energy Capital that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Spectra Energy Capital must not have significant continuing involvement in the operations after the disposal (i.e. Spectra Energy Capital must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Spectra Energy Capital’s ongoing operations (i.e. Spectra Energy Capital does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, excluding goodwill, are recorded as Impairment and Other Charges in the Consolidated Statements of Operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Captive Insurance Reserves.    Prior to April 1, 2006, Spectra Energy Capital had captive insurance subsidiaries which provided insurance coverage to Spectra Energy Capital entities as well as certain third parties, on a limited basis, for various business risks and losses, such as workers compensation, property, business interruption and general liability. Liabilities included provisions for estimated losses incurred, but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience. Intercompany balances and transactions are eliminated in consolidation. Subsequent to April 1, 2006, Spectra Energy Capital was provided insurance coverage through a captive insurance company of its parent, Duke Energy, as well as certain third parties. Effective January 2, 2007, this coverage and the associated insurance assets and liabilities applicable to the ongoing operations of Spectra Energy Capital transferred to a new captive insurance subsidiary of Spectra Energy Capital.

Spectra Energy Capital’s captive insurance entities also had reinsurance coverage, which provided reimbursement to Spectra Energy Capital for certain losses above a per incident and/or aggregate retention. Spectra Energy Capital’s captive insurance entities also had an aggregate stop-loss insurance coverage, which provided reimbursement from third parties to Spectra Energy Capital for its paid losses above certain per line of coverage aggregate amounts during a policy year. Spectra Energy Capital recognized a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance and stop-loss insurance coverage once realization of the receivable is deemed probable by its captive insurance companies.

During 2004, Spectra Energy Capital eliminated intercompany reserves at its captive insurance subsidiaries of approximately $59 million which was a correction of an immaterial accounting error related to prior periods.

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

Environmental Expenditures.    Spectra Energy Capital expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Cost-Based Regulation.    Spectra Energy Capital accounts for certain of its regulated operations under the provisions of SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Spectra Energy Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Spectra Energy Capital periodically evaluates

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Spectra Energy Capital may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 4.)

Guarantees.    Spectra Energy Capital accounts for guarantees and related contracts, for which it is the guarantor, under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Spectra Energy Capital recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. Spectra Energy Capital reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts outside the scope of FIN 45 is accounted for and recognized in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5).

Spectra Energy Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Spectra Energy Capital’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction (see Note 17).

Stock-Based Compensation.    Effective January 1, 2006, Spectra Energy Capital adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) (see Note 18). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

Spectra Energy Capital elected to adopt the modified prospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts for periods prior to January 1, 2006 in this Form 10-K have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R). Spectra Energy Capital has historically been allocated its proportionate share of stock-based compensation expense from its parent, Duke Energy.

Spectra Energy Capital previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all stock options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Revenue Recognition.    Revenues on sales of natural gas, natural gas transportation, storage and distribution as well as sales of petroleum products are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered, but not yet billed, are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

Allowance for Funds Used During Construction (AFUDC).    AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Spectra Energy Capital is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $21 million in 2006, which consisted of an equity component of $11 million and an interest expense component of $10 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $17 million in 2005, which consisted of an equity component of $8 million and an interest expense component of $9 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $17 million in 2004, which consisted of an equity component of $9 million and an interest expense component of $8 million.

Accounting For Sales of Stock by a Subsidiary.    Spectra Energy Capital accounts for sales of stock by a subsidiary under Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock of a Subsidiary” (SAB 51). Under SAB 51, companies may elect, via an accounting policy decision, to record a gain on the sale of stock of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the shares. Spectra Energy Capital has elected to treat such excesses as gains in earnings, which are reflected in Gain on Sale of Subsidiary Stock in the Consolidated Statements of Operations. During the year ended December 31, 2006, Spectra Energy Capital recognized a gain of approximately $15 million related to the sale of securities of the Spectra Energy Income Fund (Income Fund), formerly the Duke Energy Income Fund (see Note 2).

Income Taxes.    As a result of Duke Energy’s merger with Cinergy, Spectra Energy Capital and its subsidiaries entered into a tax sharing agreement with Duke Energy, effective April 1, 2006, where the separate return method is used to allocate income taxes to Duke Energy’s subsidiaries based on the results of their operations. The accounting for income taxes essentially represents the income taxes that Spectra Energy Capital would incur if Spectra Energy Capital were a separate company filing its own tax return as a C-Corporation. Prior to entering into this tax sharing agreement, Spectra Energy Capital and Duke Energy Americas (DEA) were pass-through entities for U.S. income tax purposes.

Management evaluates and records contingent tax liabilities and related interest based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

Segment Reporting.    SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Spectra Energy Capital’s defined business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Spectra Energy Capital’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3.

Foreign Currency Translation.    The local currencies of Spectra Energy Capital’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where Spectra Energy Capital expects earnings of a foreign operation to be permanently reinvested. Gains and losses relating to derivatives designated as hedges of the foreign currency exposure of a net investment in foreign operations are reported in foreign currency translation as a separate component of AOCI.

Statements of Consolidated Cash Flows.    Spectra Energy Capital has made certain classification elections within its Consolidated Statements of Cash Flows related to discontinued operations, cash received from insurance proceeds and cash overdrafts. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds (for example, business interruption insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities). With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

Distributions from Equity Investees.    Spectra Energy Capital considers dividends received from equity investees which do not exceed cumulative equity in earnings subsequent to the date of investment a return on investment and classifies these amounts as operating activities within the accompanying Consolidated Statements of Cash Flows. Cumulative dividends received in excess of cumulative equity in earnings subsequent to the date of investment are considered a return of investment and are classified as investing activities within the accompanying Consolidated Statements of Cash Flows.

Cumulative Effect of Changes in Accounting Principles.    As of December 31, 2005, Spectra Energy Capital adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Spectra Energy Capital recorded a net-of-tax cumulative effect adjustment of approximately $4 million.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

New Accounting Standards.    The following new accounting standards were adopted by Spectra Energy Capital during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)).    In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Spectra Energy Capital, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Spectra Energy Capital is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Spectra Energy Capital implemented SFAS No. 123(R) using the modified prospective transition method, which required Spectra Energy Capital to record compensation expense for all unvested awards beginning January 1, 2006.

Spectra Energy Capital currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Spectra Energy Capital is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

The adoption of SFAS No. 123(R) did not have a material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Spectra Energy Capital in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 18.)

SAB No. 107, “Share-Based Payment” (SAB No. 107).    On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Spectra Energy Capital adopted SFAS No. 123(R) and SAB No. 107 effective January 1, 2006.

FASB Staff Position (FSP) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4).    In February 2006, the FASB staff issued FSP FAS No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Spectra

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Energy Capital as of April 1, 2006. Spectra Energy Capital adopted SFAS No. 123(R) as of January 1, 2006 (see Note 18). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Spectra Energy Capital’s consolidated statement of operations, cash flows or financial position.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. FAS 115-1 and 124-1).    The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which was effective for Spectra Energy Capital beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).”    In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance is effective for all entities with which Spectra Energy Capital first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158).    In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of Other Comprehensive Income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Spectra Energy Capital is required to initially recognize the funded status of its defined benefit pension and other postretirement plans and to provide the required additional disclosures as of December 31, 2006 (see Note 19). Retrospective application is not permitted. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $21 million (consisting of an increase in deferred tax assets of $27 million, offset by a decrease in intangible assets of $6 million), an increase in total liabilities of approximately $69 million and an increase in accumulated other comprehensive income, net of tax, of approximately $48 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any impact on Spectra Energy Capital’s consolidated results of operations or cash flows.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Spectra Energy Capital has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. The measurement date requirement is effective for the year ending December 31, 2008, and early application is encouraged. Spectra Energy Capital intends to adopt the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost for the three-month period between September 30, 2006 and December 31, 2006 will be recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost will be recognized, net of tax, as an adjustment to OCI.

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

SAB No. 108 was effective for Spectra Energy Capital’s year ended December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Spectra Energy Capital has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Spectra Energy Capital during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153).    In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47).    In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Spectra Energy Capital as of December 31, 2005, and resulted in an increase in assets of $7 million, an increase in liabilities of $11 million and a net-of-tax cumulative effect adjustment to earnings of approximately $4 million.

FASB Staff Position (FSP) No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (FSP No. APB 18-1).    In July 2005, the FASB staff issued FSP No. APB 18-1 which provides guidance for how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. APB Opinion No. 18 requires a transaction of an equity method investee of a capital nature be accounted for as if the investee were a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP No. APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP No. APB 18-1 was effective for Spectra Energy Capital beginning October 1, 2005. The adoption of FSP No. APB 18-1 did not have a material impact on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Spectra Energy Capital during the year ended December 31, 2004 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN 46, “Consolidation of Variable Interest Entities”.    In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (FIN 46R), which supersedes and amends the provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance and additional scope exceptions, and incorporates FASB Staff Positions related to the application of FIN 46.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

The provisions of FIN 46 applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003, while the provisions of FIN 46R were required to be applied to those entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Spectra Energy Capital). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for Spectra Energy Capital), and was required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Spectra Energy Capital).

Spectra Energy Capital has consolidated certain non-special purpose operating entities, previously accounted for under the equity method of accounting. These entities, which are substantive entities, had an immaterial amount of total assets as of December 31, 2006 and 2005. The impact of consolidating these entities on Spectra Energy Capital’s consolidated financial statements was not material. In addition, at December 31, 2005, Spectra Energy Capital recorded Net Property, Plant and Equipment of $109 million and Long-term Debt of $173 million on the Consolidated Balance Sheets, associated with a natural gas processing variable interest entity that was consolidated by Spectra Energy Capital. In 2006, Spectra Energy Capital exercised its right to repurchase the assets held by the variable interest entity and repaid the loan.

Various changes and clarifications to the provisions of FIN 46 have been made by the FASB since its original issuance in January 2003. While not anticipated at this time, any additional clarifying guidance or further changes to these complex rules could have an impact on Spectra Energy Capital’s Consolidated Financial Statements.

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

Additionally, interim reports require additional disclosures related to the components of net periodic pension costs and the amounts paid or expected to be paid to the plan in the current fiscal year, if materially different than amounts previously disclosed. The provisions of SFAS No. 132R do not change the measurement or recognition provisions of defined-benefit pension and post-retirement plans as required by previous accounting standards. The provisions of SFAS No. 132R were applied by Spectra Energy Capital effective December 31, 2003 with the

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

interim period disclosures applied beginning with the quarter ended March 31, 2004, except for the disclosure provisions of estimated future benefit payments which were effective for Spectra Energy Capital for the year ended December 31, 2004. (See Note 19 for the additional related disclosures).

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

The provisions of FSP No. FAS 106-2 were effective for the first interim period beginning after June 15, 2004. Spectra Energy Capital adopted FSP No. FAS 106-2 retroactively to the date of enactment of the Modernization Act, December 8, 2003, as allowed by the FSP. (See Note 19 for discussion of the effects of adopting this FSP).

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

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). As such, for Spectra Energy Capital, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the periods in which the deductions are claimed on the tax returns. For the years ended December 31, 2006 and 2005, Spectra Energy Capital recognized a benefit of approximately $0 and $9 million, respectively, relating to the deduction from qualified domestic activities.

FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. FAS 109-2).    In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. Although the deduction is subject to a number of limitations and some uncertainty remains as to

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

how to interpret numerous provisions in the Act, Spectra Energy Capital believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, Spectra Energy Capital has repatriated approximately $500 million in extraordinary dividends, as defined in the Act, and accordingly recorded a corresponding tax liability of $39 million as of December 31, 2005. However, Spectra Energy Capital has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences for its non-U.S. subsidiaries that result primarily from undistributed earnings of approximately $25 million as of December 31, 2006 and $290 million as of December 31, 2005, which Spectra Energy Capital intends to reinvest indefinitely. Determination of the deferred tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The following new accounting standards have been issued, but have not yet been adopted by Spectra Energy Capital as of December 31, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155).    In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Spectra Energy Capital for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Spectra Energy Capital does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).    In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Energy Capital’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra Energy Capital, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Spectra Energy Capital is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).    In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Spectra Energy Capital, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Spectra Energy Capital cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”    In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Energy Capital has concluded there is a level of uncertainty with respect to the recognition in

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Spectra Energy Capital’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Spectra Energy Capital will implement FIN 48 effective January 1, 2007. The implementation is expected to result in a cumulative effect adjustment to beginning Member’s Equity on the Consolidated Statement of Member’s Equity and Comprehensive Income in the first quarter 2007 in the range of $15 million to $30 million. Corresponding entries will impact a variety of balance sheet line items, including Deferred income taxes, Taxes accrued and Other Liabilities. Upon implementation of FIN 48, Spectra Energy Capital will reflect interest expense related to taxes as Interest Expense, in the Consolidated Statement of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are indemnified by Spectra Energy will be recorded as payables to Duke Energy.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5).    In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230—A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for Spectra Energy Capital as of January 1, 2007. The impact to Spectra Energy Capital of applying FSP No. FAS 123(R)-5 in subsequent periods will be dependent upon the nature of any modifications to Spectra Energy Capital’s share-based compensation awards.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1).    In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Spectra Energy Capital as of January 1, 2007 and will be applied retrospectively for all financial statements presented. Spectra Energy Capital does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

2. Acquisitions and Dispositions

Acquisitions (excluding acquisitions made by discontinued operations that are discussed in Note 12).    Spectra Energy Capital consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (EITF 98-3), is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items.

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

In the third quarter of 2004, Field Services acquired additional interest in three separate entities (for which DCP Midstream owned less than 100%, but had been consolidating) for a total purchase price of $4 million, and the exchange of some Field Services’ assets. Two of these acquisitions, Mobile Bay Processing Partners (MBPP) and Gulf Coast NGL Pipeline, LLC (GC), resulted in 100% ownership by Field Services. The MBPP transaction involved MBPP transferring certain long-lived assets to El Paso Corporation for El Paso Corporation’s interest in MBPP. As a result of this non-monetary transaction, the assets transferred were written-down to their estimated fair value which resulted in Spectra Energy Capital recognizing a pre-tax impairment of approximately $13 million, which was approximately $4 million net of minority interest. An additional 12% interest in Dauphin Island Gathering Partners (DIGP) was also purchased for $2 million, which resulted in 84% ownership by Field Services. MBPP owns processing assets in the Onshore Gulf of Mexico. GC owns a 16.67% interest in two equity investments. DIGP owns gathering and transmission assets in the Offshore Gulf of Mexico.

The pro forma results of operations for Spectra Energy Capital as if those acquisitions which closed prior to December 31, 2006 occurred as of the beginning of the periods presented do not materially differ from reported results.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Dispositions.    For the year ended December 31, 2006, the sale of other assets and businesses (which excludes discontinued operations that are discussed in Note 12) resulted in approximately $80 million in proceeds and net pre-tax gains of $47 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. Significant sales of other assets during 2006 are detailed as follows:

•

Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million which was recorded in Gains (Losses) on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customer’s transportation contract, resulted in proceeds of approximately $29 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $29 million, of which approximately $28 million was recorded in Gains (Losses) on Sales of Other Assets and Other, net and approximately $1 million was recorded in Other Income and Expenses, net in the accompanying Consolidated Statements of Operations (see Note 8).

•

As a result of a settlement of a property insurance claim, Natural Gas Transmission received proceeds of approximately $30 million and recognized a pre-tax gain of approximately $10 million, which was recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations.

For the year ended December 31, 2005, the sale of other assets, businesses and equity investments (which excludes assets held for sale as of December 31, 2005 and discontinued operations, both of which are discussed in Note 12) resulted in approximately $2.3 billion in proceeds, pre-tax gains of $522 million recorded in Gains (Losses) on Sales of Other Assets and Other, net, on the accompanying Consolidated Statements of Operations and pre-tax gains of $1.2 billion recorded in (Losses) Gains on Sales and Impairments of Equity Method Investments on the accompanying Consolidated Statements of Operations. Significant sales of other assets and equity investments during 2005 are detailed as follows:

•

In February 2005, DCP Midstream sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Spectra Energy Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP (EPCO), an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which were recorded in (Losses) Gains on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Minority Interest Expense of $343 million was recorded in the accompanying Consolidated Statements of Operations to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of TEPPCO GP. Additionally, in July 2005, Spectra Energy Capital completed the agreement with ConocoPhillips, Spectra Energy Capital’s co-equity owner in DCP Midstream, to reduce Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50% (the DCP Midstream disposition transaction), which results in Spectra Energy Capital and ConocoPhillips becoming equal 50% owners in DCP Midstream. Spectra Energy Capital has received, directly and indirectly through its ownership interest in DCP Midstream, a total of approximately $1.1 billion from ConocoPhillips and DCP Midstream, consisting of approximately $1.0 billion in cash and approximately $0.1 billion of assets. The DCP Midstream disposition transaction resulted in a pre-tax gain of approximately $575 million, which was recorded in Gains

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

(Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. The DCP Midstream disposition transaction includes the transfer to Spectra Energy Capital of DCP Midstream’ Canadian natural gas gathering and processing facilities. Additionally, the DCP Midstream disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DCP Midstream disposition transaction, effective on July 1, 2005, DCP Midstream is no longer consolidated into Spectra Energy Capital’s consolidated financial statements and is accounted for by Spectra Energy Capital as an equity method investment. See Note 7 for the impacts of this transaction on certain cash flow hedges. The Canadian natural gas gathering and processing facilities and the Empress System are included in the Natural Gas Transmission segment.

•

In December 2005, the Income Fund, a Canadian income trust fund, was created to acquire all of the common shares of Spectra Energy Capital Midstream Services Canada Corporation (Spectra Midstream) from a subsidiary of Spectra Energy Capital. The Income Fund sold an approximate 40% ownership interest in Spectra Midstream for approximately $110 million, which was included in Proceeds from Spectra Energy Income Fund within Cash Flows from Financing activities on the Consolidated Statements of Cash Flows. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. Spectra Energy Capital retains an ownership interest in the Income Fund of approximately 58% and will continue to operate and manage this business. Spectra Energy Capital continues to consolidate the results of this business.

•

In December 2005, Commercial Power recorded a $70 million charge related to the termination of structured power contracts in the Southeast, which was recorded in Gains (Losses) on Sales of Other Assets and Other, net on the accompanying Consolidated Statements of Operations.

For the year ended December 31, 2004, the sale of other assets and businesses (which excludes discontinued operations, which is discussed in Note 12) resulted in approximately $466 million in cash proceeds plus a $48 million note receivable from the buyers, and net pre-tax losses of $349 million recorded in Gains (Losses) on Sales of Other Assets and Other, net and pre-tax losses of $5 million recorded in (Losses) Gains on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. (Losses) Gains on Sales and Impairments of Equity Method Investments included a $23 million impairment charge, which is discussed in Note 11. Significant sales of other assets in 2004 are detailed as follows:

•

Natural Gas Transmission’s asset sales totaled $25 million in net proceeds. Those sales resulted in total pre-tax gains of approximately $33 million, of which $17 million was recorded in Gains (Losses) on Sales of Other Assets and Other, net and $16 million was recorded in (Losses) Gains on Sales and Impairments of Equity Method Investments in the Consolidated Statements of Operations. Significant sales included the sale of storage gas related to the Canadian distribution operations, the sale of Natural Gas Transmission’s interest in the Millennium Pipeline, and the sale of land.

•

Field Services asset sales totaled $13 million in net proceeds. Those sales resulted in gains of $2 million which were recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. These sales consisted of multiple small sales.

•

Commercial Power’s asset sales totaled approximately $420 million in net proceeds and a $48 million note receivable. Those sales resulted in pre-tax losses of $360 million which were recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

•

Commercial Power sold eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the Southeast Plants). Spectra Energy Capital decided to sell the Southeast Plants in 2003, and recorded an impairment charge of $1.3 billion in 2003 since the assets’ carrying values exceeded their estimated fair values. The sale of those assets to KGen Partners LLC (KGen) obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a pre-tax loss of approximately $360 million recorded in Gains (Losses) on Sales of Other Assets and Other, net in the 2004 Consolidated Statement of Operations. The fair value of the plants used for recording the loss in the first quarter was based on the sales price of approximately $475 million, as announced on May 4, 2004. The sales price consisted of $420 million of cash and a $48 million note receivable from KGen that was repaid in full during 2005.

Spectra Energy Capital retained certain guarantees related to the sold assets. In conjunction with the sale, Spectra Energy Capital arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from one of the plants to Georgia Power. Spectra Energy Capital is the ultimate obligor to the letter of credit provider, but KGen has an obligation to reimburse Spectra Energy Capital for any payments made by it under the letter of credit, as well as expenses incurred by Spectra Energy Capital in connection with the letter of credit. During the fourth quarter of 2006, Spectra Energy Capital assigned the letter of credit and guarantee to Duke Energy. As a result of Spectra Energy Capital’s significant continuing involvement in the operations of the plants at the time of the sale this transaction did not qualify for discontinued operations presentation, as prescribed by SFAS No. 144. However, this continuing involvement did not prohibit sale accounting under SFAS No. 66, “Accounting for Sales of Real Estate.” There were no remaining operations or obligations retained by Spectra Energy Capital subsequent to the separation from Duke Energy.

See Note 12 for discussion of businesses acquired or disposed of during the years ended December 31, 2006, 2005 and 2004 that were included in the operations transferred to Duke Energy during 2006 and, accordingly, are included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

SAB 51 Gain.    In September 2006, the Income Fund created in 2005 sold approximately 9 million previously unissued Trust Units for total proceeds of $94 million, net of commissions and other expenses of issuance, which is included in Proceeds from Spectra Energy Income Fund within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. The sale of these units reduced Spectra Energy Capital’s ownership interest in the businesses of the Income Fund to approximately 46% at December 31, 2006. As a result of the sale of additional Trust Units, Spectra Energy Capital recognized an approximate $15 million pre-tax SAB No. 51 gain on the sale of subsidiary stock, which is classified in Gain on Sale of Subsidiary Stock on the Consolidated Statements of Operations. The proceeds from the offering plus the draw down of approximately 39 million Canadian dollars on an available credit facility were used by the Income Fund to acquire a 100% interest in Westcoast Gas Services, Inc. from Spectra Energy Capital. There were no deferred taxes recorded as a result of this transaction.

3. Business Segments

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter ended June 30, 2006, Spectra Energy Capital adopted new business segments that management believed properly aligned the

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

various operations of Spectra Energy Capital with how the chief operating decision maker viewed the business. Prior to the December 2006 transfer to Duke Energy of International Energy, the 50% interest in Crescent and certain businesses included in Other (see Note 1), both International Energy and Crescent were business segments of Spectra Energy Capital. At December 31, 2006, Spectra Energy Capital reported the following business segments: Natural Gas Transmission and Field Services. Commercial Power has no assets or operations within Spectra Energy Capital as of December 31, 2006. Spectra Energy Capital’s chief operating decision maker regularly reviewed financial information about each of these business segments in deciding how to allocate resources and evaluate performance. All of the Spectra Energy Capital’s business segments are considered reportable segments under SFAS No. 131. There is no aggregation within Spectra Energy Capital’s defined business segments.

Natural Gas Transmission provides transportation and storage of natural gas for customers along the U.S. East Coast, the Southeast, and in Canada. Natural Gas Transmission also provides natural gas sales and distribution service to retail customers in Ontario, natural gas processing services to customers in Western Canada and other energy related services. The natural gas transmission and storage operations in the U.S. are primarily subject to the Federal Energy Regulatory Commission’s (FERC’s) and the U.S. Department of Transportation’s rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are primarily subject to the rules and regulations of the National Energy Board (NEB) and the Ontario Energy Board (OEB). Natural Gas Transmission also includes the results of operations of the McMahon facility and the Canadian gathering and processing facilities transferred to Natural Gas Transmission from DENA and Field Services, respectively, during 2005.

Field Services gathers, compresses, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, gathers, treats, processes, trades and markets, and stores NGLs. It conducts operations primarily through DCP Midstream, which is owned 50% by ConocoPhillips and 50% by Spectra Energy Capital. Field Services gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian, Mid-Continent, East Texas-North Louisiana, South, Central, Rocky Mountain and Gulf Coast.

In February 2005, DCP Midstream sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Spectra Energy Capital sold its limited partner interest in TEPPCO LP, in each case to EPCO, an unrelated third party. As a result of the DCP Midstream disposition transaction discussed in Note 2, Spectra Energy Capital deconsolidated its investment in DCP Midstream effective July 1, 2005 and subsequently has accounted for it as an investment utilizing the equity method of accounting. In connection with the DCP Midstream disposition transaction, DCP Midstream transferred its Canadian natural gas gathering and processing facilities to the Natural Gas Transmission segment.

Commercial Power, which did not have any operations or net assets within Spectra Energy Capital as of and for the year ended December 31, 2006, consisted of a portion of Spectra Energy Capital’s operations formerly known as DENA. Commercial Power operated and managed power plants and related contractual positions in the Southeastern United States. Commercial Power’s continuing operations consisted primarily of eight natural gas-fired merchant power plants in the Southeastern United States and certain other power and gas contracts (collectively, the “Southeast Plants”) Spectra Energy Capital sold the Southeast Plants in August 2004 and the remaining contracts in 2005, and remains reported as a business segment in 2005 and 2004 as a result of continuing involvement identified at the time of the sale.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

The remainder of Spectra Energy Capital’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes the following:

•

Certain unallocated corporate costs, certain discontinued hedges and Bison, Spectra Energy Capital’s wholly owned, captive insurance subsidiary. As discussed in Note 1, on April 1, 2006, Spectra Energy Capital transferred the operations of Bison to Duke Energy. However, the results of operations of Bison do not qualify for discontinued operations treatment for the periods prior to the transfer due to continuing involvement with Bison and as a result of Spectra Energy Capital’s creation of a captive insurance subsidiary effective with the spin-off. Bison’s principal activities, as a captive insurance entity, include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Spectra Energy Capital. Bison also participates in reinsurance activities with certain third parties, on a limited basis.

Spectra Energy Capital’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Spectra Energy Capital’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Spectra Energy Capital, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization(b)	Capital and Investment Expenditures(b)	Segment Assets(c)
	(in millions)
Year Ended December 31, 2006
Natural Gas Transmission	$4,546	$(23)	$4,523	$1,438	$480	$790	$18,998
Field Services(f)	—	—	—	569	—	—	1,233

Total reportable segments	4,546	(23)	4,523	2,007	480	790	20,231
Other	(14)	44	30	(89)	9	40	91
Eliminations and reclassifications	—	(21)	(21)	—	—	—	23
Interest expense	—	—	—	(605)	—	—	—
Interest income and other(d)	—	—	—	18	—	—	—

Total consolidated	$4,532	$—	$4,532	$1,331	$489	$830	$20,345

Year Ended December 31, 2005
Natural Gas Transmission	$3,990	$65	$4,055	$1,388	$458	$930	$18,823
Field Services(f)	5,618	(88)	5,530	1,946	143	86	1,377
Commercial Power(e)	—	—	—	(70)	—	—	1,619
International Energy	—	—	—	—	—	—	2,962
Crescent	—	—	—	—	—	—	1,507

Total reportable segments	9,608	(23)	9,585	3,264	601	1,016	26,288
Other(e)	(154)	150	(4)	(278)	10	18	8,533
Eliminations and reclassifications	—	(127)	(127)	—	—	—	235
Interest expense	—	—	—	(675)	—	—	—
Interest income and other(d)	—	—	—	24	—	—	—

Total consolidated	$9,454	$—	$9,454	$2,335	$611	$1,034	$35,056

Year Ended December 31, 2004
Natural Gas Transmission	$3,277	$74	$3,351	$1,329	$431	$544	$17,783
Field Services(f)	9,998	46	10,044	367	285	202	6,265
Commercial Power(e)	113	—	113	(386)	8	6	1,646
International Energy	—	—	—	—	—	—	3,058
Crescent	—	—	—	—	—	—	1,317

Total reportable segments	13,388	120	13,508	1,310	724	752	30,069
Other(e)	46	65	111	48	9	23	6,968
Eliminations and reclassifications	(1)	(185)	(186)	—	—	—	146
Interest expense	—	—	—	(858)	—	—	—
Interest income and other(d)	—	—	—	61	—	—	—

Total consolidated	$13,433	$—	$13,433	$561	$733	$775	$37,183

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Excludes amounts associated with entities included in discontinued operations.
(c)	Includes assets held for sale.
(d)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(e)	Amounts associated with former DENA operations are included in Other for all periods presented, except for the Southeast operations, which are reflected in Commercial Power. Asset amounts for Commercial Power primarily include the assets of the Midwestern generation that were transferred to Duke Energy in April 2006.
(f)	In July 2005, Duke Energy caused a Spectra Energy Capital subsidiary to complete the agreement with ConocoPhillips to reduce Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50%. Field Services segment data includes DCP Midstream as a consolidated entity for periods prior to July 1, 2005 and as an equity method investment for periods after June 30, 2005.

Geographic Data

	U.S.	Canada	Other Foreign	Consolidated
	(in millions)
2006
Consolidated revenues(a)	$1,381	$3,141	$10	$4,532
Consolidated long-lived assets	6,519	10,525	—	17,044
2005
Consolidated revenues(a)	$6,706	$2,710	$38	$9,454
Consolidated long-lived assets	15,189	10,542	2,344	28,075
2004
Consolidated revenues(a)	$11,318	$2,066	$49	$13,433
Consolidated long-lived assets	17,532	9,874	2,227	29,633

(a)	Excludes revenues associated with businesses included in discontinued operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

4. Regulatory Matters

Regulatory Assets and Liabilities.    Spectra Energy Capital’s regulated operations are subject to SFAS No. 71. Accordingly, Spectra Energy Capital records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (For further information see Note 1.)

Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2006	2005
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(b)	$848	$954	(g)
Project costs(c)	37	40	2024
Hedge costs and other deferrals(c)	31	—	2007
Vacation accrual(c)	17	9	2007
Deferred debt expense(d)	11	14	2011
Environmental clean-up costs(c)	6	7	2017
Gas purchase costs(c)	—	34	2006
Other(c)	9	5	(i)

Total Regulatory Assets	$959	$1,063

Regulatory Liabilities(a)
Removal costs(d)(f)	$329	$350	(h)
Gas purchase costs(e)	166	—	2007
Pipeline rate credit(f)	36	37	2041
Storage and transportation liability(e)	15	9	2007
Earnings sharing liability(e)	12	9	2007
Other deferred tax credits(d)(f)	5	8	(i)
Other(f)	6	7	2007

Total Regulatory Liabilities	$569	$420

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	All amounts are expected to be included in future rate filings.
(c)	Included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Included in Accounts Payable on the Consolidated Balance Sheets.
(f)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(g)	Recovery/refund is over the life of the associated asset or liability.
(h)	Liability is extinguished over the lives of the associated assets.
(i)	Recovery/Refund period currently unknown.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Rate Related Information.

Maritimes & Northeast Pipeline L.L.C.    Effective January 1, 2005, new rates for Maritimes & Northeast Pipeline L.L.C. took effect, subject to refund, as a result of a rate case filed in 2004. On May 15, 2006, the FERC issued an order approving a settlement agreement that provides for a rate increase over rates charged prior to January 1, 2005. In June 2006, the difference between the settlement rates and the interim rates, plus interest, was refunded to applicable shippers. There was no material impact to Spectra Energy Capital’s consolidated results of operations as a result of the refund.

Maritimes & Northeast Pipeline, L.P.    In 2006, Maritimes & Northeast Pipeline, L.P., operated under an NEB-approved toll settlement that expired December 31, 2006. A toll settlement agreement for the 2007 fiscal year was approved by the NEB on December 14, 2006.

Algonquin Gas Transmission LLC (Algonquin).    In April 2005, Algonquin filed and the FERC accepted new negotiated rate agreements with the Algonquin customers that include a rate moratorium provision through December 2008.

Gulfstream Natural Gas System, LLC (Gulfstream).    In September 2005, FERC approved Gulfstream’s Cost and Revenue study that was required to be filed as a condition in its Phase I and Phase II expansion projects. Gulfstream is not anticipated to have further filing requirements until three years after its Phase III expansion facilities are placed into service, currently expected in 2008.

East Tennessee Natural Gas, LLC (East Tennessee).    On November 1, 2005, East Tennessee placed into effect new rates approved by FERC as a result of a rate settlement with customers. The settlement agreement includes a five year rate moratorium and certain operational changes. On December 14, 2006, East Tennessee filed to establish system-wide segmentation on part of its system, subject to FERC approval. This filing was generally supported by the customers, and is proposed to be implemented effective November 1, 2007.

Texas Eastern Transmission, L.P. (Texas Eastern).    Texas Eastern continues to operate under rates approved by FERC in 1998 in an uncontested settlement between Texas Eastern and its customers.

Union Gas Limited (Union Gas).    Union Gas has rates that are approved by the OEB. Effective January 1, 2006, Union Gas implemented new rates approved by the OEB in December 2005. Union’s earnings for 2006 continued to be subject to the earnings sharing mechanism implemented by the OEB in 2005. Earnings in 2006 above an allowable rate of return on equity, normalized for weather, may be shared equally between ratepayers and Union Gas. Union Gas expects to apply to the OEB for the disposition of the earnings sharing amount, as well as other non-commodity deferral account balances, during the second quarter of 2007.

On August 25, 2006, the OEB issued a decision on certain common issues related to the Demand Side Management (DSM) activities of Union Gas and Enbridge Gas Distribution. Most of the issues were the subject of a settlement agreement with intervenors. In that decision, the OEB accepted a formulaic approach to establishing annual DSM savings targets, budgets and utility incentives for a three-year plan term effective January 1, 2007. The result of this decision is an increase to the DSM budget and an opportunity to earn in excess of $4 million annually if the DSM savings target is achieved or exceeded. Union Gas has subsequently applied to the OEB for approval of its 2007 DSM programs, which it received on January 26, 2007.

On November 7, 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario. As a result of its finding that the market for storage services is competitive, the OEB will not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. Existing storage services to customers within Union Gas’ franchise area will continue to be provided at regulated cost-based rates. Since the issuance of the decision, five

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

parties who participated in the storage regulation proceeding have appealed various aspects of the decision to the OEB. The OEB heard submissions during a hearing held March 5 and March 6, 2007 regarding whether those parties have met the threshold for an appeal review. The OEB’s decision is expected in 2007.

In December 2006, the OEB issued a final rate order for new rates effective January 1, 2007, reflecting the outcomes from the Union Gas’ 2007 rate application, the DSM proceeding and the storage regulation decision. The average rate increase is approximately 3.1% and includes the impact of an increase in the common equity component of Union’s capital structure from 35% to 36% and a decrease in the allowed return on equity from 9.63% to 8.54%.

BC Pipeline and Field Services.    BC Pipeline reached a settlement agreement with its customers for the 2006 and 2007 fiscal years on March 30, 2006. This agreement was approved by the NEB on August 17, 2006. On December 24, 2006, BC Pipeline filed an application with the NEB for approval of 2007 interim transportation tolls until such time as the final 2007 transportation tolls are approved. On March 15, 2007, the NEB approved the recovery of certain costs associated with the Southern Mainline expansion project and an application for the approval of final 2007 transportation tolls was filed on March 19, 2007.

The BC Pipeline and Field Services businesses in Western Canada recorded regulatory assets related to deferred income tax liabilities of approximately $570 million as of December 31, 2006 and $640 million as of December 31, 2005. Under the current NEB-authorized rate structure, income tax costs are recovered in tolls based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that the transportation and field services tolls will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.

When evaluating the recoverability of the BC Pipelines’ and Field Services’ regulatory assets, management takes into consideration the NEB regulatory environment, natural gas reserve estimates for reserves located, or expected to be located, near these assets, the ability to remain competitive in the markets served, and projected demand growth estimates for the areas served by BC Pipeline and Field Services businesses. Based on current evaluation of these factors, management believes that recovery of these tax costs is probable over the periods described above.

Management believes that the effects of the above matters will have no material adverse effect on Spectra Energy Capital’s future consolidated results of operations, cash flows or financial position.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

5. Income Taxes

The following details the components of income tax expense (benefit):

Income Tax Expense

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Current income taxes
Federal	$270	$869	$80
State	(35)	80	29
Foreign	129	42	50

Total current income taxes	364	991	159

Deferred income taxes
Federal	83	(82)	1,024
State	(22)	(15)	65
Foreign	(30)	32	20

Total deferred income taxes	31	(65)	1,109

Total income tax expense from continuing operations	395	926	1,268

Total income tax expense (benefit) from discontinued operations	61	104	(55)
Total income tax benefit from cumulative effect of change in accounting principle	—	(1)	—

Total income tax expense presented in Consolidated Statements of Operations	$456	$1,029	$1,213

Earnings from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Domestic	$945	$2,031	$278
Foreign	386	304	283

Total earnings from continuing operations before income taxes	$1,331	$2,335	$561

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$466	$817	$196
State income tax, net of federal income tax effect	(37)	42	61
Tax differential on foreign earnings	(36)	(32)	(32)
Pass-through of income tax expense(a)	26	81	48
Deferred taxes on restructuring of certain subsidiaries	—	—	991
Impairment of Bolivian investment	(25)	—	—
U.S. tax on repatriation of foreign earnings	—	34	—
Other items, net	1	(16)	4

Total income tax expense from continuing operations	$395	$926	$1,268

Effective tax rate	29.7%	39.7%	226.0%

(a)	Prior to the effective date of the tax sharing agreement with Duke Energy, tax expenses and benefits were passed through to Duke Energy.

During 2006 Spectra Energy Capital recorded an approximate $30 million benefit to state taxes due to a reduction in the unitary state tax rate in 2006 as a result of Duke Energy’s merger with Cinergy. This $30 million benefit is included in “State income tax, net of federal income tax effect.” Additionally, Spectra Energy Capital recognized a tax benefit related to the impairment of an investment in Bolivia, which is included in “Impairment of Bolivian investment”, which is included in continuing operations due to a change in tax status.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, DEA, a directly wholly owned subsidiary of Spectra Energy Capital. DEA and Spectra Energy Capital are pass-through entities for U.S. income tax purposes. Spectra Energy Capital recognized federal and state tax expense of approximately $1,030 million in continuing operations during 2004 from this reorganization.

The $1,030 million income tax expense is included in the Statutory Rate Reconciliation as follows: a $991 million expense is included in “Deferred taxes on restructuring of certain subsidiaries” and a $39 million expense is included in “State income tax, net of federal income tax effect”.

Net Deferred Income Tax Liability Components

	December 31,
	2006	2005
	(in millions)
Deferred credits and other liabilities	$133	$415
Other	17	27

Total deferred income tax assets	150	442
Valuation allowance	(13)	(26)

Net deferred income tax assets	137	416

Investments and other assets	(1,387)	(893)
Accelerated depreciation rates	(636)	(1,386)
Regulatory assets and deferred debits	(1,033)	(1,097)

Total deferred income tax liabilities	(3,056)	(3,376)

Total net deferred income tax liabilities	$(2,919)	$(2,960)

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

The above amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
	(in millions)
Current deferred tax assets, included in other current assets	$96	$—
Non-current deferred tax assets, included in other investments and other assets	5	254
Current deferred tax liabilities, included in other current liabilities	(40)	(47)
Non-current deferred tax liabilities	(2,980)	(3,167)

Total net deferred income tax liabilities	$(2,919)	$(2,960)

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes, such as sales and use, franchise, and property, have been made for potential liabilities resulting from such matters. As of the year ended December 31, 2006, Spectra Energy Capital has total provisions, including interest, of approximately $85 million for uncertain tax positions, as compared to $125 million as of December 31, 2005. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

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

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction is treated as a “special deduction” as described in SFAS No. 109. As such, for Spectra Energy Capital, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this special deduction will be reported in the periods in which the deductions are claimed on the tax returns. For the year ended December 31, 2006, Spectra Energy Capital recognized a benefit of approximately $5 million relating to the deduction from qualified domestic activities.

In addition to the qualified domestic production activities deduction discussed above, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2, which was issued in December 2004, states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. During 2004, Duke Energy recorded a $45 million income tax expense for the repatriation of approximately $500 million of foreign earnings that was anticipated to occur during 2005 related to the American Jobs Creation Act. Included in the $45 million is $5 million of foreign income tax expense recorded at Spectra Energy Capital. During this repatriation process, Duke Energy reorganized various entities and reestimated its liability which enabled it to reduce the $45 million tax liability to a $39 million tax liability. This reorganization also caused Spectra Energy Capital to increase the $5 million tax liability to a $39 million tax liability as of December 31, 2005. Spectra Energy Capital had paid off this $39 million tax liability to the respective jurisdictions as of December 31, 2005. (See rate reconciliation above.)

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Deferred income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of Spectra Energy Capital’s foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2006 on which Spectra Energy Capital has not provided deferred income taxes and foreign withholding taxes, is approximately $25 million.

6. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Spectra Energy Capital on January 1, 2003 and addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any property, plant and equipment increases.

Asset retirement obligations at Spectra Energy Capital relate primarily to the retirement of certain gathering pipelines and processing facilities, obligations related to right-of-way agreements, and contractual leases for land use. In accordance with SFAS No. 143, Spectra Energy Capital determined that a significant portion of its assets have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets included on-shore and some off-shore pipelines, and certain processing plants and distribution facilities. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

Upon adoption of SFAS No. 143, Spectra Energy Capital’s regulated natural gas operations classified removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. Spectra Energy Capital does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any of its non-regulated assets. The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $329 million and $350 million as of December 31, 2006 and 2005, respectively.

As a result of the adoption of FIN 47 in 2005, net property, plant and equipment increased $7 million and ARO liabilities increased $11 million. A net-of-tax cumulative effect adjustment of approximately $4 million was recorded in the fourth quarter of 2005 as a reduction in earnings (see Note 1).

The pro forma effects of adopting FIN 47, including the impact on the balance sheet and net income are not presented due to the immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2006	2005
	(in millions)
Balance as of January 1,	$29	$62
Liabilities settled(a)	—	(46)
Accretion expense	2	1
Revisions in estimated cash flows(b)	54	1
Adoption of FIN 47	—	11

Balance as of December 31,(c)	$85	$29

(a)	Primarily represents a decrease in ARO liabilities during 2005 due to the deconsolidation of DCP Midstream on July 1, 2005.
(b)	ARO estimate revised as a result of a detailed study conducted during 2006 by an industry expert on historical experience with abandonments.
(c)	Amounts included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets

7. Risk Management and Hedging Activities, Credit Risk, and Financial Instruments

Spectra Energy Capital is exposed to the impact of market fluctuations in the prices of NGLs, natural gas and other energy-related products marketed and purchased as a result of its investment in DCP Midstream and ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Spectra Energy Capital is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. Spectra Energy Capital employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards and options.

Spectra Energy Capital’s Derivative Portfolio Carrying Value as of December 31, 2006

Asset/(Liability)	Maturity in 2007	Maturity in 2008	Maturity in 2009	Maturity in 2010 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$—	$—	$17	$(4)	$13
Undesignated	(7)	(1)	—	(8)	(16)

Total	$(7)	$(1)	$17	$(12)	$(3)

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Spectra Energy Capital’s Consolidated Balance Sheets.

As a result of the transfer of 19.7% interest in DCP Midstream to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DCP Midstream (see Note 2), Spectra Energy Capital discontinued hedge accounting for certain contracts held by Spectra Energy Capital related to Field Services’ commodity price risk,

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $19 million and $314 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Spectra Energy Capital for the years ended December 31, 2006 and December 31, 2005, respectively. All the 2006 charges have been classified in the accompanying Consolidated Statements of Operations as a component of Other Income and Expenses. The 2005 charges were classified in the accompanying Consolidated Statements of Operations for the year ended as follows: upon the discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges while approximately $130 million of losses recognized subsequent to the discontinuance of hedge accounting prior to the deconsolidation of DCP Midstream were recognized as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues and $64 million of losses recognized subsequent to discontinuance of hedge accounting after the deconsolidation of DCP Midstream were recognized as a component of Other Income and Expenses. Cash settlements on these contracts since the deconsolidation of DCP Midstream on July 1, 2005 of approximately $163 million and $133 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005, respectively.

Commodity Cash Flow Hedges.    Some Spectra Energy Capital subsidiaries are exposed to market fluctuations in the prices of natural gas and NGLs related to their natural gas gathering, distribution, processing and marketing activities. Spectra Energy Capital closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and fuel expenses. Spectra Energy Capital uses commodity instruments, such as swaps, futures, forwards and options, as cash flow hedges for natural gas and natural gas liquid transactions. Spectra Energy Capital is only hedging exposures to the price variability with respect to fuel purchases by Union Gas as of December 31, 2006.

The ineffective portion of commodity cash flow hedges from continuing operations resulted in a pre-tax gain of $4 million in 2006, a pre-tax loss of $7 million in 2005 and a pre-tax loss of $2 million in 2004, and is reported primarily in Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other in the Consolidated Statements of Operations. Except for the Field Services hedges discussed above, there was no recognition for transactions within continuing operations that no longer qualified as cash flow hedges in 2006, 2005, and 2004.

As of December 31, 2006, $2 million of pre-tax deferred net loss on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheets in a separate component of Member’s equity, in AOCI, and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Interest Rate (Fair Value or Cash Flow) Hedges.    Changes in interest rates expose Spectra Energy Capital to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Spectra Energy Capital manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Spectra Energy Capital also enters into financial derivative instruments, including, but not limited to, interest rate swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Spectra Energy Capital’s fair value and cash flow interest rate hedge ineffectiveness were not material to its consolidated results of operations in 2006, 2005, and 2004.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges.    Spectra Energy Capital is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Spectra Energy Capital may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. There was no recognition, a net gain of $1 million and a net loss of $43 million included in the cumulative translation adjustment for hedges of net investments in foreign operations, during 2006, 2005, and 2004, respectively. To monitor its currency exchange rate risks, Spectra Energy Capital uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

During the first quarter of 2005, Spectra Energy Capital settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast Energy, Inc. (Westcoast) on their scheduled maturity and paid approximately $162 million. These settlements are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows. Losses recognized on this net investment hedge have been classified in AOCI as a component of foreign currency adjustments and will not be recognized in earnings unless the complete or substantially complete liquidation of Spectra Energy Capital’s investment in Westcoast occurs.

Other Derivative Contracts.    Undesignated. Spectra Energy Capital has used derivative contracts to manage the market risk exposures that arise from marketing and commercial optimization of energy assets and investments, and to manage interest rate and foreign currency exposures. The contracts in this category as of December 31, 2006 are primarily certain contracts held by Spectra Energy Capital related to commodity price risk and interest rate risk. Spectra Energy Capital’s exposure to price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

Credit Risk.    Spectra Energy Capital’s principal customers for natural gas transportation, storage and gathering and processing services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S. and Canada. Spectra Energy Capital has concentrations of receivables from natural gas utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Spectra Energy Capital’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Spectra Energy Capital analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Spectra Energy Capital also obtains cash or letters of credit from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are collateral assets of a negligible amount and $1,279 million, respectively, which represents cash collateral posted by Spectra Energy Capital with other third parties. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are collateral liabilities of approximately $70 million and $608 million, respectively, which represents cash collateral posted by other third parties to Spectra Energy Capital. This decrease in cash collateral posted by Spectra Energy Capital and by others to Spectra Energy Capital is primarily due to the sale and wind-down of trading operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Financial Instruments.    The fair value of financial instruments, excluding derivatives included elsewhere in this Note and in Note 14, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2006 and 2005, are not necessarily indicative of the amounts Spectra Energy Capital could have realized in current markets.

Financial Instruments

	As of December 31,
	2006		2005
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$8,276	$9,182	$10,184	$11,072
Long-term SFAS 115 securities	—	—	231	231

(a)	Includes current maturities.

The fair value of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

8. Marketable Securities

At December 31, 2006, there are no outstanding short-term investments or long-term investments as a result of Spectra Energy Capital’s transfer of Bison to Duke Energy in April 2006 and the transfer of certain businesses to Duke Energy in December 2006.

Short-term investments.    At December 31, 2005, Spectra Energy Capital had $521 million of short-term investments consisting primarily of highly liquid tax-exempt debt securities. These instruments are classified as available-for-sale securities under SFAS No. 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as they contain floating rates of interest. During the year ended December 31, 2006, Spectra Energy Capital purchased approximately $9,132 million and received proceeds on sale of approximately $9,653 million of short-term investments. During 2005, Spectra Energy Capital purchased approximately $30,115 million and received proceeds on sale of approximately $29,892 million of short-term investments. During 2004, Spectra Energy Capital purchased approximately $54,295 million and received proceeds on sale of approximately $53,768 million of short-term investments. The weighted-average maturity of these debt securities is less than one year.

During 2006, Spectra Energy Capital’s Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contract. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $28 million is reflected in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the year ended December 31, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115 as trading securities. During the year ended December 31, 2006, these securities were sold and an additional gain of approximately $1 million was recognized in Other income and expenses, net in the Consolidated Statements of Operations for the year ended December 31, 2006.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Other Long-term investments.    As discussed in Note 1, on April 1, 2006, Spectra Energy Capital transferred the operations of Bison to Duke Energy. Prior to the transfer of Bison, Spectra Energy Capital invested in debt and equity securities that were held in the captive insurance investment portfolio that were classified as available-for-sale under SFAS No. 115 and, therefore, were carried at estimated fair value based on quoted market prices. These investments were classified as long-term as management did not intend to use them in current operations. The cost of securities sold was determined using the specific identification method. During the period January 1, 2006 through March 31, 2006, Spectra Energy Capital purchased approximately $158 million and received proceeds on sales of approximately $122 million on other long-term investments within the captive insurance portfolio. During 2005, Spectra Energy Capital purchased approximately $803 million and received proceeds on sales of approximately $814 million on other long-term investments within the captive insurance portfolio. During 2004, Spectra Energy Capital purchased approximately $715 million and received proceeds on sales of approximately $769 million on other long-term investments within the captive insurance portfolio.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2005
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term Investments	$—	$—	$521

Total short-term investments	$—	$—	$521

Equity Securities	$31	$—	$54
Corporate Debt Securities	—	1	51
U.S. Government Bonds	—	—	17
Other	—	1	109

Total long-term investments	$31	$2	$231

For the years ended December 31, 2006, 2005, and 2004 gains of approximately $0, $3 million and $3 million, respectively, were reclassified out of AOCI into earnings.

9. Goodwill

Spectra Energy Capital evaluates goodwill for impairment under the guidance of SFAS No. 142. As a result of the annual impairment tests required by SFAS No. 142, no charge for the impairment of goodwill was recorded in 2006, 2005 or 2004 directly related to these tests. The following table shows the components of goodwill at December 31, 2006:

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2005	Other(d)	Transfer to Duke Energy(e)	Balance at December 31, 2006
Natural Gas Transmission(c)	$3,512	$(5)	$—	$3,507
International Energy	256	11	(267)	—
Crescent(a)	7	(7)	—	—

Total consolidated	$3,775	$(1)	$(267)	$3,507

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

	Balance December 31, 2004	Other(b)(d)	Balance at December 31, 2005
Natural Gas Transmission	$3,416	$96	$3,512
Field Services	480	(480)	—
International Energy	245	11	256
Crescent	7	—	7

Total consolidated	$4,148	$(373)	$3,775

(a)	Reduction in goodwill at December 31, 2006 reflects the deconsolidation of Crescent in September 2006 (see Note 12).
(b)	As a result of the deconsolidation of DCP Midstream in July 2005 goodwill decreased by a net amount of $462 million, which includes the effects of an $18 million transfer of goodwill between Field Services and Natural Gas Transmission as a result of the transfer of Canadian assets in connection with the DCP Midstream disposition transaction (see Note 2).
(c)	During 2006, Spectra Energy Capital recorded a $16 million decrease in goodwill as a result of a purchase price adjustment related to a true-up of deferred tax assets related to a prior period acquisition.
(d)	Except as noted in (a), (b) and (c), other amounts consist primarily of foreign currency translation.
(e)	Represents Spectra Energy Capital’s December 2006 transfer of the operations of International Energy to Duke Energy (see Note 1).

10. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates for which Spectra Energy Capital is not the primary beneficiary, but over which it has significant influence, are accounted for using the equity method. Spectra Energy Capital received distributions of $859 million in 2006 from those investments. Of these distributions, $707 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows and $152 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows. Spectra Energy Capital received distributions of $856 million in 2005. Of these distributions, $473 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows and $383 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows. Spectra Energy Capital received distributions of $139 million in 2004, which are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows. Spectra Energy Capital’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates. (See Note 2 for 2006 dispositions.)

As of December 31, 2006 and 2005, the carrying amount of investments in affiliates approximated the amount of underlying equity in net assets.

Natural Gas Transmission.    As of December 31, 2006, investments primarily included a 50% interest in Gulfstream. Gulfstream is an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida. Although Spectra Energy Capital owns a significant portion of Gulfstream, it is not consolidated as Spectra Energy Capital does not hold a majority of voting control or have the ability to exercise control over Gulfstream.

Field Services.    In July 2005, Spectra Energy Capital completed the transfer of a 19.7% interest in DCP Midstream to ConocoPhillips, Spectra Energy Capital’s co-equity owner in DCP Midstream, which reduced

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50% (the DCP Midstream disposition transactions) and resulted in Spectra Energy Capital and ConocoPhillips becoming equal 50% owners in DCP Midstream. As a result of the DCP Midstream disposition transaction, Spectra Energy Capital deconsolidated its investment in DCP Midstream which has subsequently been accounted for as an investment utilizing the equity method of accounting (see Note 2). Additionally, in February 2005, DCP Midstream sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, for approximately $1.1 billion and Spectra Energy Capital sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of approximately $1.8 billion. For the three months ended March 31, 2005, TEPPCO LP had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61.2 million, income from continuing operations of approximately $46.3 million, and net income of approximately $47.4 million.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2006			December 31, 2005
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$434	$18	$452	$428	$20	$448
Field Services(a)	1,166	—	1,166	1,290	—	1,290
International Energy(b)	—	—	—	—	155	155
Crescent(b)	—	—	—	17	—	17
Other(b)	—	—	—	14	7	21

Total	$1,600	$18	$1,618	$1,749	$182	$1,931

(a)	Includes Spectra Energy Capital’s 50% interest in DCP Midstream subsequent to deconsolidation of DCP Midstream on July 1, 2005.
(b)	As discussed in Note 1, operations were transferred from Spectra Energy Capital to Duke Energy in December 2006.

Equity in Earnings of Unconsolidated Affiliates(a)

	For the Years Ended:
	December 31, 2006			December 31, 2005			December 31, 2004
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$33	$2	$35	$42	$5	$47	$26	$4	$30
Field Services(b)	574	—	574	308	—	308	60	—	60

Total	$607	$2	$609	$350	$5	$355	$86	$4	$90

(a)	Excludes amounts in discontinued operations, which primarily represent equity earnings of investments within the following: International Energy, Crescent and the equity investments within Other, which were transferred by Spectra Energy Capital to Duke Energy in December 2006.
(b)	Includes Spectra Energy Capital’s 50% equity in earnings of DCP Midstream subsequent to deconsolidation on July 1, 2005.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2006	2005
	(in millions)
Balance Sheet(a)
Current assets	$2,217	$3,395
Non-current assets	6,492	7,744
Current liabilities	(2,226)	(3,392)
Non-current liabilities	(3,323)	(3,237)

Net assets	$3,160	$4,510

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Income Statement(a)(b)
Operating revenues	$13,586	$8,799	$7,326
Operating expenses	11,855	7,650	6,872
Net income	1,565	1,076	415

(a)	Amounts include DCP Midstream for the respective periods subsequent to deconsolidation.
(b)	Includes amounts of unconsolidated affiliates of the International Energy and Crescent segments which were transferred to Duke Energy in December 2006 (see Note 12) and presented as discontinued operations for the years ended December 31, 2006, 2005 and 2004 in the accompanying Consolidated Statements of Operations.

Related Party Transactions.

During the year ended December 31, 2006, Spectra Energy Capital advanced approximately $89 million to its parent, Duke Energy, and forgave advances to Duke Energy of approximately $602 million. The advance is presented as Advances (to) from Parent within financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2006. The advances forgiven have been presented as a non-cash financing activity for the year ended December 31, 2006.

During the year ended December 31, 2006, Spectra Energy Capital distributed approximately $2,361 million to Duke Energy to provide funding support for Duke Energy’s dividend payments and share repurchase plan. The distribution was principally obtained from the proceeds received on Spectra Energy Capital’s sale of 50% of Crescent to the MS Members (see Note 12). During the year ended December 31, 2005, Spectra Energy Capital distributed approximately $2,100 million to Duke Energy to provide funding for the execution of Duke Energy’s accelerated share acquisition plan. The distribution was principally obtained from Spectra Energy Capital’s portion of the cash proceeds realized from the sale by DCP Midstream of TEPPCO GP and Spectra Energy Capital’s sale of its limited partner interest in TEPPCO, noted above.

See Notes 1 and 12 for discussion of direct and indirect transfers of certain business from Spectra Energy Capital to Duke Energy and Duke Energy Ohio during 2006.

During 2004, $267 million of cash advances were received by Spectra Energy Capital from Duke Energy as a partial return of the income tax benefit associated with the transfer of deferred tax assets to Duke Energy in 2004. During the first quarter of 2005, Duke Energy forgave these advances of $267 million and Spectra Energy Capital classified the $267 million as an addition to Member’s Equity. Additionally, during the third quarter of

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

2005, Duke Energy forgave additional advances of $494 million and Spectra Energy Capital classified the $494 million as an addition to Member’s Equity. These transactions have been presented as a non-cash financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

During the year ended December 31, 2005, Spectra Energy Capital received capital contributions of $269 million from Duke Energy, which Spectra Energy Capital classified as an addition to Member’s Equity. Additionally, during the year ended December 31, 2005, Spectra Energy Capital advanced $242 million to Duke Energy. These transactions are presented as a component of net cash used in financing activities for the year ended December 31, 2005.

During the year ended December 31, 2004, Spectra Energy Capital received $107 million in advances from Duke Energy. This transaction is presented as a component of net cash used in financing activities for the year ended December 31, 2004.

Certain balances due to or due from Duke Energy or other affiliates included in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are as follows. See additional transactions and balances described below.

Assets/(Liabilities)	December 31, 2006	December 31, 2005
	(in millions)
Advances receivable/(payable)(b)	$2	$(30)
Accounts receivable	15	—
Taxes receivable(a)	—	187
Other noncurrent assets(d)	27	—
Other current liabilities(c)	18	(2)

(a)	Taxes receivable are classified as Other Current Assets in the Consolidated Balance Sheets.
(b)	Advances receivable are included in Other within Investments and Other Assets on the Consolidated Balance Sheets. Advances payable are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The advances do not bear interest, are carried as open accounts and are not segregated between current and non-current amounts.
(c)	The balance is classified as Other Current Liabilities on the Consolidated Balance Sheets.
(d)	The balance is classified in Other within Investments and Other Assets on the Consolidated Balance Sheets.

For the years ended December 31, 2006, 2005 and 2004, Spectra Energy Capital recorded income in the amount of approximately $82 million, $68 million, and $155 million, respectively, related to management fees charged to an unconsolidated affiliate of Spectra Energy Capital. These amounts are recorded in Other Income and Expenses, net on the Consolidated Statements of Operations. Additionally, for the years ended December 31, 2006, 2005 and 2004, Spectra Energy Capital recognized recoveries of expenses in the amount of $777 million, $466 million and $416 million, respectively. These amounts represent recoveries of direct and allocated corporate governance and shared service costs charged to unconsolidated affiliates and are reflected as an offset within Operation, Maintenance, and Other and Depreciation and Amortization within Operating Expenses on the Consolidated Statements of Operations. Also included in Operations, Maintenance and Other within Operating Expenses in the Consolidated Statements of Operations for the year ended December 31, 2006 is approximately $23 million of allocated costs charged to Spectra Energy Capital by an affiliate of Cinergy, which excludes approximately $6 million which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Additionally, included in Operations, Maintenance and Other within Operating Expenses in the Consolidated Statements of Operations for the year ended December 31, 2006 is approximately $22 million related primarily to insurance premiums paid to Bison subsequent to the transfer of Bison to Duke Energy in April 2006.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Outstanding notes receivable from unconsolidated affiliates were $50 million as of December 31, 2005, which represents International Energy’s $50 million note receivable from the Campeche project, a 50% owned joint venture. Amounts are included in Notes Receivable on the Consolidated Balance Sheets. The outstanding note receivable had interest rates approximating current market rates.

International Energy loaned money to Campeche to assist in the costs to build. International Energy received principal and interest payments of approximately $11 million, $5 million and $7 million from Campeche, a 50% owned DEI affiliate, during 2006, 2005 and 2004, respectively.

Natural Gas Transmission has a 50% ownership in two pipeline companies, Gulfstream, an operating pipeline, and Islander East, LLC, a development stage pipeline as well as a 50% ownership in a power plant, McMahon Cogeneration Plant, a cogeneration natural gas fired facility transferred to Natural Gas Transmission from DENA during 2005. Natural Gas Transmission provides certain administrative and other services to the pipeline companies and the power plant. Natural Gas Transmission recorded recoveries of costs from these affiliates of $19 million, $12 million, and $8 million during 2006, 2005, and 2004, respectively. The outstanding receivable from these affiliates was $5 million and $2 million as of December 31, 2006 and 2005, respectively.

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

Field Services sells a portion of its residue gas and NGLs to, purchases raw natural gas and other petroleum products from, and provides gathering and transportation services to unconsolidated affiliates (primarily TEPPCO GP, which was sold in February 2005). Total revenues from these affiliates were approximately $98 million for the six months ended June 30, 2005, and $278 million for the year ended December 31, 2004. Total purchases from these affiliates were approximately $77 million for the six months ended June 30, 2005, and $125 million for the year ended December 31, 2004. Total operating expenses were approximately $1 million for the six months ended June 30, 2005, and $4 million for the year ended December 31, 2004. Reductions in revenues and purchases in 2005 as compared to 2004 are principally due to the sale of TEPPCO GP and deconsolidation of DCP Midstream, effective July 1, 2005.

In July 2005, DCP Midstream was deconsolidated due to the transfer of a 19.7% interest to ConocoPhillips and has been subsequently accounted for as an equity investment (see Note 2). Spectra Energy Capital’s 50% of equity in earnings of DCP Midstream for the year ended December 31, 2006 and the period July 1, 2005 through December 31, 2005 was $574 million and $292 million, respectively, and Spectra Energy Capital’s investment in DCP Midstream as of December 31, 2006 was $1,166 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2006, Spectra Energy Capital had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $137 million, $41 million and $12 million, respectively. As of December 31, 2006, Spectra Energy Capital had trade receivables from and trade payables to DCP Midstream amounting to approximately $71 million and $56 million, respectively. Between July 1, 2005 and December 31, 2005, Spectra Energy Capital had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $67 million, $65 million and $12 million, respectively. As of December 31, 2005, Spectra

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Energy Capital had trade receivables from and trade payables to DCP Midstream of approximately $18 million and $47 million, respectively. Additionally, Spectra Energy Capital received approximately $725 million and $360 million for its share of distributions paid by DCP Midstream in 2006 and 2005, respectively. Spectra Energy Capital has recognized an approximate $64 million receivable as of December 31, 2006 due to its share of quarterly tax distributions declared by DCP Midstream in 2006 and paid in 2007, as compared to $90 million in 2005, which was paid in 2006. Of these distributions $573 million and $287 million were included in Other, assets within Cash Flows from Operating Activities for the years ended 2006 and 2005, respectively, and approximately $152 million and $73 million were included in Distributions from Equity Investments within Cash Flows from Investing Activities for the years ended 2006 and 2005, respectively, within the accompanying Consolidated Statements of Cash Flows. Summary financial information for DCP Midstream, which has been accounted for under the equity method since July 1, 2005 is as follows:

	Twelve-months Ended December 31, 2006	Six-months Ended December 31, 2005
	(in millions)
Operating revenues	$12,335	$7,463
Operating expenses	11,063	6,814
Operating income	1,272	649
Net income	1,135	584

	December 31, 2006	December 31, 2005
	(in millions)
Current assets	$2,129	$2,706
Non-current assets	4,767	5,005
Current liabilities	2,177	3,068
Non-current liabilities	2,391	2,038
Minority interest	71	95

As of December 31, 2006, there was an immaterial basis difference between Spectra Energy Capital’s carrying value of the investment in DCP Midstream and the value of Spectra Energy Capital’s proportionate share of the underlying net assets in DCP Midstream.

DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns corporations who file their own respective, federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Spectra Energy Capital recognizes the tax impacts of its share of DCP Midstream’s pass-through earnings in its income tax expense from continuing operations in the accompanying Consolidated Statements of Operations.

In 2005, DCP Midstream formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an initial public offering (IPO) transaction in December 2005 that resulted in net proceeds of approximately $210 million. As a result, DCP Midstream has a 42% ownership interest in DCPLP, consisting of a 40% limited partner ownership interest and a 2% general partner ownership interest. DCP Midstream’s ownership interest in the general partner of DCPLP is 100%. The gain on the IPO transaction has been deferred by DCP Midstream until DCP Midstream converts its subordinated units in DCP to common units, which will occur no earlier than December 31, 2008.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

An indirect wholly owned subsidiary of Spectra Energy Capital contributed all the membership interest in Crescent to a newly-formed joint venture causing Spectra Energy Capital to deconsolidate Crescent as of September 7, 2006 (see Note 12). Spectra Energy Capital’s 50% of equity in earnings of Crescent for the period from September 8, 2006 through December 31, 2006 was $15 million. As discussed in Note 1, in December 2006 Spectra Energy Capital transferred its investment in Crescent to Duke Energy. As a result of this transfer, the results of operations, as well as the equity earnings for the period subsequent to September 7, 2006, are included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. Summary financial information for Crescent, which has been accounted for under the equity method since September 7, 2006 is as follows:

September 7 through December 31, 2006
(in millions)
Operating revenues	$179
Operating expenses	152
Operating income	27
Net income	30

Also see Notes 2, 11, 14, and 17 for additional related party information.

11. Impairments, Severance, and Other Charges

Field Services.    During the year ended December 31, 2005, Field Services recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. See Note 7 for a discussion of the impacts of the DCP Midstream disposition transaction on certain cash flow hedges.

In the third quarter of 2004, Field Services recorded impairments of approximately $22 million related to DCP Midstream operating assets. Additionally, in the third quarter of 2004, Field Services recorded an impairment of approximately $23 million related to equity method investments at DCP Midstream. The impairment is included in (Losses) Gains on Sales and Impairments of Equity Method Investments on the Consolidated Statements of Operations. The impairment charge was related to management’s assessment of the recoverability of some equity method investments. Field Services determined that these assets, which are located in the Gulf Coast, were impaired; therefore they were written down to fair value. Fair value was determined based on management’s best estimates of sales value and/or discounted future cash flow models.

Severance.    During 2002, Duke Energy communicated a voluntary and involuntary severance program across all segments to align the business with market conditions during that period. Severance plans related to the program were amended effective August 1, 2004 and applied to individuals notified of layoffs between that date and January 1, 2006.

Severance Reserve	Balance at January 1, 2006	Provision/ Adjustments	Noncash Adjustments(d)	Cash Reductions	Balance at December 31, 2006
	(in millions)
Natural Gas Transmission	$3	$—	$—	$(1)	$2
Other(c)	28	15	(24)	(19)	—

Total(a)	$31	$15	$(24)	$(20)	$2

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

	Balance at January 1, 2005	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2005
Natural Gas Transmission	$6	$1	$(1)	$(3)	$3
Field Services(b)	—	1	(1)	—	—
International Energy	1	—	(1)	—	—
Other(c)	4	26	—	(2)	28

Total(a)	$11	$28	$(3)	$(5)	$31

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Adjustments	Cash Reductions	Balance at December 31, 2004
Natural Gas Transmission	$29	$1	$(6)	$(18)	$6
Field Services(b)	6	1	—	(7)	—
International Energy	6	—	(4)	(1)	1
Other(c)	49	3	(5)	(43)	4

Total(a)	$90	$5	$(15)	$(69)	$11

(a)	Substantially all expected severance costs will be applied to the reserves within one year.
(b)	Includes minority interest.
(c)	Severance expense (benefit) included in Income (Loss) From Discontinued Operations, net of tax in the Consolidated Statements of Operations was $(9) million, $25 million, and $(6) million for 2006, 2005, and 2004, respectively.
(d)	Approximately $13 million of noncash adjustments in 2006 relate to the transfer of Spectra Energy Capital businesses to Duke Energy and approximately $11 million relates to noncash adjustments at former DENA due to a change in estimate.

12. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, in April 2006, Spectra Energy Capital indirectly transferred to Duke Energy Ohio its ownership interest in former DENA’s Midwestern plants. Accordingly, the results of operations for former DENA’s Midwestern assets up through April 1, 2006 have been reflected as discontinued operations within Commercial Power in the accompanying Consolidated Statements of Operations. No gain or loss was recognized on the distribution of these operations to Duke Energy as the transfer was among entities under common control.

Also as discussed in Note 1, in December 2006, Spectra Energy Capital transferred certain operations to Duke Energy. Operations transferred include International Energy, Spectra Energy Capital’s effective 50% interest Crescent and certain operations within Other, primarily DETM, DukeNet, Spectra Energy Capital’s 50% interest in D/FD and DEM. The results of these operations are presented as discontinued operations for the years ended December 31, 2006, 2005 and 2004 in the accompanying Consolidated Statements of Operations. No gain or loss was recognized on the distribution of these operations to Duke Energy as the transfer was among entities under common control. Approximately $5.1 billion of assets, $1.9 billion of liabilities (which includes approximately $0.9 billion of debt), $0.2 billion of minority interest and $3.0 billion of member’s equity were transferred from Spectra Energy Capital to Duke Energy in December 2006. Spectra Energy Capital does not anticipate significant continuing involvement in the transferred businesses.

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA remaining assets and contracts outside the

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Midwestern United States and certain contractual positions related to the Midwestern assets. The former DENA assets to be divested included:

•

Approximately 6,100 MW of power generation located primarily in the Western and Eastern United States, including all of the commodity contracts (primarily forward gas and power contracts) related to these facilities,

•

All remaining commodity contracts related to former DENA Southeastern generation operations, which were substantially disposed of in 2004, and certain commodity contracts related to former DENA Midwestern power generation facilities, and

•	Contracts related to former DENA energy marketing and management activities, which include gas storage and transportation, structured power and other contracts.

The results of operations of former DENA Western and Eastern United States generation assets, including related commodity contracts, certain contracts related to former DENA energy marketing and management activities and certain general and administrative costs, have been classified as discontinued operations within Other for the years ended December 31, 2006, 2005 and 2004 in the accompanying Consolidated Statements of Operations.

The following table summarizes the results classified as Income (Loss) from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Discontinued Operations

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Year Ended December 31, 2006
Commercial Power	$15	$(16)	$(2)	$(14)
International Energy	961	64	54	10
Crescent	221	518	206	312
Other(a)	788	(197)	(197)	—

Total consolidated	$1,985	$369	$61	$308

Year Ended December 31, 2005
Field Services	$4	$—	$—	$—
Commercial Power	113	(78)	16	(94)
International Energy	745	275	110	165
Crescent	497	304	100	204
Other(a)	2,813	(1,128)	(122)	(1,006)

Total consolidated	$4,172	$(627)	$104	$(731)

Year Ended December 31, 2004
Field Services	$79	$(14)	$(5)	$(9)
Commercial Power	53	(104)	(8)	(96)
International Energy	704	454	81	373
Crescent	439	233	78	155
Other(a)	3,237	(31)	(201)	170

Total consolidated	$4,512	$538	$(55)	$593

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

(a)	Other includes the results for former DENA’s discontinued operations, excluding the operations of the Midwest and Southeast plants, which were previously reported in the DENA segment.

There were no assets or liabilities classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2006. The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2005. All amounts at December 31, 2005 relate to businesses transferred to Duke Energy during December 2006 as discussed in Note 1, and primarily relate to former DENA’s assets that were sold to LS Power or Barclays during 2006, as discussed further below. However, the balances below do not include the assets and liabilities of the businesses transferred to Duke Energy in December 2006.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

December 31, 2005
(in millions)
Current assets	$1,528
Investments and other assets	2,059
Property, plant and equipment, net	1,538

Total assets held for sale	$5,125

Current liabilities	$1,488
Long-term debt	61
Deferred credits and other liabilities	2,024

Total liabilities associated with assets held for sale	$3,573

The following significant transactions of Spectra Energy Capital, the impacts of which are included in Income (Loss) From Discontinued Operations, net of tax on the Consolidated Statements of Income, occurred during the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31, 2006

Acquisitions.    During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and NGLs and the generation, transmission and sale of electricity from a 177 megawatt power plant. These acquisitions increased International Energy’s ownership in Aguaytia to 66% and resulted in Spectra Energy Capital accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment. No goodwill was recorded as a result of this acquisition.

During the first quarter of 2006, Spectra Energy Capital acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. No goodwill was recorded as a result of this acquisition. The assets and liabilities of Bridgeport were included as part of former DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see below).

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Dispositions.    Significant sales of other assets and equity investments during 2006 are detailed as follows:

•

Crescent.    On September 7, 2006, a wholly owned subsidiary of Spectra Energy Capital closed an agreement to create a joint venture of Crescent (the Crescent JV) with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the “MS Members”). Under the agreement, the Spectra Energy Capital subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.21 billion, net of transaction costs, of which approximately $1.19 billion was immediately distributed to Spectra Energy Capital. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Spectra Energy Capital for a purchase price of approximately $415 million. A 2% interest in the Crescent JV was also issued by the joint venture to the President and Chief Executive Officer of Crescent which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three year period. Additionally, this 2% interest can be put back to the Crescent JV after three years or possibly earlier upon the occurrence of certain events at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. In conjunction with the Crescent JV transaction, Spectra Energy Capital recognized a pre-tax gain on the sale of approximately $250 million in 2006. As a result of the Crescent transaction, Spectra Energy Capital no longer controlled the Crescent JV and on September 7, 2006 deconsolidated its investment in Crescent and accounted for its investment in the Crescent JV utilizing the equity method of accounting. The proceeds from the sale were recorded on the Consolidated Statements of Cash Flows as follows: approximately $1.2 billion in long-term debt proceeds, net of issuance costs, were classified as Proceeds from the issuance of long-term debt within Financing Activities, and approximately $380 million, which represents cash received from the MS Members net of cash held by Crescent as of the transaction date, were classified as Net proceeds from the sales of and distributions from equity investments and other assets, and sales of and collections on notes receivable within Investing Activities.

For the period from January 1, 2006 to September 7, 2006, Crescent commercial and multi-family real estate sales resulted in $254 million of proceeds and $201 million of net pre-tax gains. Sales primarily consisted of two office buildings at Potomac Yard in Washington, D.C. for a pre-tax gain of $81 million and land at Lake Keowee in northwestern South Carolina for a pre-tax gain of $52 million, as well as several other large land tract sales.

•

Other.    As discussed above, during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Approximately $700 million was incurred from the announcement date through December 31, 2006, of which approximately $230 million was incurred during the year ended December 31, 2006. In January 2006, Spectra Energy Capital signed an agreement to sell to LS Power former DENA’s entire fleet of power generation assets outside the Midwest. In May 2006, the transaction with LS Power closed. Total proceeds from the sale were approximately $1.6 billion. As of December 31, 2006, the exit activities of former DENA were substantially complete. See below for further discussion. In 2006, Spectra Energy Capital recognized an approximate $51 million pre-tax gain on the sale of available-for-sale securities that were included in Assets Held for Sale on the Consolidated Balance Sheets.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Impairments.    International Energy. In 2006, International Energy recorded a $50 million pre-tax other-than-temporary impairment charge related to an investment in Campeche, a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican national oil company (PEMEX). The current GCSA expired in November 2006 and a nine month extension was executed in October 2006. In the second quarter of 2006, based on ongoing discussions with PEMEX, it was determined that there was a limited future need for Campeche’s gas compression services. Management of International Energy determined that it was probable that the Campeche investment would ultimately be sold or the GCSA would be renewed for a significantly lower rate. An other-than-temporary impairment loss was recorded to reduce the carrying value to management’s best estimate of realizable value. The charges consisted of a $17 million impairment of the carrying value of the equity method investment and a $33 million reserve against notes receivable from Campeche.

In December 2006, Spectra Energy Capital engaged in discussions with a potential buyer of International Energy’s assets in Bolivia. Such discussions to sell the assets were subject to a binding agreement between the parties, which was finalized in February 2007 (subsequent to the December 2006 transfer of International Energy to Duke Energy), and resulted in the sale of International Energy’s 50% ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International for approximately $20 million. Based upon the agreed upon selling price of the assets, in December 2006 Spectra Energy Capital recorded pre-tax impairment charges of approximately $28 million. The impairment charges reduced the carrying value of the assets to the estimated selling price pursuant to the aforementioned agreement.

Year Ended December 31, 2005

Dispositions.    Significant sales of other assets and equity investments during 2005 are detailed as follows:

•

Crescent.    For the year ended December 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $372 million of proceeds and $197 million of net pre-tax gains. Sales included a large land sale in Lancaster County, South Carolina that resulted in $42 million of pre-tax gains, and several other “legacy” land sales. Additionally, Crescent had $45 million in pre-tax income related to a distribution from an interest in a portfolio of commercial office buildings.

•	Other. In connection with the exit plan of former DENA described above, Spectra Energy Capital recognized pre-tax losses of approximately $1.1 billion in 2005, principally related to:

•	The discontinuation of the normal purchase/normal sale exception for certain forward power and gas contracts (an approximate $1.9 billion pre-tax charge)

•

The reclassification of approximately $1.2 billion of pre-tax deferred net gains in AOCI for cash flow hedges of forecasted gas purchase and power sale transactions that will no longer occur as a result of the exit plan

•

Pre-tax impairments of approximately $0.2 billion to reduce the carrying value of the plants that are expected to be sold to their estimated fair value less cost to sell. Fair value of the assets that are expected to be sold was estimated based upon the signed agreement with LS Power, as discussed below

•	Pre-tax losses of approximately $0.4 billion as the result of selling certain gas transportation and structured contracts (as discussed further below), and

•

Pre-tax deferred gains in AOCI of approximately $0.2 billion related to the discontinued cash flow hedges of forecasted gas purchase and power sale transactions, which were recognized as the forecasted transactions occurred.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs. Included in these amounts are the effects of former DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to former DENA Midwestern power generation facilities, and contracts related to former DENA energy marketing and management activities. Excluded from the contracts sold to Barclays are commodity contracts associated with the near-term value of former DENA West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Approximately $470 million was incurred from the announcement date through December 31, 2005.

Among other things, the agreement provides that all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $100 million in 2005 and approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Spectra Energy Capital with cash equal to the net cash collateral posted by former DENA under the contracts of approximately $540 million. The novation or assignment of physical power contracts was subject to FERC approval, which was received in January 2006.

In the first quarter of 2005, Spectra Energy Capital’s Grays Harbor facility was sold to an affiliate of Invenergy LLC, resulting in a pre-tax gain of approximately $21 million (excludes any potential contingent consideration).

In the third quarter of 2005, Spectra Energy Capital completed the sale of Bayside Power L.P. (Bayside) to affiliates of Irving Oil Limited (Irving), under which Irving would purchase Spectra Energy Capital’s 75% interest in Bayside.

Impairments.    International Energy. A $20 million other than temporary impairment in value of the Campeche investment was recognized during the third quarter of 2005 to write down the investment to its estimated fair value.

Crescent.    In the third quarter of 2005, Crescent recognized pre-tax impairment charges of approximately $16 million related to a residential community near Hilton Head Island, South Carolina, that includes both residential lots and a golf club, to reduce the carrying value of the community to its estimated fair value. This community had incurred higher than expected costs and had been impacted by lower than anticipated sales volume. The fair value of the remaining community assets was determined based upon management’s estimate of discounted future cash flows generated from the development and sale of the community.

Year Ended December 31, 2004

Dispositions.    Significant sales of other assets in 2004 are detailed as follows:

•

Field Services.    In February 2004, Field Services sold gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million, which approximated these assets’ carrying value. Also, in December 2004, Field Services sold gas system and treating plant assets in Southeast New Mexico and South Texas, respectively. Field Services sold these assets for proceeds of approximately $6 million, with the carrying value being approximately equal to the sales price.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

•

Commercial Power.    During 2004, a 25% undivided interest in Commercial Power’s Vermillion facility was sold for proceeds of approximately $44 million. This sale was anticipated in 2003 and, therefore, an $18 million pre-tax loss on sale was recorded during 2003.

•

International Energy    completed the sale of its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V. (Cantarell) a nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico on September 8, 2004. The sale resulted in $60 million in net proceeds and an approximate $2 million pre-tax gain. A $13 million non-cash charge related to a note receivable from Cantarell, was recorded in the first quarter of 2004.

•

Crescent.    For the year ended December 31, 2004, Crescent’s commercial and multi-family real estate sales resulted in $606 million of proceeds, and $197 million of net gains. Significant sales included commercial project sales, resulting primarily from the sale of a commercial project in the Washington, D.C. area in March; real estate sales due primarily to the sale of the Alexandria and Arlington land tracts in the Washington, D.C. area; and several large land tract sales.

•

Other. For the year ended December 31, 2004, Spectra Energy Capital’s discontinued operations included sales and impairments of merchant power plants located in Washington (“Grays Harbor” plant), Nevada (“Moapa” plant) and New Mexico (“Luna” plant) (collectively, the deferred plants). Details are as follows:

•	The partially completed Moapa facility was sold to Nevada Power Company and resulted in $186 million in net proceeds and a pre-tax gain of approximately $140 million.

•

The partially completed Luna facility was sold to PNM Resources, Tucson Electric Power and Phelps Dodge Corporation. This sale resulted in net proceeds of $40 million and a pre-tax gain of $40 million.

•

In December 2004, Spectra Energy Capital agreed to sell the partially completed Grays Harbor facility to an affiliate of Invenergy LLC and terminated its capital lease associated with the dedicated pipeline which would have transported natural gas to the plant. This termination resulted in a $20 million pre-tax charge. As discussed above, in the first quarter of 2005, Grays Harbor was sold.

Additional assets and business sold in 2004 totaled $270 million in net proceeds. Those sales resulted in net pre-tax losses of $55 million. These sales primarily related to some contracts at DETM. DETM held a net liability position in certain contracts and, as part of the sale, DETM paid a third party net cash payments of $99 million related to the sale of these assets which are included in Cash Flows from Operating Activities. This resulted in a net loss of $65 million. Other significant sales included Duke Energy Royal LLC’s interest in six energy service agreements and DukeSolutions Huntington Beach, LLC, and DEM’s 15% ownership interest in Caribbean Nitrogen Company. DEM also sold its refined products operation in the Eastern United States. Spectra Energy Capital received approximately $58 million from the sale or collection of all of Duke Capital Partners LLC notes receivable, which resulted in an immaterial gain.

Impairments.    Field Services. In December 2004, based upon management’s assessment of the probable disposition of some plant and transportation assets in Wyoming, Field Services wrote down the book value of those assets by $4 million ($3 million net of minority interest) to $10 million, which represented the estimated fair value less cost to sell. In February 2005, these assets were exchanged for certain gathering assets in Oklahoma of equivalent fair value.

In September 2004, Field Services recorded a pre-tax impairment charge of approximately $23 million ($16 million net of minority interest) related to management’s current assessment of some additional gathering,

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

processing, compression and transportation assets in Wyoming being held for sale. The estimated fair value of these assets less cost to sell was $27 million. In the first quarter of 2005, Field Services sold these assets for proceeds of $28 million, with the carrying value being approximately equal to the sales price.

Crescent.    In the fourth quarter of 2004, Crescent recorded pre-tax impairment charges of approximately $42 million related to two residential developments in Payson, Arizona, the Rim and Chaparral Pines, and one residential development in Austin, Texas, Twin Creeks. The impairment charges were related to long lived assets at the three properties. The developments had suffered from slower than anticipated absorption of available inventory. Fair value of the assets was determined based on management’s assessment of current operating results and discounted future cash flow models. Crescent also recorded pre-tax bad debt charges of $8 million related to notes receivable due from Rim Golf Investor, LLC and Chaparral Pines Investor, LLC.

International Energy.    In order to eliminate exposure to international markets outside of Latin America and Canada, International Energy decided in 2003 to pursue a possible sale or Initial Public Offering (IPO) of International Energy’s Asia-Pacific power generation and natural gas transmission business (the Asia-Pacific Business). As a result of this decision, International Energy recorded an after tax loss of $233 million during the fourth quarter of 2003, which represented the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. In the first quarter of 2004, International Energy determined it was likely that a bid in excess of the originally determined fair value would be accepted and thus recorded a $238 million after tax gain related to International Energy’s Asia-Pacific Business which restored the loss recorded during the fourth quarter of 2003.

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

International Energy held a receivable from Norsk Hydro ASA (Norsk) related to the 2003 sale of International Energy’s European business. In 2004, International Energy recorded a $14 million pre-tax allowance against the carrying value of the note based on management’s assessment of the probability of not collecting the entire note. In first quarter 2006, based on management’s best estimate of recoverability, International Energy recorded a pre-tax allowance of approximately $19 million against this receivable. During the second quarter of 2006, International Energy and Norsk signed a settlement agreement in which Norsk agreed to pay International Energy approximately $34 million in full settlement of International Energy’s receivable. In connection with this settlement, International Energy recorded an approximate $9 million pre-tax write-up of the receivable through a reduction in the valuation allowance. In July 2006, International Energy received the settlement proceeds.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2006	2005
	(Years)	(in millions)
Land	—	$156	$264
Plant—Regulated
Natural gas transmission and distribution	20–82	11,018	10,810
Gathering and processing facilities(a)	20–25	1,616	1,570
Storage	11–122	882	717
Other buildings and improvements(a)	16–50	74	70
Plant—Unregulated
Electric generation(a)	20–50	—	3,899
Natural gas transmission and distribution	20–82	24	32
Gathering and processing facilities	20–25	760	678
Other buildings and improvements(a)	16–50	2	27
Equipment(a)	3–40	319	446
Vehicles	3–20	86	97
Construction in process	—	306	415
Other(a)	5–122	396	316

Total property, plant and equipment		15,639	19,341
Total accumulated depreciation—regulated(b)		(3,069)	(2,758)
Total accumulated depreciation—unregulated(b)		(176)	(897)

Total net property, plant and equipment		$12,394	$15,686

(a)	Includes capitalized leases: total of $4 million for 2006 and $48 million for 2005.
(b)	Includes accumulated amortization of capitalized leases: total of $1 million for 2006 and $19 million for 2005.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $35 million for 2006, $41 million for 2005, and $36 million for 2004.

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2006	2005
	(in millions)
Unsecured debt	7.0%	2007–2036	$7,437	$8,857
Secured debt	6.6%	2007–2019	807	1,270
Capital leases	6.7%	2009	3	10
Other debt	—		19	29
Commercial paper(a)	5.5%		349	83
Fair value hedge carrying value adjustment		2008–2018	13	21
Unamortized debt discount and premium, net			(3)	(3)

Total debt(b)			8,625	10,267
Current maturities of long-term debt			(550)	(1,394)
Short-term notes payable and commercial paper(c)			(349)	(83)

Total long-term debt			$7,726	$8,790

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

(a)	The weighted-average days to maturity were 22 days as of December 31, 2006 and 3 days as of December 31, 2005.
(b)	As of December 31, 2006 and 2005, $3,820 million and $3,917 million of debt were denominated in Canadian dollars, respectively. As of December 31, 2005, $501 million of debt was denominated in Brazilian Reals.
(c)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 5.5% as of December 31, 2006 and 3.3% as of December 31, 2005.

Unsecured Debt.    In November 2006, Union Gas issued 125 million Canadian dollars of 4.85% fixed-rate debentures (approximately $108 million U.S. dollar equivalents as of the closing date) due in 2022.

In September 2006, prior to the completion of the joint venture transaction of Crescent, as discussed in Note 2, the Crescent JV, Crescent and Crescent’s subsidiaries borrowed approximately $1.23 billion principal amount of debt. The net proceeds from the debt issuance of approximately $1.21 billion were recorded as a cash inflow within Financing Activities on the Consolidated Statements of Cash Flows and were distributed to Spectra Energy Capital. As a result of Spectra Energy Capital’s deconsolidation of Crescent effective September 7, 2006, Crescent’s outstanding debt balance of $1,298 million was removed from Spectra Energy Capital’s Consolidated Balance Sheets.

In September 2006, Union Gas issued 165 million Canadian dollars of 5.46% fixed-rate debentures (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036.

In November 2005, International Energy issued floating rate debt in Guatemala for $87 million (in USD) and in El Salvador for $75 million (in USD). These debt issuances have variable interest rate terms and mature in 2015. This debt was transferred by Spectra Energy Capital to Duke Energy in December 2006 (see Note 1).

On September 21, 2005, Union Gas issued 200 million Canadian dollars of 4.64% fixed-rate debentures (approximately $171 million in U.S. dollar equivalents as of the issuance date) due in 2016.

In August 2005, International Energy issued project-level debt in Peru, of which $75 million is denominated in U.S. dollars and approximately $34 million (in U.S. dollar equivalents as of the issuance date) is denominated in Peru Nuevos Soles. This debt was transferred to Duke Energy in December 2006 (see Note 1).

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

Additionally, Spectra Energy Capital remarketed $750 million of its 4.32% senior notes due in 2006, underlying Duke Energy’s 8.00% Equity Units on August 11, 2004. As a result of the remarketing, the interest rate on the notes was reset to 4.331%, effective August 16, 2004. Spectra Energy Capital subsequently exchanged $400 million of the 4.331% notes for $408 million of 5.668% notes due in 2014. This transaction resulted in an approximate $6 million loss, which was included in Interest Expense in the Consolidated Statements of Operations for the year end December 31, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities held by the collateral agent and, upon maturity, were used to satisfy the forward stock purchase contract component of Duke Energy’s 8% Equity Units in November 2004.

Secured Debt.    Other Assets Pledged as Collateral. As of December 31, 2006, secured debt consisted of project financing for Maritimes & Northeast Pipeline, LLC, and Maritimes & Northeast Pipeline, LP

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

(collectively, M&N Pipeline). A portion of the assets, ownership interest and business contracts are pledged as collateral.

Floating Rate Debt.    Unsecured debt, secured debt and other debt included approximately $815 million of floating-rate debt as of December 31, 2006, and $1,213 million as of December 31, 2005. As of December 31, 2005, $488 million of Brazilian debt that is indexed annually to Brazilian inflation was included in floating rate debt. Other floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars, and Banker’s Acceptances for debt denominated in Canadian dollars. As of December 31, 2006 and 2005, the average interest rate associated with floating-rate debt was approximately 5.4% and 7.2%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2006

(in millions)
2007	$550
2008	295
2009	1,001
2010	756
2011	372
Thereafter	5,302

Total long-term debt(a)	$8,276

(a)	Excludes short-term notes payable and commercial paper of $349 million.

Spectra Energy Capital has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above.

Available Credit Facilities and Restrictive Debt Covenants.    During the year ended December 31, 2006, Spectra Energy Capital terminated an $800 million syndicated credit facility and $710 million in bi-lateral credit facilities, offset by the addition of a new $350 million syndicated credit facility. The terminations of these credit facilities primarily reflect Spectra Energy Capital’s reduced liquidity needs as a result of exiting the former DENA business (see Note 12).

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Spectra Energy Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2006, Spectra Energy Capital was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Maritimes & Northeast Pipeline L.P. debt agreements, which had approximately $224 million outstanding at December 31, 2006, require that a deliverability report prepared by an Independent Reserve Engineer on the

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

status of natural gas reserves be provided to the lender’s collateral agent and note trustee prior to November 27, 2007. Should this report demonstrate a sufficient level of natural gas reserves, no action will be required. If the report indicates an insufficient level of reserves, the loan agreements require that certain amounts be escrowed until sufficient cash balances have been built to retire the full amount of the associated outstanding debt at maturity or until a later report is provided indicating that reserves are available in quantities sufficient to eliminate the need to maintain such amounts in escrow.

Credit Facilities Summary as of December 31, 2006 (in millions)

			Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Spectra Energy Capital LLC
$600 multi-year syndicated(a), (b)	June 2010	$600	$—	$13	$13
$350 364-day syndicated(b)	November 2007	350	349	—	349
Total Spectra Energy Capital LLC		950	349	13	362
Westcoast Energy Inc.
$173 multi-year syndicated(c)	June 2011	173	—	—	—
Union Gas Limited
$345 364-day syndicated(d)	June 2007	345	—	—	—

Total(g)		$1,468	$349	$13	$362

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(d)	Credit facility is denominated in Canadian dollars totaling 400 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75% and an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.

Spectra Energy Capital has approximately $695 million of credit facilities which expire in 2007, that are expected to be replaced.

15. Preferred and Preference Stock at Spectra Energy Capital’s Subsidiaries

In connection with the Westcoast acquisition in 2002, Spectra Energy Capital assumed preferred and preference shares at Westcoast and Union Gas. These preferred and preference shares at Westcoast and Union Gas totaled $225 million at both December 31, 2006 and 2005. Since these preferred and preference shares are redeemable at the option of holder, as well as Westcoast and Union Gas, these preferred and preference shares do not meet the definition of a mandatorily redeemable instrument under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As such, these preferred and preference shares are considered contingently redeemable shares and are included in Minority Interests on the Consolidated Balance Sheets.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

16. Commitments and Contingencies

General Insurance

Spectra Energy Capital carries, either directly or through Duke Energy’s captive insurance company, Bison, and its affiliates, insurance and reinsurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Spectra Energy Capital’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Spectra Energy Capital’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Spectra Energy Capital’s by-laws and (5) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Spectra Energy Capital also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size.

The cost of Spectra Energy Capital’s general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

As of January 2007, subsequent to the spin-off of Spectra Energy from Duke Energy, Spectra Energy Capital has its own captive insurance company that will provide similar coverage to that previously provided by Duke Energy.

Environmental

Spectra Energy Capital is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Spectra Energy Capital.

Remediation activities.    Like others in the energy industry, Spectra Energy Capital and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Spectra Energy Capital operations, sites formerly owned or used by Spectra Energy Capital entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Spectra Energy Capital or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Spectra Energy Capital may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

Extended Environmental Activities, Accruals.    Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

environmental-related activities of approximately $21 million and $50 million as of December 31, 2006 and 2005, respectively. These accruals represent Spectra Energy Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

Litigation

In connection with the transfer of certain businesses from Spectra Energy Capital to Duke Energy in December 2006, certain litigation matters that had previously involved Spectra Energy Capital were transferred to Duke Energy. Spectra Energy Capital does not have any future exposure or obligations related to such matters, and accordingly, such matters are not discussed below.

Sonatrach/Sonatrading Arbitration.    In an arbitration proceeding that commenced in January 2001 in London, Duke Energy LNG Sales Inc. (Duke LNG) claimed that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG sought damages of approximately $27 million. Sonatrading and Sonatrach claimed that Duke LNG had repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach sought damages of approximately $250 million. In 2003, the arbitration tribunal issued a Partial Award on liability issues and found that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The hearing on damages was concluded in March 2006, and the tribunal issued its award on damages on November 30, 2006. Duke LNG was awarded approximately $20 million, plus interest, for Sonatrach’s breach of its shipping obligations. Sonatrach and Sonatrading were awarded an unspecified amount that management believes will, when calculated, be substantially less than the amount awarded to Duke LNG, and result ultimately in a net positive, but immaterial, award to Duke LNG. Duke LNG’s rights and obligations pertaining to this matter were retained by Spectra Energy Capital in connection with the spin-off in January 2007.

Citrus Trading Corporation (Citrus) Litigation.    On March 7, 2003, Citrus Trading Corp. (Citrus) filed a lawsuit against Duke Energy LNG Sales, Inc. (Duke LNG). The petition alleged that Duke LNG had breached the parties’ natural gas purchase contract dated December 22, 1998 (the Agreement) by failing to provide sufficient volumes of gas to Citrus. Duke LNG asserted that it had experienced a loss of LNG supply as a result of breaches of contract by its LNG supplier and transporter, Sonatrading Amsterdam B.V. (Sonatrading) and its parent company, Sonatrach, the Algerian State-owned energy company, and that this loss of LNG supply affected Duke LNG’s obligations and termination rights under the Agreement.

On April 14, 2003, following commencement of the Citrus lawsuit, Duke LNG terminated the Agreement on the grounds, among others, that Citrus failed to make a quarterly adjustment in the amount of its letter of credit as required under the Agreement. On April 16, 2003, Duke LNG filed a counterclaim demanding declaratory relief and unspecified damages for Citrus’ breach of the Agreement. Citrus denied that Duke LNG had the right to terminate the Agreement and claimed that Duke LNG’s termination of the Agreement was itself a breach entitling Citrus to resulting damages of approximately $190 million (excluding interest). On March 16, 2004, Citrus filed suit against PanEnergy Corp in the District Court of Harris County, Texas alleging that PanEnergy is financially responsible for losses incurred by Citrus as a result of Duke LNG’s alleged breaches. That state Court action was removed and consolidated with the action against Duke LNG in federal court. All liabilities associated with this litigation were assumed by Spectra Energy in connection with its spin-off from

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Duke Energy. Spectra Energy Capital had recorded a charge within Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations of $100 million in December 2006 related to this matter. On January 29, 2007, Spectra Energy and Citrus entered into a binding agreement to settle this litigation for a payment by Spectra to Citrus in the amount of $100 million. The settlement payment was tendered to Citrus on January 30, 2007 and the lawsuit was subsequently dismissed with prejudice.

Duke Energy Retirement Cash Balance Plan.    A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan. Six causes of action are alleged, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice, effectively consolidating it with the first case. It is not possible to predict with certainty whether Spectra Energy Capital will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter. Spectra Energy Capital has agreed to share these liabilities with Duke Energy in connection with the spin-off in January 2007.

Other Litigation and Legal Proceedings.    Spectra Energy Capital and its subsidiaries are involved in other legal, tax and regulatory proceedings in various forums arising in the ordinary course of business regarding contract, royalty, measurement and payment claims, some of which involve substantial monetary amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Spectra Energy Capital’s consolidated results of operations, cash flows or financial position.

Spectra Energy Capital has exposure to certain legal matters that are described herein. As of December 31, 2006, and December 31, 2005, Spectra Energy Capital has recorded reserves of approximately $100 million and $150 million, respectively, for these proceedings and exposures, respectively. Spectra Energy Capital has insurance coverage for certain of these losses should they be incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Spectra Energy Capital expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Algonquin is a 50% equity partner in the Islander East pipeline project, a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York. This project has received FERC and other approvals, and is pending receipt of a Section 401 Water Quality Certificate from the State of Connecticut, which has been denied by the State and is the subject of an appeal before the 2nd Circuit Court of Appeals. Oral arguments on the appeal are scheduled to be heard in April 2007. Management believes that there are sufficient factual and legal bases supporting Spectra Energy Capital’s position that the State’s denial of certificate was improper. However, if the State’s position is ultimately upheld, Islander East and Algonquin will be unable to proceed with the project as it is currently configured. As of December 31, 2006, Islander East, owned 50% by Algonquin, had incurred development costs of approximately $61 million, and Algonquin had incurred development costs of approximately $19 million, all associated with the Islander East project. Management expects that certain of the development costs incurred to date, primarily purchased materials, could be utilized by other capital projects of Spectra Energy Capital.

As part of its normal business, Spectra Energy Capital is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

various subsidiaries, investees and other third parties. These arrangements are largely entered into by Spectra Energy Capital. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Spectra Energy Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 17.

In addition, Spectra Energy Capital enters into various fixed-price, non-cancelable commitments to purchase transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets.

Operating and Capital Lease Commitments

Spectra Energy Capital leases assets in several areas of its operations. Consolidated rental expense for operating leases classified in Income (Loss) From Continuing Operations was $36 million in 2006, $53 million in 2005 and $64 million in 2004, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. For years ended December 31, 2006, 2005 and 2004, Spectra Energy Capital recorded pre-tax consolidated rental expense for operating leases classified in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations of $37 million, $27 million and $15 million, respectively. Amortization of assets recorded under capital leases included in continuing operations was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2006:

	Operating Leases	Capital Leases
	(in millions)
2007	$30	$1
2008	27	1
2009	26	1
2010	23	—
2011	20	—
Thereafter	71	—

Total future minimum lease payments	$197	$3

17. Guarantees and Indemnifications

Spectra Energy Capital and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Spectra Energy Capital and its subsidiaries enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Spectra Energy Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In contemplation of the spin-off (see Note 1), certain guarantees that were previously issued by Spectra Energy Capital were transferred to Duke Energy in 2006. For remaining guarantees of other Duke Energy obligations that are yet to be assigned, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee arrangements. As of December 31, 2006, Spectra Energy Capital had certain guarantees of Duke Energy subsidiaries that became guarantees of third-party performance upon separation from Duke Energy.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

The maximum potential amount of future payments Spectra Energy Capital could have been required to make under these performance guarantees as of December 31, 2006 was approximately $615 million, of which approximately $215 million has been indemnified by Duke Energy, as discussed above. Of this amount, approximately $25 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $40 million of the performance guarantees expire between 2007 and 2009, with the remaining performance guarantees expiring after 2009 or having no contractual expiration.

Additionally, Spectra Energy Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. Substantially all of these guarantees have no contractual expiration and no stated maximum amount of future payments that Spectra Energy Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of December 31, 2006 was approximately $51 million. Of those guarantees, approximately $10 million expire in 2007, with the remainder having no contractual expiration.

A subsidiary of Natural Gas Transmission has issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Natural Gas Transmission would be required under the guarantees to make payment on the obligation of the less than wholly owned entity. As of December 31, 2006, Natural Gas Transmission was the guarantor of approximately $17 million of debt at Westcoast associated with less than wholly owned entities, which expire in 2019.

Spectra Energy Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Spectra Energy Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of of future payments Spectra Energy Capital could have been required to make under these letters of credit as of December 31, 2006 was approximately $13 million.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Energy. Spectra Energy Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Spectra Energy Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of December 31, 2006 is approximately $200 million, including principal and interest payments. Spectra Energy Capital does not believe a loss under the guarantee obligation is probable as of December 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2006. No demands for payment have been made

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

under the guarantee. If losses are incurred under the guarantee, Spectra Energy Capital has certain rights which should allow it to mitigate such loss. Subsequent to the spin-off of Spectra Energy by Duke Energy, this guarantee remained with Spectra Energy Capital. However, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee.

Spectra Energy Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Spectra Energy Capital’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Spectra Energy Capital is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

At December 31, 2006, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

18. Stock-Based Compensation

Effective January 1, 2006, Spectra Energy Capital adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Spectra Energy Capital is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Prior to the adoption of SFAS 123(R), Spectra Energy Capital applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Spectra Energy Capital elected to adopt the modified prospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-K have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R).

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Spectra Energy Capital recorded pre-tax stock-based compensation expense included in continuing operations for the years ended December 31, 2006, 2005 and 2004 as follows, the components of which are further described below:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Stock Options	$2	$—	$—
Stock Appreciation Rights	2	1	1
Phantom Stock	7	5	3
Performance Awards	7	6	3
Other Stock Awards	—	—	1

Total	$18	$12	$8

The tax benefit in income from continuing operations associated with the recorded expense for the years ended December 31, 2006, 2005 and 2004 was approximately $7 million, $4 million and $3 million, respectively. Excluded from amounts above are pre-tax stock-based compensation expense of approximately $31 million, $26 million and $14 million for the years ended December 31, 2006, 2005 and 2004, respectively, that is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. The tax benefit associated with the amounts that are in Income (Loss) From Discontinued Operations, net of tax, for the years ended December 31, 2006, 2005 and 2004 are approximately $11 million, $10 million and $5 million, respectively. There were no material differences in income from continuing operations, income tax expense, net income or cash flows from the adoption of SFAS No. 123(R).

The following table shows what net income (loss) would have been for Spectra Energy Capital if Duke Energy had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation

	Year ended December 31, 2005	Year ended December 31, 2004
	(in millions )
Net income (loss), as reported	$674	$(114)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	24	14
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(26)	(22)

Pro forma net income (loss), net of related tax effects	$672	$(122)

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan), approved by shareholders in October 2006, reserved 60 million shares of common stock for awards to employees and outside directors. Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan supersedes the 1998 Plan and no additional grants will be made from the 1998 Plan. Under the 2006 Plan and the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards.

Upon the acquisition of Westcoast in 2002, Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Duke Energy stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	19,493	$29
Employee transfers into Spectra Energy Capital, net of transfers out	612	31
Exercised	(3,299)	24
Forfeited or expired	(1,117)	35
Options held by employees transferred to Duke Energy in December 2006	(8,334)	32

Outstanding at December 31, 2006	7,355	28	4.3	$56

Exercisable at December 31, 2006	5,865	$31	3.7	$31

Options Expected to Vest	1,479	$17	6.7	$25

On December 31, 2005 and 2004, Spectra Energy Capital employees had approximately 16 million and 17 million exercisable options, respectively with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $22 million, $14 million and $6 million, respectively. Cash received by Duke Energy from options exercised during the year ended December 31, 2006 was approximately $79 million, with a related tax benefit to Duke Energy of approximately $8 million. At December 31, 2006, Spectra Energy Capital had less than $1 million of future compensation cost which is expected to be recognized over a weighted-average period of less than one year.

There were no options granted to Spectra Energy Capital employees during the years ended December 31, 2006, 2005 and 2004.

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. The 1998 Plan allows for a maximum of 12 million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial.

Performance Awards

Stock-based performance awards outstanding under the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 790,230 shares (fair value of approximately $14 million) to employees of Spectra Energy Capital in the year ended December 31, 2006, 1,005,020 shares (fair value of approximately $27 million, based on the market price of Duke Energy’s common stock at the grant date) to Spectra Energy employees in the year ended December 31, 2005, and 1,442,140 shares (fair value of approximately $31 million, based on the market price of Duke Energy’s common stock at the grant date) to employees of Spectra Energy Capital in the year ended December 31, 2004.

The following table summarizes information about stock-based performance awards outstanding at December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,351,972	$25
Granted	790,230	18
Vested	(114,000)	27
Forfeited	(109,692)	25
Awards held by employees transferred to Duke Energy in December 2006	(1,553,400)	22

Outstanding at December 31, 2006	1,365,110	$25

Stock-based Performance Awards Expected to Vest	1,308,731	$25

The total fair value of the shares vested during the year ended December 31, 2006 and 2005 was approximately $3 million. As of December 31, 2006, Spectra Energy Capital had approximately $8 million of future compensation cost which is expected to be recognized over a weighted-average period of less than one year.

Phantom Stock Awards

Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 582,040 shares (fair value of approximately $17 million) to Spectra Energy Capital employees based on the market price of Duke Energy’s common stock at the grant dates in the year ended December 31, 2006, 924,170 shares (fair value of approximately $25 million) in the year ended December 31, 2005, and 1,169,090 shares (fair value of approximately $25 million) in the year ended December 31, 2004.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

The following table summarizes information about phantom stock awards outstanding at December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,009,641	$25
Granted	582,040	29
Vested	(664,583)	25
Forfeited	(88,407)	26
Awards held by employees transferred to Duke Energy in December 2006	(999,543)	26

Outstanding at December 31, 2006	839,148	$28

Phantom Stock Awards Expected to Vest	805,895	$28

The total fair value of the shares vested during the years ended December 31, 2006, 2005 and 2004 was approximately $16 million, $9 million and $6 million, respectively. As of December 31, 2006, Spectra Energy Capital had approximately $7 million of future compensation cost which is expected to be recognized over a weighted-average period of 3.0 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. Duke Energy awarded 41,000 shares (fair value of approximately $1 million) to Spectra Energy Capital employees based on the market price of Duke Energy’s common stock at the grant dates in the year ended December 31, 2006, 47,000 shares (fair value of approximately $1 million) in the year ended December 31, 2005, and 169,160 shares (fair value of approximately $4 million) in the year ended December 31, 2004.

The following table summarizes information about other stock awards outstanding at December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	122,937	$25
Granted	41,000	29
Vested	(18,630)	24
Forfeited	(10,200)	33
Awards held by employees transferred to Duke Energy in December 2006	(63,680)	28

Outstanding at December 31, 2006	71,427	$27

Other Stock Awards Expected to Vest	66,263	$27

The total fair value of the shares vested during the years ended December 31, 2006, 2005 and 2004 was less than $1 million, less than $1 million and approximately $1 million, respectively. As of December 31, 2006, Spectra Energy Capital had less than $1 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.2 years.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Impact of Spin-off on Equity Compensation Awards of Employees of Spectra Energy Capital

As discussed in Note 1, on January 2, 2007, Spectra Energy, consisting principally of the operations of Spectra Energy Capital, was spun-off by Duke Energy to its shareholders. In connection with this transaction, Duke Energy distributed substantially all the shares of common stock of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy common stock for every share of Duke Energy common stock.

Effective with the spin-off, all previously granted Duke Energy long-term incentive plan equity awards were split into Duke Energy and Spectra Energy equity-related awards, consistent with the spinoff conversion ratio. Each equity award (stock option, phantom share, performance share and restricted stock award) was split into two awards: a Duke Energy award (issued by Duke Energy in Duke Energy shares) and a Spectra Energy award (issued by Spectra Energy in Spectra Energy shares). The number of shares covered by the Duke Energy adjusted award equal the number of shares covered by the original award, and the number of shares covered by the adjusted Spectra Energy award equal the number of shares that would have been received in the spinoff by a non-employee shareholder.

Stock option exercise prices were adjusted using a formula approved by the Duke Energy Compensation Committee that was designed to preserve the spread (whether “in the money” or “under water”) of each option.

All equity award adjustments were designed to equalize the fair value of each award before and after the spinoff. Accordingly, no additional compensation expense of significance resulted at the spinoff date as a result of the equity award adjustments.

Spectra Energy Capital’s future stock-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spinoff. Stock-based compensation expense recognized in future periods will correspond to the unamortized portion as of the spin-off of the original grant date fair value of the equity awards held by Spectra Energy Capital employees (regardless whether those awards are linked to Duke Energy stock or Spectra Energy stock).

19.	Employee Benefit Plans

Duke Energy U.S. Retirement Plans.    Up until the January 2, 2007 spin-off of the natural gas businesses by Duke Energy, Spectra Energy Capital and its subsidiaries participate in Duke Energy’s qualified non-contributory defined benefit retirement plan. The plan covers most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Spectra Energy Capital’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy did not make any contributions to its defined benefit retirement plan in 2006 or 2005. Duke Energy made voluntary contributions of $250 million in 2004.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 11 years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years. Duke Energy uses a September 30 measurement date for its defined benefit retirement plan.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Effective with the separation from Duke Energy, Spectra Energy established a new non-contributory defined benefit retirement plan in which Spectra Energy Capital and its subsidiaries participate. In accordance with the separation agreement with Duke Energy, plan assets and liabilities associated with the employees and operations of Spectra Energy were transferred to Spectra Energy in January 2007. Benefits provided are substantially the same as those previously provided by Duke Energy.

Qualified Pension Plans

The fair value of Duke Energy’s U.S. plan assets (excluding Cinergy) was $3,022 million as of September 30, 2006 and $2,948 million as of September 30, 2005. The projected benefit obligation of Duke Energy’s U.S. plans (excluding Cinergy) was $2,847 million as of September 30, 2006 and $2,853 million as of September 30, 2005. The accumulated benefit obligation of Duke Energy’s U.S. plans (excluding Cinergy) was $2,719 million as of September 30, 2006 and $2,753 million at September 30, 2005.

Spectra Energy Capital’s pre-tax net periodic pension benefit for the U.S. plans included in continuing operations, as allocated by Duke Energy, was $1 million for 2006, $4 million for 2005 and $6 million for 2004. These amounts exclude pre-tax pension cost of $11 million, $17 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to entities transferred to Duke Energy, which are reflected in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Non-Qualified Pension Plans

Duke Energy maintains, and Spectra Energy Capital participates in, a non-qualified, non-contributory defined benefit retirement plan which covers certain U.S. executives. There are no plan assets. The projected benefit obligation was $84 million as of September 30, 2006 and $86 million as of September 30, 2005.

Spectra Energy Capital’s pre-tax net periodic pension cost for the U.S. plan, as allocated by Duke Energy, was $1 million for 2006, 2005 and 2004, respectively. These amounts exclude pre-tax pension cost of $3 million, $3 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to entities transferred to Duke Energy, which are reflected in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Duke Energy also sponsors, and Spectra Energy Capital participates in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Spectra Energy Capital expensed pre-tax employer matching contributions, as allocated by Duke Energy, of $8 million in 2006, $7 million in 2005 and $7 million in 2004. These amounts exclude pre-tax expenses of $14 million for 2006, $13 million for 2005 and $13 million for 2004, related to entities transferred to Duke Energy, which are reflected in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Westcoast Canadian Retirement Plans.    The Westcoast benefit plans are reported separately due to actuarial assumption differences. Westcoast and its subsidiaries maintain qualified and non-qualified contributory and non-contributory defined benefit (DB) and defined contribution (DC) retirement plans covering substantially all employees of Spectra Energy Capital’s Canadian operations. The DB plans provide retirement benefits based on each plan participant’s years of service and final average earnings. Under the DC plans, company contributions are determined according to the terms of the plan and based on each plan participant’s age, years of service and current eligible earnings. Westcoast also provides non-registered defined benefit supplemental pensions to all employees who retire under a defined benefit registered pension plan and whose pension is limited by the maximum pension limits under the Income Tax Act (Canada).

Westcoast’s policy is to fund the DB plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefits to be paid. Contributions to the DC plans are determined in accordance with the terms of the plan. Spectra Energy Capital made contributions to the Westcoast DB plans of approximately $44 million in 2006, $42 million in 2005 and $26 million in 2004. Spectra Energy Capital also made contributions to the DC plans of $4 million in 2006, $3 million in 2005 and $3 million in 2004.

The prior service cost and actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the qualified DB retirement plans is 10 years. The average remaining service period of the active employees covered by the non-qualified DB retirement plan is 14 years. Westcoast uses a September 30 measurement date for its plans.

Spectra Energy Capital adopted the disclosure and recognition provisions of SFAS No. 158, effective December 31, 2006. The following table describes the total incremental effect of the adoption of SFAS No. 158 on individual line items in the December 31, 2006 Consolidated Balance Sheet, including Accumulated Other Comprehensive Income.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Incremental Effect of the Adoption of SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheet As of December 31, 2006 for Westcoast

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
	(in millions)
Accrued pension and other post-retirement liabilities(a)	$(223)	$(69)	$(292)
Intangible Assets	6	(6)	—
Pre-funded pension costs	—	—	—
Regulatory Assets	—	—	—
Deferred income tax assets	32	27	59
Accumulated other comprehensive income, net of tax	61	48	109

Total Recognized	$(124)	$—	$(124)

(a)	Includes approximately $10 million that is reflected in Other within Current Liabilities in the Consolidated Balance Sheets at December 31, 2006.

Qualified Pension Plans

Components of Net Periodic Pension Costs for Westcoast: Qualified Pension Plans—for the years ended December 31,

	2006	2005	2004
	(in millions)
Service cost benefit earned during the year	$13	$9	$8
Interest cost on projected benefit obligation	31	29	26
Expected return on plan assets	(33)	(27)	(24)
Amortization of prior service cost	1	1	—
Amortization of loss	10	4	3
Special termination benefit cost	—	—	1

Net periodic pension costs / (income)	$22	$16	$14

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Reconciliation of Funded Status to Net Amount Recognized for Westcoast: Qualified Pension Plans—as of December 31,

	2006	2005
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$616	$480
Service cost	13	9
Interest cost	31	29
Actuarial losses / (gains)	20	89
Participant contributions	3	3
Benefits paid	(32)	(28)
Obligation assumed from acquisition	—	11
Foreign currency impact	2	23

Obligation at measurement date	$653	$616

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$475	$362
Actual return on plan assets	32	63
Benefits paid	(32)	(28)
Employer contributions	45	48
Plan participants’ contributions	3	3
Assets received on acquisition	—	10
Foreign currency impact	2	17

Plan assets at measurement date	$525	$475

Funded status	$(128)	$(141)
Unrecognized net experience loss	—	122
Unrecognized prior service cost	—	8
Contributions between measurement date and year end	12	13

Net amount recognized	$(116)	$2

For Westcoast, the accumulated benefit obligation was $588 million at September 30, 2006 and $562 million at September 30, 2005.

Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets for Westcoast Consist of:—as of December 31,

	2006	2005
	(in millions)
Accrued pension liability	$(116)	$(76)
Intangible asset	—	7
Deferred income tax asset	—	25
Accumulated other comprehensive income	—	46

Net amount recognized	$(116)	$2

As a result of the adoption of SFAS No. 158, certain previously unrecognized amounts were recognized in the amounts noted above with an offset to Accumulated Other Comprehensive Income and Deferred Income Taxes as of December 31, 2006. The table below details the components of these balances.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Qualified Pension Plans—Amounts Recognized in Accumulated Other Comprehensive Income for Westcoast Consist of:—as of December 31, 2006 (in millions)

Deferred income tax asset	$(49)
Prior service cost	8
Net actuarial loss	132

Net amount recognized – Accumulated other comprehensive income	$91

At December 31, 2006, approximately $8 million of unrecognized losses and $1 million of unrecognized prior service costs were included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets that will be recognized in net periodic qualified pension costs in 2007.

Additional Information:

Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets for Westcoast:

	2006	2005
	(in millions)
Projected benefit obligation	$637	$602
Accumulated benefit obligation	576	551
Fair value of plan assets	511	464

Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting for Westcoast

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.00	5.00	6.25
Salary increase	3.50	3.25	3.25
Net Periodic Benefit Cost
Discount rate	5.00	6.25	6.00
Salary increase	3.25	3.25	3.25
Expected long-term rate of return on plan assets	7.25	7.50	7.50

For Westcoast the discount rate used to determine the pension obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Qualified Pension Plan Assets—Westcoast:

	Target Allocation	Percentage of Plan Assets at September 30
Asset Category		2006	2005
Canadian equity securities	30%	29%	42%
U.S. equity securities	15	15	11
EAFE equity securities(a)	15	16	15
Debt securities	40	40	32

Total	100%	100%	100%

(a)	EAFE—Europe, Australasia, Far East

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

The long-term rate of return of 7.25% as of September 30, 2006 for the Westcoast assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 2.5% for Canadian equities, 1.3% for U.S. equities, 1.4% for Europe, Australasia and Far East equities, and 2.0% for fixed income securities.

The following benefit payments, which reflect expected future service, as appropriate, as expected to be paid over the next five years and thereafter:

Qualified Pension Plans—Expected Westcoast Benefit Payments

(in millions)
Years Ended December 31,
2007	$31
2008	31
2009	32
2010	33
2011	34
2012 – 2016	201

Non-Qualified Pension Plans

Westcoast also provides non-registered defined benefit supplemental pensions to all employees who retire under a defined benefit registered pension plan and whose pension is limited by the maximum pension limits under the Income Tax Act (Canada).

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Components of Net Periodic Pension Costs for Westcoast—for the years ended December 31,

	2006	2005	2004
	(in millions)
Service cost benefit earned during the year	$1	$1	$—
Interest cost on projected benefit obligation	4	4	4
Amortization of loss	1	—	—

Net periodic pension costs / (income)	$6	$5	$4

Non-Qualified Pension Plans- Reconciliation of Funded Status to Net Amount Recognized for Westcoast: as of and for the Years Ended December 31,

	2006	2005
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$84	$66
Service cost	1	1
Interest cost	4	4
Actuarial losses / (gains)	3	14
Benefits paid	(4)	(3)
Foreign currency impact	—	2

Obligation at measurement date	$88	$84

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$—	$—
Benefits paid	(4)	(3)
Employer contributions	4	3
Plan assets at measurement date	$—	$—
Funded status	$(88)	$(84)
Unrecognized net experience loss	—	23
Contributions between measurement date and year end	2	1

Accrued pension liability	$(86)	$(60)

For Westcoast, the accumulated benefit obligation was $83 million at September 30, 2006 and $82 million at September 30, 2005.

Non-Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets for Westcoast Consist of:— as of December 31,

	2006	2005
	(in millions)
Accrued pension liability(a)	$(86)	(81)
Accumulated other comprehensive income	—	21

Net amount recognized	$(86)	$(60)

(a)	Includes approximately $6 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2006.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

As a result of the adoption of SFAS No. 158, certain previously unrecognized amounts were recognized in the amounts noted above with an offset to Accumulated Other Comprehensive Income and Deferred Income Taxes as of December 31, 2006. The table below details the components of these balances.

Non-Qualified Pension Plans—Amounts Recognized Accumulated Other Comprehensive Income for Westcoast Consist of:—as of December 31, 2006

(in millions)
Deferred income tax liability (asset)	$(9)
Net actuarial loss	25

Net amount recognized- Accumulated other comprehensive income	$16

At December 31, 2006, approximately $1 million of unrecognized losses was included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets that will be recognized in net periodic non-qualified pension costs in 2007.

Additional Information:

Non-Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets for Westcoast

	2006	2005
	(in millions)
Projected benefit obligation	$88	$84
Accumulated benefit obligation	83	82

Non-Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting for Westcoast

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.00	5.00	6.25
Salary increase	3.50	3.25	3.25
Net Periodic Benefit Cost
Discount rate	5.00	6.25	6.00
Salary increase	3.25	3.25	3.25

For Westcoast the discount rate used to determine the pension obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Non-Qualified Plans—Expected Westcoast Benefit Payments

Years Ended December 31,	(In millions)
2007	$5
2008	5
2009	5
2010	5
2011	5
2012 – 2016	26

Other Post-Retirement Benefit Plans

Duke Energy U.S. Other Post-Retirement Benefits.    Spectra Energy Capital and most of its subsidiaries, in conjunction with Duke Energy, provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 13 years.

The fair value of Duke Energy’s plan assets was $237 million as of September 30, 2006 and $242 million as of September 30, 2005. The accumulated post-retirement benefit obligation was $767 million as of September 30, 2006 and $791 million as of September 30, 2005.

Spectra Energy Capital’s pre-tax net periodic post-retirement benefit cost included in continuing operations, as allocated by Duke Energy, was $9 million for 2006, 2005 and 2004, respectively. These amounts exclude pre-tax post retirement benefit cost of $10 million in each of 2006, 2005 and 2004 related to entities transferred to Duke Energy, which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Westcoast Other Post-Retirement Benefits.    Westcoast provides health care and life insurance benefits for retired employees on a non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. Effective December 31, 2003, a new plan was implemented for all non bargaining employees and the majority of bargaining employees. The new plan applies for employees retiring on and after January 1, 2006. The new plan is predominantly a defined contribution plan as compared to the existing defined benefit program.

Other post-retirement benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. Actuarial gains and losses are amortized over the average remaining service period of the active employees covered by the plans. The average remaining service period of the active employees is 18 years.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Other Post-Retirement Benefit Costs—Components of Net Periodic Other Post-Retirement Benefit Costs for Westcoast – for the years ended December 31,

	2006	2005	2004
	(in millions)
Service cost benefit earned during the year	$4	$3	$3
Interest cost on accumulated post-retirement benefit obligation	7	6	5
Amortization of prior service cost	(1)	(1)	(1)
Amortization of loss	2	1	1

Net periodic other post-retirement benefit costs	$12	$9	$8

Other Post-Retirement Benefits Costs—Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs for Westcoast —as of December 31,

	2006	2005
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$117	$86
Service cost	4	3
Interest cost	7	6
Actuarial (gain)/loss	(34)	21
Benefits paid	(4)	(3)
Foreign currency impact	1	4

Accumulated post-retirement benefit obligation at measurement date	$91	$117

	2006	2005
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$—	$—
Benefits paid	(4)	(3)
Employer contributions	4	3

Plan assets at measurement date	$—	$—

Funded status	$(91)	$(117)
Employer contributions made after measurement date	1	1
Unrecognized net experience loss	—	49
Unrecognized prior service cost	—	(11)

Accrued other post-retirement benefit costs recognized	$(90)	$(78)

Other Post-Retirement Benefit Plans—Amounts Recognized in the Consolidated Balance Sheets for Westcoast Consist of:

	2006	2005
	(in millions)
Accrued other post-retirement liability(a)	$(90)	$(78)

Net amount recognized	$(90)	$(78)

(a)	Includes approximately $4 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2006.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

As a result of the adoption of SFAS No. 158, certain previously unrecognized amounts were recognized in the amounts noted above with an offset to Accumulated Other Comprehensive Income and Deferred Income Taxes as of December 31, 2006. The table below details the components of these balances.

Other Post-Retirement Benefit Plans—Amounts Recognized in Accumulated Other Comprehensive Income for Westcoast Consist of:—as of December 31, 2006

(in millions)
Deferred income tax asset	$(1)
Prior Service Cost	(11)
Net Actuarial Loss	14

Net amount recognized—Accumulated other comprehensive income	$2

Other Post Retirement Benefit Plans—Amounts in Accumulated Other Comprehensive Income for Westcoast to be Recognized in Net Periodic Other Post-Retirement Benefit Costs in 2007 Consist of (in millions):

Unrecognized Prior Service Cost	$(1)

Net amount to be recognized	$(1)

For measurement purposes, plan assets were valued as of September 30 for Westcoast plans.

Other Post-Retirement Benefits—Assumptions Used for Other Post-Retirement Benefits Accounting for Westcoast

	(percentages)
Determined Benefit Obligations	2006	2005	2004
Discount rate	5.00	5.00	6.25
Salary increase	3.50	3.25	3.25
Determined Expense
Discount rate	5.00	6.25	6.00
Salary increase	3.25	3.25	3.25

For Westcoast the discount rate used to determine the post-retirement obligation is prescribed as the yield on Canadian corporate AA bonds at the measurement date of September 30. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan.

Assumed Health Care Cost Trend Rates

	2006	2005
Health care cost trend rate assumed for next year	8.0%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2008

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

Sensitivity to Changes in Assumed Health Care Cost Trend Rates Westcoast Plans (millions)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest costs	$2	$(1)
Effect on post-retirement benefit obligation	6	(5)

Westcoast expects to make the future benefit payments, which reflect expected future service, as appropriate. Duke Energy expects to receive future subsidies under Medicare Part D. The following benefit payments and subsidies are expected to be paid (or received) over each of the next five years and thereafter.

Other Post-Retirement Plans—Expected Benefit Payments (in millions)

Westcoast Plans
2007	$4
2008	4
2009	4
2010	4
2011	4
2012 – 2016	23

20. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the years ended December 31,
	2006	2005	2004
	(in millions)
Income/(Expense)
Interest income	$32	$41	$37
Foreign exchange gains (losses)	—	(4)	12
AFUDC allowance	11	8	9
Realized and unrealized mark-to-market impact on discontinued hedges	(19)	(64)	—
Other(a)	91	87	163

Total	$115	$68	$221

(a)	Primarily represents a management fee charged by Spectra Energy Capital to an unconsolidated affiliate (see Note 10)

21. Subsequent Events

The spin-off of the natural gas businesses by Duke Energy was effective January 2, 2007. The new natural gas company, which is named Spectra Energy, principally consists of Spectra Energy Capital and its Natural Gas Transmission and Field Services business segments. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. As a result of the spin-off, all of the limited liability interests of Spectra Energy Capital were contributed by Duke Energy to Spectra Energy.

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

On March 30, 2007, a subsidiary of Spectra Energy Capital filed a Form S-1 with the SEC to register limited partner units of a proposed master limited partnership that would hold certain pipeline and storage assets of Spectra Energy Capital. The assets include a 100% interest in East Tennessee, a 50% interest in the Moss Bluff and Egan storage assets owned through Market Hub Partners, a wholly-owned subsidiary of Spectra Energy Capital, and approximately one-half (24.5%) of Spectra Energy Capital’s 50% ownership interest in Gulfstream.

For information on other subsequent events, see Notes 1, 4, 16, 19 and 23.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2006(a)
Operating revenues	$1,485	$981	$869	$1,197	$4,532
Operating income	385	322	252	286	1,245
Net income	222	320	447	255	1,244
2005(a)
Operating revenues	$3,717	$3,594	$900	$1,243	$9,454
Operating income	345	454	845	209	1,853
Net income (loss)	652	129	(534)	427	674

(a)	Operating revenues and operating income for quarterly periods in 2006 and 2005 have changed from prior filings as a result of the classification of certain operations from continuing operations to discontinued operations for all periods presented (see Note 1).

During the first quarter of 2006, Spectra Energy Capital recorded the following unusual or infrequently occurring item: an approximate $24 million pre-tax gain on the settlement of a customer’s transportation contract (see Note 2).

During the second quarter of 2006, Spectra Energy Capital recorded the following unusual or infrequently occurring items: an approximate $55 million pre-tax other-than-temporary impairment charge related to International Energy’s investment in Campeche, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12).

During the third quarter of 2006, Spectra Energy Capital recorded the following unusual or infrequently occurring items: an approximate $250 million pre-tax gain on the sale of an effective 50% interest in the Crescent JV (see Note 12); and an approximate $38 million additional gain on the sale of DENA’s assets to LS Power as a result of LS Power obtaining certain regulatory approvals (see Note 12). Both of these gains are included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

During the fourth quarter of 2006, Spectra Energy Capital recorded the following unusual or infrequently occurring items: an approximate $100 million pre-tax charge to establish a settlement reserve related to the Citrus litigation (see Note 16); and an approximate $28 million pre-tax impairment charge at International Energy as a result of the pending sale of operations in Bolivia, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12).

SPECTRA ENERGY CAPITAL, LLC

(formerly Duke Capital LLC)

Notes to Consolidated Financial Statements — Continued

During the first quarter of 2005, Spectra Energy Capital recorded the following unusual or infrequently occurring items: an approximate $0.9 billion (net of minority interest of approximately $0.3 billion) pre-tax gain on sale of DCP Midstream’s wholly-owned subsidiary, TEPPCO GP (see Note 2); an approximate $100 million pre-tax gain on sale of Spectra Energy Capital’s limited partner interest in TEPPCO LP (see Note 2); an approximate $21 million pre-tax gain on sale of DENA’s partially completed Grays Harbor power plant in Washington State, which is included in Loss (Income) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12); and an approximate $230 million of unrealized pre-tax losses on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the anticipated deconsolidation of DCP Midstream by Spectra Energy Capital (see Note 2).

During the third quarter of 2005, Spectra Energy Capital recorded the following unusual or infrequently occurring items: an approximate $1.3 billion pre-tax charge for the impairment of assets and the discontinuance of hedge accounting for certain positions at DENA, as a result of the decision to exit substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern Assets, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12); an approximate $575 million pre-tax gain associated with the transfer of 19.7% of Spectra Energy Capital’s interest in DCP Midstream to ConocoPhillips, Spectra Energy Capital’s co-equity owner in DCP Midstream, which reduced Spectra Energy Capital’s ownership interest in DCP Midstream from 69.7% to 50% (see Note 2); an approximate $105 million of unrealized and realized pre-tax losses on certain 2005 and 2006 derivative contracts hedging Field Services commodity price risk which were discontinued as cash flow hedges as a result of the deconsolidation of DCP Midstream by Spectra Energy Capital (see Note 2); and approximately $90 million of gains at Crescent due primarily to income related to a distribution from an interest in a portfolio of office buildings and a large land sale, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12).

During the fourth quarter of 2005, Spectra Energy Capital recorded the following unusual or infrequently occurring items: pre-tax gain of approximately $380 million, which reverses a portion of the third quarter DENA impairment, attributable to the planned asset sales to LS Power; and pre-tax losses of approximately $475 million for portfolio exit costs including severance, retention and other transaction costs at DENA, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations (see Note 12).

SPECTRA ENERGY CAPITAL LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions:
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2006:
Allowance for doubtful accounts	$121	$23	$14	$145	$13
Other(b)	708	226	67	765	236

	$829	$249	$81	$910	$249

December 31, 2005:
Allowance for doubtful accounts	$128	$21	$10	$38	$121
Other(b)	710	330	64	396	708

	$838	$351	$74	$434	$829

December 31, 2004:
Allowance for doubtful accounts	$272	$66	$3	$213	$128
Other(b)	978	228	95	591	710

	$1,250	$294	$98	$804	$838

(a)	Principally cash payments and reserve reversals. Also includes transfer of certain operations to Duke Energy in April 2006 and December 2006 as discussed in Note 1.
(b)	Principally insurance related reserves at Bison, litigation and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Spectra Energy Capital in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Spectra Energy Capital in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Capital has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Capital has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, other than the changes occurring in preparation for the spin-off of Spectra Energy from Duke Energy on January 2, 2007, as discussed below. The preparation of this Form 10-K report was conducted using existing financial systems and disclosure controls of Duke Energy under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Spectra Energy Capital.

In preparation for the spin-off, Spectra Energy Capital has been in the process of creating new corporate functions, including those that affect internal control over financial reporting. Spectra Energy Capital is also relying on Duke Energy during 2007 for financial system processing support and other services primarily around information systems and human resource and employee benefit functions. During 2007, as part of its analysis of internal control over financial reporting, Spectra Energy Capital will maintain internal control over corporate and other functions created as a result of the spin-off of Spectra Energy and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Energy Capital’s internal control over financial reporting. See Note 21 to the Consolidated Financial Statements for additional information related to the spin-off of Spectra Energy from Duke Energy.

PART IV

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy that were charged to Spectra Energy Capital for 2006 and 2005. Fee amounts represent an allocation to Spectra Energy Capital of total Duke Energy fees as determined by management:

Type of Fees	FY 2006	FY 2005
	(In millions)
Audit Fees (a)	$5.3	$14.0
Audit-Related Fees (b)	3.0	3.9
Tax Fees (c)	0.6	4.9
All Other Fees (d)	0.1	0.3

Total Fees:	$9.0	$23.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Spectra Energy Capital’s consolidated financial statements included in Spectra Energy Capital’s annual report on Form 10-K and review of financial statements included in Spectra Energy Capital’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of Spectra Energy Capital’s internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Spectra Energy Capital’s financial statements, including assistance with acquisitions and divestitures, internal control reviews, employee benefit plan audits and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act.
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

To safeguard the continued independence of the independent auditor, the Spectra Energy Audit Committee adopted a policy that prevents Spectra Energy’s independent auditor from providing services to Spectra Energy and its subsidiaries that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Duke Energy and its subsidiaries that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditor that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee. The Chairman has presented all approval decisions to the full Audit Committee. All engagements performed by the independent auditor in 2006 were approved by the Audit Committee pursuant to its pre-approval policy.

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Spectra Energy Capital, LLC:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Member’s Equity and Comprehensive Income for the Years ended December 31, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 22 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Separate Financial Statements of Subsidiaries not Consolidated Pursuant to Rule 3-09 of Regulation S-X:

TEPPCO Partners, L.P.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

DCP Midstream, LLC (formerly Duke Energy Field Services, LLC):

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule II of DCP Midstream, LLC—Consolidated Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2006 and 2005

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(c)	Exhibits—See Exhibit Index immediately following the DCP Midstream, LLC financial statements found above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007

SPECTRA ENERGY CAPITAL, LLC (Registrant)

By:	/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ GREGORY L. EBEL

Gregory L. Ebel

President and Chief Executive Officer (Principal Executive Officer and Manager)

(ii)	/s/ SABRA L. HARRINGTON

Sabra L. Harrington

Vice President, Chief Financial Officer and Controller (Principal Financial Officer)

(iii)	/s/ KEITH A. CRANE

Keith A. Crane

Manager

/s/    GREGORY L. EBEL

Gregory L. Ebel

Manager

/s/    SABRA L. HARRINGTON

Sabra L. Harrington

Manager

Date: April 2, 2007

CONSOLIDATED FINANCIAL STATEMENTS

OF TEPPCO PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of TEPPCO Partners, L.P.:

We have audited the accompanying consolidated balance sheets of TEPPCO Partners, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the consolidated financial statements, the Partnership has restated its consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for the years ended December 31, 2004 and 2003.

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

See accompanying Notes to Consolidated Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per Unit amounts)

	Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Operating revenues:
Sales of petroleum products	$8,061,808	$5,426,832	$3,766,651
Transportation—Refined products	144,552	148,166	138,926
Transportation—LPGs	96,297	87,050	91,787
Transportation—Crude oil	37,614	37,177	29,057
Transportation—NGLs	43,915	41,204	39,837
Gathering—Natural gas	152,797	140,122	135,144
Other	68,051	67,539	54,430

Total operating revenues	8,605,034	5,948,090	4,255,832

Costs and expenses:
Purchases of petroleum products	7,986,438	5,367,027	3,711,207
Operating, general and administrative	218,920	219,909	198,478
Operating fuel and power	48,972	48,139	41,362
Depreciation and amortization	110,729	112,284	100,728
Taxes—other than income taxes	20,610	17,340	15,597
Gains on sales of assets	(668)	(1,053)	(3,948)

Total costs and expenses	8,385,001	5,763,646	4,063,424

Operating income	220,033	184,444	192,408

Interest expense—net	(81,861)	(72,053)	(84,250)
Equity earnings	20,094	22,148	12,874
Other income—net	1,135	1,320	748

Income from continuing operations	159,401	135,859	121,780
Discontinued operations	3,150	2,689	—

Net income	$162,551	$138,548	$121,780

Net Income Allocation:
Limited Partner Unitholders income from continuing operations	$112,744	$96,667	$86,357
Limited Partner Unitholders income from discontinued operations	2,228	1,913	—

Total Limited Partner Unitholders net income allocation	114,972	98,580	86,357

Class B Unitholder net income allocation	—	—	1,754

General Partner income from continuing operations	46,657	39,192	33,669
General Partner income from discontinued operations	922	776	—

Total General Partner net income allocation	47,579	39,968	33,669

Total net income allocated	$162,551	$138,548	$121,780

Basic and diluted net income per Limited Partner and Class B Unit:
Continuing operations	$1.67	$1.53	$1.47
Discontinued operations	0.04	0.03	—

Basic and diluted net income per Limited Partner and Class B Unit	$1.71	$1.56	$1.47

Weighted average Limited Partner and Class B Units outstanding	67,397	62,999	59,765

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

See accompanying Notes to Consolidated Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Lived Assets, in Determining Whether to Report Discontinued Operations, to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued operations. The FASB ratified the consensus on November 30, 2004. The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004. The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

Pioneer Plant

On January 26, 2006, we announced the execution of a letter of intent to sell our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise Products Partners L.P. (“Enterprise”). On March 31, 2006, we sold the Pioneer plant to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant, included in our Midstream Segment, was not an integral part of our operations and natural gas processing is not a core business. The Pioneer plant was constructed as part of the Phase III expansion of the Jonah system and was completed during the first quarter of 2004. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and approved by the Audit and Conflicts Committee of the board of directors of our General Partner and of the general partner of Enterprise, and a fairness opinion was rendered by an independent third-party.

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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
Costs and Expenses from DEFS and affiliates(7)(13)(14)
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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

exercised. The Performance Unit account has a minimal liability balance which may be withdrawn by the participants after December 31, 2006.

A summary of Unit options granted under the terms of the 1994 LTIP is presented below:

	Options Outstanding	Options Exercisable	Exercise Range
Unit Options:
Outstanding at December 31, 2002	90,091	90,091	$13.81–$25.69
Exercised	(90,091)	(90,091)	$13.81–$25.69

Outstanding at December 31, 2003	—	—

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

The weighted average assumptions used to determine net periodic benefit cost for the retirement plans and other postretirement benefit plans for the years ended December 31, 2005 and 2004, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate(1)	5.75%/5.00%	6.25%	5.75%/5.00%	6.25%
Increase in compensation levels	5.00%	5.00%	—	—
Expected long-term rate of return on plan assets(2)	8.00%/2.00%	8.00%	—	—

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

(1)	Expense was remeasured on May 31, 2005, as a result of TEPPCO RCBP and TEPPCO SBP amendments. The discount rate was decreased from 5.75% to 5% effective June 1, 2005, to reflect rates of returns on bonds currently available to settle the liability.
(2)	As a result of TEPPCO RCBP and TEPPCO SBP amendments, the expected return on assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds, effective June 1, 2005.

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

Rates of interstate petroleum products and crude oil pipeline companies, like us, are currently regulated by the FERC primarily through an index methodology, which allows a pipeline to change its rates based on the change from year to year in the Producer Price Index for finished goods (“PPI Index”). Effective as of February 24, 2003, FERC Order on Remand modified the PPI Index from PPI—1% to PPI. On April 22, 2003, several shippers filed a petition in the United States Court of Appeals for the District of Columbia Circuit (the “Court”), Flying J. Inc,. Lion Oil Company, Sinclair Oil Corporation and Tesoro Refining and Marketing Company vs. Federal Energy Regulatory Commission; Docket No. 03-1107, seeking a review of whether the FERC’s adoption of the PPI Index was reasonable and supported by the evidence. On April 9, 2004, the Court handed down a decision denying the shippers’ petition for review, stating the shippers failed to establish that any of the FERC’s methodological choices (or combination of choices) were both erroneous and harmful.

As an alternative to using the PPI Index, interstate petroleum products and crude oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market-Based Rates”) or agreements between shippers and petroleum products and crude oil pipeline companies that the rate is acceptable.

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

The following table reconciles the segments total earnings before interest to consolidated net income for the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Earnings before interest	$244,412	$210,601	$206,030
Interest expense—net	(81,861)	(72,053)	(84,250)

Net income	$162,551	$138,548	$121,780

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

	December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$40,977	$107,692	$789,486	$(39,026)	$899,129
Property, plant and equipment—net	—	1,335,724	624,344	—	1,960,068
Equity investments	1,201,388	461,741	202,343	(1,505,816)	359,656
Intercompany notes receivable	1,134,093	—	—	(1,134,093)	—
Intangible assets	—	345,005	31,903	—	376,908
Other assets	5,532	22,170	57,075	—	84,777

Total assets	$2,381,990	$2,272,332	$1,705,151	$(2,678,935)	$3,680,538

Liabilities and partners’ capital
Current liabilities	$43,236	$140,743	$793,683	$(40,451)	$937,211
Long-term debt	1,135,973	389,048	—	—	1,525,021
Intercompany notes payable	—	635,263	498,832	(1,134,095)	—
Other long term liabilities	1,422	14,564	950	—	16,936
Total partners’ capital	1,201,359	1,092,714	411,686	(1,504,389)	1,201,370

Total liabilities and partners’ capital	$2,381,990	$2,272,332	$1,705,151	$(2,678,935)	$3,680,538

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$85,992	$576,365	$(62,928)	$643,554
Property, plant and equipment—net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,011,131	420,343	202,326	(1,270,493)	363,307
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363

Total assets	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

Liabilities and partners’ capital
Current liabilities	$45,255	$142,513	$556,474	$(62,930)	$681,312
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,011,103	889,648	380,844	(1,270,492)	1,011,103

Total liabilities and partners’ capital	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

	Year Ended December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$439,944	$8,168,657	$(3,567)	$8,605,034
Costs and expenses	—	285,072	8,104,164	(3,567)	8,385,669
Gains on sales of assets	—	(551)	(117)	—	(668)

Operating income	—	155,423	64,610	—	220,033

Interest expense—net	—	(54,011)	(27,850)	—	(81,861)
Equity earnings	162,551	57,088	23,078	(222,623)	20,094
Other income—net	—	901	234	—	1,135

Income from continuing operations	162,551	159,401	60,072	(222,623)	159,401
Discontinued operations	—	3,150	—	—	3,150

Net income	$162,551	$162,551	$60,072	$(222,623)	$162,551

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$420,060	$5,531,237	$(3,207)	$5,948,090
Costs and expenses	—	294,155	5,473,751	(3,207)	5,764,699
Gains on sales of assets	—	(526)	(527)	—	(1,053)

Operating income	—	126,431	58,013	—	184,444

Interest expense—net	—	(48,902)	(23,151)	—	(72,053)
Equity earnings	138,548	57,454	28,692	(202,546)	22,148
Other income—net	—	876	444	—	1,320

Income from continuing operations	138,548	135,859	63,998	(202,546)	135,859
Discontinued operations	—	2,689	—	—	2,689

Net income	$138,548	$138,548	$63,998	$(202,546)	$138,548

	Year Ended December 31, 2003 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$399,504	$3,858,243	$(1,915)	$4,255,832
Costs and expenses	—	262,971	3,806,316	(1,915)	4,067,372
Gain on sale of assets	—	—	(3,948)	—	(3,948)

Operating income	—	136,533	55,875	—	192,408

Interest expense—net	—	(52,903)	(31,420)	73	(84,250)
Equity earnings	121,780	37,689	20,258	(166,853)	12,874
Other income—net	—	461	360	(73)	748

Net income	$121,780	$121,780	$45,073	$(166,853)	$121,780

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from continuing operating activities
Net income	$162,551	$162,551	$60,072	$(222,623)	$162,551
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	—	(3,150)	—	—	(3,150)
Depreciation and amortization	—	82,536	28,193	—	110,729
Earnings in equity investments, net of distributions	88,550	14,598	1,576	(87,733)	16,991
Gains on sales of assets	—	(551)	(117)	—	(668)
Changes in assets and liabilities and other	(54,540)	(57,645)	22,884	53,571	(35,730)

Net cash provided by continuing operating activities	196,561	198,339	112,608	(256,785)	250,723
Cash flows from discontinued operations	—	3,782	—	—	3,782

Net cash provided by operating activities	196,561	202,121	112,608	(256,785)	254,505

Cash flows from investing activities	(278,806)	(31,529)	(180,486)	139,906	(350,915)
Cash flows from financing activities	80,107	(184,126)	65,097	119,029	80,107

Net increase in cash and cash equivalents	(2,138)	(13,534)	(2,781)	2,150	(16,303)
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422

Cash and cash equivalents at end of period	$1,978	$62	$45	$(1,966)	$119

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from continuing operating activities
Net income	$138,548	$138,548	$63,998	$(202,546)	$138,548
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	—	(2,689)	—	—	(2,689)
Depreciation and amortization	—	89,438	22,846	—	112,284
Earnings in equity investments, net of distributions	94,509	(130)	8,208	(77,522)	25,065
Gains on sales of assets	—	(526)	(527)	—	(1,053)
Changes in assets and liabilities and other	(158,726)	29,707	(30,930)	151,690	(8,259)

Net cash provided by continuing operating activities	74,331	254,348	63,595	(128,378)	263,896
Cash flows from discontinued operations	—	3,271	—	—	3,271

Net cash provided by operating activities	74,331	257,619	63,595	(128,378)	267,167

Cash flows from continuing investing activities	98	(26,662)	(40,864)	(115,331)	(182,759)
Cash flows from discontinued investing activities	—	(7,398)	—	—	(7,398)

Cash flows from investing activities	98	(34,060)	(40,864)	(115,331)	(190,157)

Cash flows from financing activities	(90,057)	(229,206)	(25,575)	254,781	(90,057)

Net decrease in cash and cash equivalents	(15,628)	(5,647)	(2,844)	11,072	(13,047)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469

Cash and cash equivalents at end of period	$4,116	$13,596	$2,826	$(4,116)	$16,422

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2003 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$121,780	$121,780	$45,073	$(166,853)	$121,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	80,114	20,614	—	100,728
Earnings in equity investments, net of distributions	80,718	7,548	2,482	(75,619)	15,129
Gain on sale of assets	—	—	(3,948)	—	(3,948)
Changes in assets and liabilities and other	48,432	5,576	1,075	(46,348)	8,735

Net cash provided by operating activities	250,930	215,018	65,296	(288,820)	242,424

Cash flows from continuing investing activities	(175,568)	(164,872)	(37,589)	203,531	(174,498)
Cash flows from investing activities	—	(13,810)	—	—	(13,810)

Cash flows from discontinued investing activities	(175,568)	(178,682)	(37,589)	203,531	(188,308)

Cash flows from financing activities	(55,618)	(25,340)	(44,758)	70,101	(55,615)

Net increase (decrease) in cash and cash equivalents	19,744	10,996	(17,051)	(15,188)	(1,499)
Cash and cash equivalents at beginning of period	—	8,247	22,721	—	30,968

Cash and cash equivalents at end of period	$19,744	$19,243	$5,670	$(15,188)	$29,469

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Income Statement Amounts:

	Years Ended December 31,
	2004	2003
Equity earnings as previously reported	$25,981	$16,863
Adjustment for amortization of excess investments	(3,833)	(3,989)

Equity earnings as restated	$22,148	$12,874

Net income as previously reported	$142,381	$125,769
Adjustment for amortization of excess investments	(3,833)	(3,989)

Net income as restated	$138,548	$121,780

Net Income Allocation as previously reported:
Limited Partner Unitholders	$101,307	$89,191
Class B Unitholder	—	1,806
General Partner	41,074	34,772

Total net income allocated	$142,381	$125,769

Basic and diluted net income per Limited Partner and Class B Unit as previously reported	$1.61	$1.52

Net Income Allocation as restated:
Limited Partner Unitholders	$98,580	$86,357
Class B Unitholder	—	1,754
General Partner	39,968	33,669

Total net income allocated as restated	$138,548	$121,780

Basic and diluted net income per Limited Partner and Class B Unit as restated	$1.56	$1.47

Cash Flow Amounts;

	Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$142,381	$(3,833)	$138,548
Earnings in equity investments, net of distributions	21,232	3,833	25,065

	Year Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$125,769	$(3,989)	$121,780
Earnings in equity investments, net of distributions	11,140	3,989	15,129

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Partners’ Capital Amounts:

	Outstanding Limited Partner Units	General Partner’s Interest	Limited Partners’ Interests	Accumulated Other Comprehensive Loss	Total
2002:
Partners’ capital at December 31, 2002 as previously reported	53,809,597	$12,770	$899,127	$(20,055)	$891,842
Restatement adjustment	—	(666)	(1,727)	—	(2,393)

Partners’ capital at December 31, 2002 as restated (unaudited)	53,809,597	$12,104	$897,400	$(20,055)	$889,449

2003:
Partners’ capital at December 31, 2003 as previously reported	62,998,554	$(7,181)	$1,119,404	$(2,902)	$1,109,321
Restatement adjustment	—	(1,769)	(4,743)	—	(6,512)

Partners’ capital at December 31, 2003 as restated	62,998,554	$(8,950)	$1,114,661	$(2,902)	$1,102,809

2004:
Partners’ capital at December 31, 2004 as previously reported	62,998,554	$(33,006)	$1,054,454	$—	$1,021,448
Restatement adjustment	—	(2,875)	(7,470)	—	(10,345)

Partners’ capital at December 31, 2004 as restated	62,998,554	$(35,881)	$1,046,984	$—	$1,011,103

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per Unit amounts)
2005:(1)
Operating revenues	$1,523,791	$2,087,385	$2,500,127	$2,493,731
Operating income	61,232	53,817	43,378	61,606

Income from continuing operations:
As previously reported	$47,457	$41,387	$30,231	$44,137
Restatement adjustment	(1,152)	(1,311)	(1,348)	—

As restated	$46,305	$40,076	$28,883	$44,137

Income from discontinued operations	$1,124	$846	$692	$488

Net income:
As previously reported	$48,581	$42,233	$30,923	$44,625
Restatement adjustment	(1,152)	(1,311)	(1,348)	—

As restated	$47,429	$40,922	$29,575	$44,625

Basic and diluted net income per Limited Partner Unit from continuing operations:(2)(3)
As previously reported	$0.54	$0.44	$0.30	$0.45
Restatement adjustment	(0.01)	(0.02)	(0.01)	—

As restated	$0.53	$0.42	$0.29	$0.45

Basic and diluted net income per Limited Partner Unit from discontinued operations(3)	$0.01	$0.01	$0.01	$—

Basic and diluted net income per Limited Partner Unit:(2)(3)
As previously reported	$0.55	$0.45	$0.31	$0.45
Restatement adjustment	(0.01)	(0.02)	(0.01)	—

As restated	$0.54	$0.43	$0.30	$0.45

TEPPCO PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per Unit amounts)
2004:(1)
Operating revenues	$1,315,942	$1,352,107	$1,487,556	$1,792,485
Operating income	53,457	41,990	36,361	52,636

Income from continuing operations:
As previously reported	$39,989	$37,348	$25,135	$37,220
Restatement adjustment	(713)	(1,129)	(1,085)	(906)

As restated	$39,276	$36,219	$24,050	$36,314

Income from discontinued operations	$444	$411	$720	$1,114

Net income:
As previously reported	$40,433	$37,759	$25,855	$38,334
Restatement adjustment	(713)	(1,129)	(1,085)	(906)

As restated	$39,720	$36,630	$24,770	$37,428

Basic and diluted net income per Limited Partner Unit from continuing operations:
As previously reported	$0.45	$0.43	$0.28	$0.42
Restatement adjustment	(0.01)	(0.02)	(0.01)	(0.01)

As restated	$0.44	$0.41	$0.27	$0.41

Basic and diluted net income per Limited Partner Unit from discontinued operations	$0.01	$—	$0.01	$0.01

Basic and diluted net income per Limited Partner Unit:
As previously reported	$0.46	$0.43	$0.29	$0.43
Restatement adjustment	(0.01)	(0.02)	(0.01)	(0.01)

As restated	$0.45	$0.41	$0.28	$0.42

(1)	The quarterly financial information for 2004 and the first three quarters of 2005 reflect the impact of the restatement.
(2)	The sum of the four quarters does not equal the total year due to rounding.
(3)	Per Unit calculation includes 6,965,000 Units issued in May and June 2005.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of

DCP Midstream, LLC

Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream, LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, members’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DCP Midstream, LLC and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 14, 2007

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(millions)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$68	$59
Short-term investments	437	627
Accounts receivable:
Customers, net of allowance for doubtful accounts of $3 million and $4 million, respectively	933	1,237
Affiliates	283	340
Other	56	59
Inventories	87	110
Unrealized gains on mark-to-market and hedging instruments	242	252
Other	23	22

Total current assets	2,129	2,706

Property, plant and equipment, net	3,869	3,836
Restricted investments	102	364
Investments in unconsolidated affiliates	204	169
Intangible assets:
Commodity sales and purchases contracts, net	58	66
Goodwill	421	421

Total intangible assets	479	487

Unrealized gains on mark-to-market and hedging instruments	29	60
Deferred income taxes	4	3
Other non-current assets	33	86
Other non-current assets—affiliates	47	—

Total assets	$6,896	$7,711

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,490	$2,035
Affiliates	92	42
Other	42	42
Current maturities of long-term debt	—	300
Unrealized losses on mark-to-market and hedging instruments	216	244
Distributions payable to members	127	185
Accrued interest payable	47	45
Accrued taxes	27	46
Other	136	129

Total current liabilities	2,177	3,068

Deferred income taxes	17	—
Long-term debt	2,115	1,760
Unrealized losses on mark-to-market and hedging instruments	33	54
Other long-term liabilities	226	224
Non-controlling interests	71	95
Commitments and contingent liabilities
Members’ equity:
Members’ interest	2,107	2,107
Retained earnings	153	411
Accumulated other comprehensive loss	(3)	(8)

Total members’ equity	2,257	2,510

Total liabilities and members’ equity	$6,896	$7,711

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2006 and 2005

(millions)

	2006	2005
Operating revenues:
Sales of natural gas and petroleum products	$9,137	$10,011
Sales of natural gas and petroleum products to affiliates	2,813	2,785
Transportation, storage and processing	308	253
Trading and marketing gains (losses)	77	(15)

Total operating revenues	12,335	13,034

Operating costs and expenses:
Purchases of natural gas and petroleum products	9,322	10,133
Purchases of natural gas and petroleum products from affiliates	789	830
Operating and maintenance	462	447
Depreciation and amortization	284	287
General and administrative	234	195
Gain on sale of assets	(28)	(2)

Total operating costs and expenses	11,063	11,890

Operating income	1,272	1,144
Gain on sale of general partner interest in TEPPCO	—	1,137
Equity in earnings of unconsolidated affiliates	20	22
Non-controlling interest in (income) loss	(15)	1
Interest income	26	26
Interest expense	(145)	(154)

Income from continuing operations before income taxes	1,158	2,176
Income tax expense	(23)	(9)

Income from continuing operations	1,135	2,167
Income from discontinued operations, net of income taxes	—	3

Net income	1,135	2,170
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(8)
Canadian business distributed to Duke Energy	—	(70)
Net unrealized gains on cash flow hedges	5	—
Reclassification of cash flow hedges into earnings	—	1

Total other comprehensive income (loss)	5	(77)

Total comprehensive income	$1,140	$2,093

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

(millions)

	2006	2005
Cash flows from operating activities:
Net income	$1,135	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(3)
Gain from sale of equity investment in TEPPCO	—	(1,137)
Gain on sale of assets	(28)	(2)
Depreciation and amortization	284	287
Equity in earnings of unconsolidated affiliates, net of distributions	—	15
Deferred income tax expense (benefit)	17	(2)
Non-controlling interest in income (loss)	15	(1)
Other, net	(3)	2
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	314	(432)
Inventories	23	(37)
Net unrealized (gains) losses on mark-to-market and hedging instruments	(1)	9
Accounts payable	(495)	910
Accrued interest payable	1	(14)
Other	(16)	(12)

Net cash provided by continuing operations	1,246	1,753
Net cash provided by discontinued operations	—	11

Net cash provided by operating activities	1,246	1,764

Cash flows from investing activities:
Capital and acquisition expenditures	(325)	(212)
Investments in unconsolidated affiliates	(44)	(24)
Distributions received from unconsolidated affiliates	2	—
Purchases of available-for-sale securities	(19,666)	(17,986)
Proceeds from sales of available-for-sale securities	20,121	17,260
Proceeds from sales of assets	81	53
Proceeds from sale of general partner interest in TEPPCO	—	1,100
Other	—	9

Net cash provided by continuing operations	169	200
Net cash used in discontinued operations	—	(13)

Net cash provided by investing activities	169	187

Cash flows from financing activities:
Payment of dividends and distributions to members	(1,451)	(2,313)
Proceeds from issuance of equity securities of a subsidiary, net of offering costs	—	206
Contribution received from ConocoPhillips	—	398
Payment of debt	(320)	(607)
Proceeds from issuing debt	378	408
Loans made to Duke Capital LLC and ConocoPhillips	—	(1,100)
Repayment of loans by Duke Capital LLC and ConocoPhillips	—	1,100
Net cash (paid to) received from non-controlling interests	(10)	3
Other	(3)	(2)

Net cash used in continuing operations	(1,406)	(1,907)
Net cash used in discontinued operations	—	(44)

Net cash used in financing activities	(1,406)	(1,951)

Net increase in cash and cash equivalents	9	—
Cash and cash equivalents, beginning of year	59	59

Cash and cash equivalents, end of year	$68	$59

Supplementary cash flow information:
Cash paid for interest (net of amounts capitalized)	$141	$163

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years Ended December 31, 2006 and 2005

(millions)

	Members’ Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2005	$1,709	$909	$69	$2,687
Dividends and distributions	—	(2,414)	—	(2,414)
Distribution of Canadian business	—	(254)	(70)	(324)
Contributions	398	—	—	398
Net income	—	2,170	—	2,170
Foreign currency translation adjustment	—	—	(8)	(8)
Reclassification of cash flow hedges into earnings	—	—	1	1

Balance, December 31, 2005	2,107	411	(8)	2,510
Dividends and distributions	—	(1,393)	—	(1,393)
Net income	—	1,135	—	1,135
Net unrealized gains on cash flow hedges	—	—	5	5

Balance, December 31, 2006	$2,107	$153	$(3)	$2,257

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1. General and Summary of Significant Accounting Policies

Basis of Presentation—DCP Midstream, LLC, formerly Duke Energy Field Services, LLC, with its consolidated subsidiaries, us, we, our, or the Company, is a joint venture owned 50% by Duke Energy Corporation, or Duke Energy, and 50% by ConocoPhillips. We operate in the midstream natural gas industry. Our primary operations consist of natural gas gathering, processing, compression, transportation and storage, and natural gas liquid, or NGL, fractionation, transportation, gathering, treating, processing and storage, as well as marketing, from which we generate revenues primarily by trading and marketing natural gas and NGLs. The Second Amended and Restated LLC Agreement dated July 5, 2005, as amended, or the LLC Agreement, limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico, and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors.

To support and facilitate our continued growth, we formed DCP Midstream Partners, LP, a master limited partnership, or DCP Partners, of which our subsidiary, DCP Midstream GP, LP, acts as general partner. In September 2005, DCP Partners filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, or SEC, to register the initial public offering of its limited partnership units to the public. The initial public offering closed in December 2005. We own approximately 41% of the limited partnership interests in DCP Partners and a 2% general partnership interest. As the general partner of DCP Partners, we have responsibility for its operations. DCP Partners is accounted for as a consolidated subsidiary.

In July 2005, Duke Energy transferred a 19.7% interest in our Company to ConocoPhillips in exchange for direct and indirect monetary and non-monetary consideration, effectively decreasing Duke Energy’s membership interest in our Company to 50% and increasing ConocoPhillips’ membership interest in our Company to 50%, referred to as “the 50-50 Transaction.” Included in this transaction, we distributed to Duke Energy substantially all of our Canadian business, made a disproportionate cash distribution of approximately $1,100 million to Duke Energy using the proceeds from the sale of our general partner interest in TEPPCO and paid a $245 million proportionate distribution to Duke Energy and ConocoPhillips. In addition, ConocoPhillips contributed cash of $398 million to our Company. Under the terms of the amended and restated LLC Agreement, proceeds from this contribution were designated for the acquisition or improvement of property, plant and equipment. At December 31, 2006, there was no remaining restricted investment balance related to this contribution.

On June 28, 2006, Duke Energy’s board of directors approved a plan to create two separate publicly traded companies by spinning off Duke Energy’s natural gas businesses, including its 50% ownership interest in us, to Duke Energy shareholders. This transaction occurred on January 2, 2007. As a result of this transaction, we are no longer 50% owned by Duke Energy. Duke Energy’s 50% ownership interest in us was transferred to a new company, Spectra Energy Corp, or Spectra Energy. This transaction is referred to in this report as “the Spectra spin.” For the historical periods included in this report, references to Spectra Energy are interchangeable with Duke Energy. On a prospective basis, Spectra Energy refers to the newly formed public company.

We are governed by a five member board of directors, consisting of two voting members from each parent and our Chief Executive Officer and President, a non-voting member. All decisions requiring board of directors’ approval are made by simple majority vote of the board, but must include at least one vote from both a Spectra Energy (or Duke Energy prior to January 2, 2007) and ConocoPhillips board member. In the event the board cannot reach a majority decision, the decision is appealed to the Chief Executive Officers of both Spectra Energy and ConocoPhillips.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where we have the ability to exercise control, variable interest entities where we are the primary beneficiary, and undivided interests in jointly owned assets. We also consolidate DCP Partners, which we control as the general partner and where the limited partners do not have substantive kick-out or participating rights. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. Intercompany balances and transactions have been eliminated.

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

Acquisitions—We consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. If the acquisition constitutes a business, any excess purchase price over the estimated fair value of the acquired assets and liabilities is recorded as goodwill.

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Cash and Cash Equivalents—Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

Short-Term and Restricted Investments—We invest available cash balances in various financial instruments, such as tax-exempt debt securities, that have stated maturities of 20 years or more. These instruments provide for a high degree of liquidity through features, which allow for the redemption of the investment at its face amount plus earned income. As we generally intend to sell these instruments within one year or less from the balance sheet date, and as they are available for use in current operations, they are classified as current assets, unless otherwise restricted. We have classified all short-term and restricted debt investments as available-for-sale under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and they are carried at fair market value. Unrealized gains and losses on available-for-sale securities are recorded in the consolidated balance sheets as accumulated other comprehensive income (loss), or AOCI. No such gains or losses were deferred in AOCI at December 31, 2006 or 2005. The cost, including accrued interest on investments, approximates fair value, due to the short-term, highly liquid nature of the securities held by us and as interest rates are re-set on a daily, weekly or monthly basis.

Inventories—Inventories consist primarily of natural gas and NGLs held in storage for transportation and processing and sales commitments. Inventories are valued at the lower of weighted average cost or market. Transportation costs are included in inventory on the consolidated balance sheets.

Accounting for Risk Management and Hedging Activities and Financial Instruments—Each derivative not qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on mark-to-market and

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

hedging instruments. Derivative assets and liabilities remain classified in the consolidated balance sheets as unrealized gains or unrealized losses on mark-to-market and hedging instruments at fair value until the contractual delivery period impacts earnings.

We designate each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or a normal purchase or normal sale contract, while certain non-trading derivatives, which are related to asset based activity, are non-trading mark-to-market derivatives. For each of our derivatives, the accounting method and presentation in the consolidated statements of operations and comprehensive income are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market method(a)	Net basis in trading and marketing gains (losses)
Non-Trading Derivatives:
Cash Flow Hedge	Hedge method(b)	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item

Fair Value Hedge	Hedge method(b)	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item

Normal Purchase or Normal Sale	Accrual method(c)	Gross basis upon settlement in the corresponding consolidated statements of operations and comprehensive income category based on purchase or sale

Non-Trading Derivatives	Mark-to-market method(a)	Net basis in trading and marketing gains (losses)

(a)	Mark-to-market—An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations and comprehensive income in trading and marketing gains (losses) during the current period.
(b)	Hedge method—An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on mark-to-market and hedging instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations and comprehensive income for the effective portion until the service is provided or the associated delivery period impacts earnings. For fair value hedges, the changes in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations and comprehensive income in the same category as the related hedged item.
(c)	Accrual method—An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations and comprehensive income for changes in fair value of a contract until the service is provided or the associated delivery period impacts earnings.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

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

The fair value of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on mark-to-market and hedging instruments. The effective portion of the change in fair value of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as AOCI and the ineffective portion is recorded in the consolidated statements of operations and comprehensive income. During the period in which the hedged transaction impacts earnings, amounts in AOCI associated with the hedged transaction are reclassified to the consolidated statements of operations and comprehensive income in the same accounts as the item being hedged. We discontinue hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is probable that the hedged transaction will not occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. The derivative continues to be carried on the consolidated balance sheets at its fair value; however, subsequent changes in its fair value are recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the hedged transaction impacts earnings, unless it is probable that the hedged transaction will not occur, in which case, the gains and losses that were previously deferred in AOCI will be immediately recognized in current period earnings.

For derivatives designated as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting changes in value of the hedged item in earnings in the current period. All derivatives designated and accounted for as fair value hedges are classified in the same category as the item being hedged in the consolidated statements of operations and comprehensive income.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

reasonably estimated. A conditional asset retirement obligation is defined as an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.

Impairment of Unconsolidated Affiliates—We evaluate our unconsolidated affiliates for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether any impairment has occurred. Management assesses the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment loss.

Intangible Assets—Intangible assets consist of goodwill, and commodity sales and purchases contracts. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Commodity sales and purchases contracts are amortized on a straight-line basis over the term of the contract, ranging from one to 25 years.

We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Impairment testing of goodwill consists of a two-step process. The first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Impairment of Long-Lived Assets, Assets Held for Sale and Discontinued Operations—We evaluate whether the carrying value of long-lived assets, excluding goodwill, has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

•	A significant adverse change in legal factors or business climate;

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Significant adverse changes in the extent or manner in which an asset is used, or in its physical condition;

•	A significant adverse change in the market value of an asset; and

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets.

We use the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset is separately presented on the consolidated balance sheets.

If an asset held for sale or sold (1) has clearly distinguishable operations and cash flows, generally at the plant level, (2) has direct cash flows of the held for sale or sold component that will be eliminated (from the perspective of the held for sale or sold component), and (3) if we are unable to exert significant influence over the disposed component, then the related results of operations for the current and prior periods, including any related impairments and gains or losses on sales are reflected as income from discontinued operations in the consolidated statements of operations and comprehensive income. If an asset held for sale or sold does not have clearly distinguishable operations and cash flows, impairments and gains or losses on sales are recorded as gain on sale of assets in the consolidated statements of operations and comprehensive income.

Unamortized Debt Premium, Discount and Expense—Premiums, discounts and expenses incurred with the issuance of long-term debt are amortized over the terms of the debt using the effective interest method. These premiums and discounts are recorded on the consolidated balance sheets as an offset to long-term debt. These expenses are recorded on the consolidated balance sheets as other non-current assets.

Distributions—Under the terms of the LLC Agreement, we are required to make quarterly distributions to Spectra Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member with a minimum of each members’ tax, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Spectra Energy and ConocoPhillips. Prior to January 2, 2007, the capital accounts were maintained at 50% for both Duke Energy and ConocoPhillips, and prior to July 1, 2005, the capital accounts were maintained at 69.7% for Duke Energy and 30.3% for ConocoPhillips. During the years ended December 31, 2006 and 2005, we paid distributions of $650 million and $389 million, respectively, based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due.

Our board of directors determines the amount of the quarterly dividend to be paid to Spectra Energy (or Duke Energy prior to January 2, 2007) and ConocoPhillips, by considering net income, cash flow or any other criteria deemed appropriate. During the years ended December 31, 2006 and 2005, we paid total dividends of $801 million and $1,925 million, respectively. The $1,925 million paid during the year ended December 31, 2005, is comprised of a disproportionate cash distribution of approximately $1,100 million to Duke Energy using the proceeds from the sale of our general partner interest in TEPPCO as part of the 50-50 Transaction, a $245 million proportionate distribution to Duke Energy and ConocoPhillips as part of the 50-50 Transaction, and

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

$580 million in proportionate distributions to Duke Energy and ConocoPhillips, which were allocated in accordance with our partners’ respective ownership percentages. The $801 million paid during the year ended December 31, 2006, is comprised of proportionate distributions to Duke Energy and ConocoPhillips, which were allocated in accordance with our partners’ respective ownership percentages. The LLC Agreement restricts payment of dividends except with the approval of both members.

DCP Partners considers the payment of a quarterly distribution to the holders of its common units and subordinated units, to the extent DCP Partners has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner, a wholly-owned subsidiary of ours. There is no guarantee, however, that DCP Partners will pay the minimum quarterly distribution on the units in any quarter. DCP Partners will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under its credit agreement. Our 41% limited partner interest in DCP Partners primarily consists of subordinated units. The subordinated units are entitled to receive the minimum quarterly distribution only after DCP Partners’ common unitholders have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. The subordination period will end on December 31, 2010 if certain distribution tests are met and earlier if certain more stringent tests are met. At such time that the subordination period ends, the subordinated units will be converted to common units. During the year ended December 31, 2006, DCP Partners paid distributions of approximately $13 million to its public unitholders. We hold general partner incentive distribution rights, which entitle us to receive an increasing share of available cash when pre-defined distribution targets are achieved.

Foreign Currency Translation—We translated assets and liabilities of our Canadian operations, where the Canadian dollar was the functional currency, at the period-end exchange rates. Revenues and expenses were translated using average monthly exchange rates during the period, which approximates the exchange rates at the time of each transaction during the period. Foreign currency translation adjustments are included in the consolidated statements of comprehensive income. In July 2005, as part of the 50-50 Transaction, we distributed to Duke Energy substantially all of our Canadian business. As a result, there were no translation gains or losses in AOCI at December 31, 2006 and 2005.

Revenue Recognition—We generate the majority of our revenues from natural gas gathering, processing, compression, transportation and storage, and natural gas liquid, or NGL, fractionation, transportation, gathering, treating, processing and storage, as well as trading and marketing of natural gas and NGLs.

We obtain access to raw natural gas and provide our midstream natural gas services principally under contracts that contain a combination of one or more of the following arrangements.

•

Fee-based arrangements—Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, or transporting of natural gas. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase raw natural gas at the wellhead, or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the fees we would otherwise charge for gathering of raw natural gas from the wellhead location to the delivery point. The revenue we earn is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced.

•	Percent-of-proceeds/index arrangements—Under percentage-of-proceeds/index arrangements, we generally purchase natural gas from producers at the wellhead, gather the wellhead natural gas

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs at index prices based on published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Under these types of arrangements, our revenues correlate directly with the price of natural gas and NGLs.

•

Keep-whole arrangements—Under the terms of a keep-whole processing contract, we gather raw natural gas from the producer for processing, market the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. This arrangement keeps the producer whole to the thermal value of the raw natural gas received. Under these types of contracts, we are exposed to the “frac spread.” The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices.

Our trading and marketing of natural gas and NGLs, consists of physical purchases and sales, as well as derivative instruments.

We recognize revenue for sales and services under the four revenue recognition criteria, as follows:

Persuasive evidence of an arrangement exists—Our customary practice is to enter into a written contract, executed by both us and the customer.

Delivery—Delivery is deemed to have occurred at the time custody is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent we retain product as inventory, delivery occurs when the inventory is subsequently sold and custody is transferred to the third party purchaser.

The fee is fixed or determinable—We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable. For other arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

Collectability is probable—Collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, cash position and credit rating) and their ability to pay. If collectability is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

We generally report revenues gross in the consolidated statements of operations and comprehensive income, as we typically act as the principal in these transactions, take custody of the product, and incur the risks and rewards of ownership. Effective April 1, 2006, any new or amended contracts for certain sales and purchases of inventory with the same counterparty, when entered into in contemplation of one another, are reported net as one transaction. We recognize revenues for our NGL and residue gas derivative trading activities net in the consolidated statements of operations and comprehensive income as trading and marketing gains (losses). These activities include mark-to-market gains and losses on energy trading contracts, and the financial or physical settlement of energy trading contracts.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Revenue for goods and services provided but not invoiced is estimated each month and recorded along with related purchases of goods and services used but not invoiced. These estimates are generally based on estimated commodity prices, preliminary throughput measurements and allocations and contract data. There are no material differences between the actual amounts and the estimated amounts of revenues and purchases recorded at December 31, 2006 and 2005.

Gas and NGL Imbalance Accounting—Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using current market prices or the weighted average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable—other as of December 31, 2006 and 2005 were imbalances totaling $45 million and $59 million, respectively. Included in the consolidated balance sheets as accounts payable—other, as of December 31, 2006 and 2005 were imbalances totaling $42 million at both periods.

Significant Customers—ConocoPhillips, an affiliated company, was a significant customer in both of the past two years. Sales to ConocoPhillips, including its 50% owned equity method investment, ChevronPhillips Chemical Company LLC, or CP Chem, totaled approximately $2,677 million during 2006 and $2,513 million during 2005.

Environmental Expenditures—Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not generate current or future revenue, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2006 and 2005, included in the consolidated balance sheets, totaled $6 million for both periods recorded as other current liabilities, and totaled $6 million and $7 million, respectively, recorded as other long-term liabilities.

Stock-Based Compensation—Under our 2006 Long Term Incentive Plan, or 2006 Plan, equity instruments may be granted to our key employees. The 2006 Plan provides for the grant of Relative Performance Units, or RPU’s, Strategic Performance Units, or SPU’s, and Phantom Units. Prior to January 2, 2007, each of the above units constitutes a notional unit equal to the weighted average fair value of a common share or unit of ConocoPhillips, Duke Energy and DCP Partners, weighted 45%, 45% and 10%, respectively. Upon the Spectra spin, the 45% weighting attributable to Duke Energy will be valued as one common share of Duke Energy and one-half of one common share of Spectra Energy. The 2006 Plan also provides for the grant of DCP Partners’ Phantom Units, which constitute a notional unit equal to the fair value of DCP Partners’ common units. Each unit provides for the grant of dividend or distribution equivalent rights. The 2006 Plan is administered by the compensation committee of our board of directors. We first granted awards under the 2006 Plan during the second quarter of 2006.

Under DCP Partners’ Long Term Incentive Plan, or DCP Partners’ Plan, equity instruments may be granted to DCP Partners’ key employees. DCP Midstream GP, LLC adopted the DCP Partners’ Plan for employees, consultants and directors of DCP Midstream GP, LLC and its affiliates who perform services for DCP Partners. The DCP Partners’ Plan provides for the grant of unvested units, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of distribution equivalent rights. Subject to adjustment for certain events, an aggregate of 850,000 common units may be delivered pursuant to awards under

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

the DCP Partners’ Plan. Awards that are canceled, forfeited or withheld to satisfy DCP Midstream GP, LLC’s tax withholding obligations are available for delivery pursuant to other awards. The DCP Partners’ Plan is administered by the compensation committee of DCP Midstream GP, LLC’s board of directors. DCP Partners first granted awards under this plan during the first quarter of 2006.

Through July 1, 2005, we accounted for stock-based compensation in accordance with the intrinsic value recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation No. 44, or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Under that method, compensation expense was measured as the intrinsic value of an award at the measurement dates. The intrinsic value of an award is the amount by which the quoted market price of the underlying stock exceeds the amount, if any, an employee would be required to pay to acquire the stock. Since the exercise price for all options granted under the plan was equal to the market value of the underlying common stock on the date of grant, no compensation expense has historically been recognized in the accompanying consolidated statements of operations and comprehensive income. Compensation expense for phantom stock awards and other stock awards was recorded from the date of grant over the required vesting period based on the market value of the awards at the date of grant. Compensation expense for stock-based performance awards was recorded over the required vesting period, and adjusted for increases and decreases in market value at each reporting date up to the measurement dates.

Under its 1998 Long-Term Incentive Plan, or 1998 Plan, Duke Energy granted certain of our key employees stock options, phantom stock awards, stock-based performance awards and other stock awards to be settled in shares of Duke Energy’s common stock. Upon execution of the 50-50 Transaction in July 2005, certain of our employees who had been issued awards under the 1998 Plan incurred a change in status from Duke Energy employees to non-employees. As a result, all outstanding stock-based awards were required to be remeasured as of July 2005 under EITF Issue No. 96-18, or EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the fair value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. Compensation expense is recognized prospectively beginning at the date of the change in status over the remaining vesting period based on the fair value of each award at each reporting date. The fair value of stock options is determined using the Black-Scholes option pricing model and the fair value of all other awards is determined based on the closing equity price at each measurement date.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) (Revised 2004) “Share-Based Payment,” or SFAS 123R, which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is remeasured at each reporting date, and is recognized over the requisite service period.

We elected to adopt the modified prospective application method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in these consolidated financial statements have not been restated. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

We recorded stock-based compensation expense for the years ended December 31, 2006 and 2005 as follows, the components of which are further described in Note 13:

	Year Ended December 31,
	2006	2005
	(millions)
Performance awards	$4	$3
Phantom awards	4	2

Total	$8	$5

The following table shows what net income would have been if the fair value recognition provisions of SFAS 123 had been applied to all stock-based compensation awards for the year ended December 31, 2005.

Year Ended December 31, 2005
(millions)
Net income, as reported	$2,170
Add: stock-based compensation expense included in reported net income	3
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(3)

Pro forma net income	$2,170

Accounting for Sales of Units by a Subsidiary—In December 2005, we formed DCP Partners through the contribution of certain assets and investments in unconsolidated affiliates in exchange for common units, subordinated units and a 2% general partner interest. Concurrent with the formation, we sold approximately 58% of DCP Partners to the public, through an initial public offering, for proceeds of approximately $206 million, net of offering costs. We account for sales of units by a subsidiary under Staff Accounting Bulletin No. 51, or SAB 51, “Accounting for Sales of Stock of a Subsidiary.” Under SAB 51, companies may elect, via an accounting policy decision, to record a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold. Under SAB 51, a gain on the sale of subsidiary equity cannot be recognized until multiple classes of outstanding securities convert to common equity. As a result, we have deferred approximately $150 million of gain on sale of common units in DCP Partners as other long-term liabilities in the consolidated balance sheets. We will recognize this gain in earnings upon conversion of all of our subordinated units in DCP Partners to common units.

Income Taxes—We are structured as a limited liability company, which is a pass-through entity for U.S. income tax purposes. We own a corporation that files its own federal, foreign and state corporate income tax returns. The income tax expense related to this corporation is included in our income tax expense, along with state, local, franchise and margin taxes of the limited liability company and other subsidiaries. In addition, until July 1, 2005, we had Canadian subsidiaries that were subject to Canadian income taxes.

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

New Accounting Standards—SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115,” or SFAS 159. In February 2007, the FASB issued SFAS 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for us on January 1, 2008. We have not assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

SFAS No. 157 “Fair Value Measurements,” or SFAS 157. In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for us on January 1, 2008. We have not assessed the impact of SFAS 157 on our consolidated results of operations, cash flows or financial position.

SFAS No. 154 “Accounting Changes and Error Corrections,” or SFAS 154. In June 2005, the FASB issued SFAS 154, a replacement of APB Opinion No. 20, or APB 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented under the new accounting principle, unless it is impracticable to do so. SFAS 154 also (1) provides that a change in depreciation or amortization of a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) carries forward without change the guidance within APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The adoption of SFAS 154 on January 1, 2006, did not have a material impact on our consolidated results of operations, cash flows or financial position.

FIN No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109,” or FIN 48. In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us on January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our combined results of operations, cash flows or financial position.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” or EITF 04-13. In September 2005, the FASB ratified the EITF’s consensus on Issue 04-13, which requires an entity to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29 when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

whether transactions have been entered into in contemplation of each other. EITF 04-13 was applied to new arrangements that we entered into after March 31, 2006. The adoption of EITF 04-13 did not have a material impact on our consolidated results of operations, cash flows or financial position.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108—In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated results of operations, cash flows or financial position.

2. Acquisitions and Dispositions

Acquisitions

Acquisition of Various Gathering, Transmission and Processing Assets—In the fourth quarter of 2005, we entered into an agreement to purchase certain Federal Energy Regulatory Commission, or FERC, regulated pipeline and compressor station assets in Kansas, Oklahoma and Texas for approximately $50 million. We did not receive regulatory approval from the FERC to purchase the assets as non-jurisdictional gathering, but we are proceeding to file with the FERC for a certificate to operate these assets as intrastate pipeline. This acquisition is expected to close in the second half of 2007.

Acquisition of Additional Equity Interests—In December 2006, we acquired an additional 33.33 % interest in Main Pass Oil Gathering Company, or Main Pass, for approximately $30 million. We now own 66.67% of Main Pass with one other partner. Main Pass is a joint venture whose primary operation is a crude oil gathering pipeline system in the Gulf of Mexico.

In November 2006, we purchased the remaining 16% minority interest in Dauphin Island Gathering Partners, or DIGP, for $7 million. DIGP was owned 84% by us prior to this transaction, and subsequent to this transaction, is owned 100% by us. DIGP owns gathering and transmission assets in the Gulf Coast.

In December 2005, we purchased an additional 6.67% interest in Discovery Producer Services, LLC, or Discovery, from Williams Energy, LLC for a purchase price of $13 million. Discovery is an unconsolidated affiliate, which, prior to this transaction, was 33.33% owned by us, and subsequent to this transaction is 40% owned by us. Discovery owns and operates an interstate pipeline, a condensate handling facility, a cryogenic gas processing plant and other gathering assets in deepwater offshore Louisiana.

Dispositions

Disposition of Various Gathering, Transmission and Processing Assets—In December 2005, based upon management’s assessment of the probable disposition of certain plant, gathering and transmission assets, we classified certain of these assets as held for sale, recorded in other non-current assets, consisting primarily of property, plant and equipment totaling $58 million at December 31, 2005. Assets at one location, totaling $48 million as of December 31, 2005, were sold in the first quarter of 2006 for $76 million and we recognized a gain of $28 million. Assets at another location, totaling $9 million as of December 31, 2005, were sold in the first quarter of 2006 for $9 million and we recognized no gain or loss.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

In August 2005, we sold certain gas gathering facilities in Kansas and Oklahoma for a sales price of approximately $11 million. No gain or loss was recognized.

In February 2005, we exchanged certain processing plant assets in Wyoming for certain gathering assets and related gathering contracts in Oklahoma of equivalent fair value.

In February 2005, we sold certain gathering, compression, fractionation, processing plant and transportation assets in Wyoming for approximately $28 million.

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

Distribution of Canadian Business to Duke Energy—In July 2005, as part of the 50-50 Transaction, we distributed to Duke Energy substantially all of our Canadian business. These assets comprised a component of the Company for purposes of reporting discontinued operations. The results of operations and cash flows related to these assets have been reclassified to discontinued operations for all periods presented. The following is a summary of the net assets distributed to Duke Energy on the closing date of July 1, 2005 (millions):

Assets:
Cash	$44
Accounts receivable	18
Other assets	1
Property, plant and equipment, net	291
Goodwill	18

Total assets	$372

Liabilities:
Accounts payable	$11
Other current liabilities	4
Current and long-term debt	1
Deferred income taxes	20
Other long-term liabilities	12

Total liabilities	$48

Net assets of Canadian business distributed to Duke Energy	$324

We routinely sell assets that comprise a component of the Company, and are recorded as discontinued operations, but are not individually significant. The results of operations and cash flows related to these assets have been reclassified to discontinued operations for all periods presented.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

There were no assets accounted for as discontinued operations for the year ended December 31, 2006. The following table sets forth selected financial information associated with assets accounted for as discontinued operations for the year ended December 31, 2005:

2005
(millions)
Operating revenues	$35

Pre-tax operating income	$4
Income tax expense	(1)

Income from discontinued operations	$3

3. Agreements and Transactions with Affiliates

The following table represents the unrealized gains and unrealized losses on mark-to-market and hedging instruments with affiliates as of December 31:

	2006	2005
	(millions)
Duke Energy:
Unrealized gains on mark-to-market and hedging instruments—current	$—	$18
Unrealized gains on mark-to-market and hedging instruments—non-current	$—	$19
Unrealized losses on mark-to-market and hedging instruments—current	$—	$(20)
Unrealized losses on mark-to-market and hedging instruments—non-current	$—	$(20)

ConocoPhillips:
Unrealized gains on mark-to-market and hedging instruments—current	$1	$9
Unrealized losses on mark-to-market and hedging instruments—current	$—	$(4)

The following table summarizes the transactions with Duke Energy, ConocoPhillips, and other unconsolidated affiliates as described below for the years ended December 31:

	2006	2005
	(millions)
Duke Energy:
Sales of natural gas and petroleum products to affiliates	$41	$109
Transportation, storage and processing	$18	$2
Purchases of natural gas and petroleum products from affiliates	$137	$130
Operating and general and administrative expenses	$30	$44
Interest income	$—	$8

ConocoPhillips (a):
Sales of natural gas and petroleum products to affiliates	$2,677	$2,513
Transportation, storage and processing	$12	$11
Purchases of natural gas and petroleum products from affiliates	$492	$556
General and administrative expenses	$5	$—

Unconsolidated affiliates:
Sales of natural gas and petroleum products to affiliates	$95	$163
Transportation, storage and processing	$20	$20
Purchases of natural gas and petroleum products from affiliates	$160	$144

(a)	Includes ConocoPhillips’ 50% owned equity method investment, CP Chem.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Spectra Energy and Duke Energy

Services Agreement—Under a services agreement, Duke Energy and certain of its subsidiaries provided us with various staff and support services, including information technology products and services, payroll, employee benefits, property taxes, media relations, printing and records management. Additionally, we used other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments.

In connection with the Spectra spin, we will need to transfer responsibility for all services previously provided to us by Duke Energy to our corporate operations, or transition these services either to Spectra or to third party service providers.

Included on the consolidated balance sheets in other non-current assets—affiliates as of December 31, 2006, are insurance recovery receivables of $47 million, and included in accounts receivable—affiliates as of December 31, 2006 and 2005, are other receivables of $8 million and $39 million, respectively, from an insurance provider that is a subsidiary of Duke Energy. During the years ended December 31, 2006 and 2005, we recorded hurricane related business interruption insurance recoveries of $1 million and $3 million, respectively, included in the consolidated statements of operations and comprehensive income as sales of natural gas and petroleum products.

In the fourth quarter of 2006, an insurance provider that is a subsidiary of Duke Energy agreed to settle an insurance claim, related to a damaged underground storage facility, for approximately $21 million. We had recorded a receivable in 2005 related to this claim for approximately $4 million. Upon receipt of the cash in December 2006, we relieved the receivable and recorded business interruption insurance recoveries of approximately $16 million, included in the consolidated statements of operations and comprehensive income as transportation, storage and processing.

Commodity Transactions—We sell a portion of our residue gas and NGLs to, purchase raw natural gas and other petroleum products from, and provide gathering and transportation services to Duke Energy and Spectra Energy and their subsidiaries. Management anticipates continuing to purchase and sell these commodities and provide these services to Spectra Energy in the ordinary course of business.

ConocoPhillips

Long-term NGLs Purchases Contract and Transactions—We sell a portion of our residue gas and NGLs to ConocoPhillips and CP Chem, a 50% equity investment of ConocoPhillips (see Note 1). In addition, we purchase raw natural gas from ConocoPhillips. Under the NGL Output Purchase and Sale Agreement, or the CP Chem NGL Agreement, between us and CP Chem, CP Chem has the right to purchase at index-based prices substantially all NGLs produced by our various processing plants located in the Mid-Continent and Permian Basin regions, and the Austin Chalk area, which include approximately 40% of our total NGL production. The CP Chem NGL Agreement also grants CP Chem the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by us in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until January 1, 2015. We anticipate continuing to purchase and sell these commodities and provide these services to ConocoPhillips and CP Chem in the ordinary course of business.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Transactions with other unconsolidated affiliates

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

We sell a portion of our residue gas and NGLs to, purchase raw natural gas and other petroleum products from, and provide gathering and transportation services to, unconsolidated affiliates. We anticipate continuing to purchase and sell these commodities and provide these services to unconsolidated affiliates in the ordinary course of business.

Estimates related to affiliates

Revenue for goods and services provided but not invoiced to affiliates is estimated each month and recorded along with related purchases of goods and services used but not invoiced. These estimates are generally based on estimated commodity prices, preliminary throughput measurements and allocations and contract data. Actual invoices for the current month are issued in the following month and differences from estimated amounts are recorded. There are no material differences from the actual amounts invoiced subsequent to year end relating to estimated revenues and purchases recorded at December 31, 2006 and 2005.

4. Marketable Securities

Short-term and restricted investments—At December 31, 2006 and 2005, we had $437 million and $627 million, respectively, of short-term investments. These instruments are classified as available-for-sale securities under SFAS 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as the interest rates re-set on a daily, weekly or monthly basis.

In July 2005, ConocoPhillips contributed cash of $398 million to our Company. This cash was invested in financial instruments as described above. Under the terms of the amended and restated LLC Agreement, however, proceeds from this contribution were designated for the acquisition or improvement of property, plant and equipment. As this cash was to be used to acquire non-current assets, we had $0 and $264 million, respectively, classified as a long-term asset, as restricted investments, on the consolidated balance sheets at December 31, 2006 and 2005. At December 31, 2006 and 2005, we had restricted investments of $102 million and $100 million, respectively, consisting of collateral for DCP Partners’ term loan.

5. Inventories

Inventories by category were as follows as of December 31:

	2006	2005
	(millions)
Natural gas held for resale	$34	$43
NGLs	53	67

Total inventories	$87	$110

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

6. Property, Plant and Equipment

Property, plant and equipment by classification was as follows as of December 31:

	Depreciable Life	2006	2005
		(millions)
Gathering	15–30 years	$2,641	$2,503
Processing	25–30 years	1,904	1,840
Transportation	25–30 years	1,217	1,223
Underground storage	20–50 years	119	103
General plant	3–5 years	146	138
Construction work in progress		203	108

		6,230	5,915
Accumulated depreciation		(2,361)	(2,079)

Property, plant and equipment, net		$3,869	$3,836

Depreciation expense for 2006 and 2005 was $275 million and $278 million, respectively. Interest capitalized on construction projects in 2006 and 2005, was approximately $3 million and $2 million, respectively. At December 31, 2006, we had non-cancelable purchase obligations of approximately $27 million for capital projects expected to be completed in 2007. In addition, property, plant and equipment includes $10 million and $13 million of non-cash additions for the years ended December 31, 2006 and 2005, respectively.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill are as follows for the years ended December 31:

	2006	2005
	(millions)
Goodwill, beginning of period	$421	$452
Purchase price adjustments	—	(11)
Foreign currency translation adjustments	—	(2)
Distribution of Canadian business to Duke Energy	—	(18)

Goodwill, end of period	$421	$421

We perform an annual goodwill impairment test, and update the test during interim periods if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We use a discounted cash flow analysis supported by market valuation multiples to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices.

We completed our annual goodwill impairment test as of August 31, 2006. We also tested goodwill for impairment in July 2005 upon the distribution of substantially all of our Canadian business to Duke Energy, in conjunction with the 50-50 Transaction. These goodwill impairment tests were performed by comparing our

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

reporting units’ estimated fair values to their carrying, or book, values. These valuations indicated our reporting units’ fair values were in excess of their carrying, or book, values; therefore, we have determined that there is no indication of impairment. There were no impairments of goodwill for the years ended December 31, 2006 and 2005.

During 2005, we recorded an adjustment to properly account for deferred taxes established as a result of purchase business combinations that occurred during 2001. As a result of this adjustment, goodwill and deferred income tax liabilities decreased by approximately $11 million and $3 million, respectively, and property, plant and equipment, net, increased by $8 million.

In July 2005, as part of the 50-50 Transaction, we distributed to Duke Energy substantially all of our Canadian business. Included in the distribution was $18 million of goodwill, which was determined based on the relative fair value of the Canadian business to the fair value of the Natural Gas Services reporting unit.

The gross carrying amount and accumulated amortization for commodity sales and purchases contracts are as follows for the years ended December 31:

	2006	2005
	(millions)
Commodity sales and purchases contracts	$132	$130
Accumulated amortization	(74)	(64)

Commodity sales and purchases contracts, net	$58	$66

During the years ended December 31, 2006 and 2005, we recorded amortization expense associated with commodity sales and purchases contracts of $9 million. The remaining amortization periods for these intangibles range from less than one year to 20 years with a weighted average remaining period of approximately 7 years.

Estimated amortization for these contracts for the next five years and thereafter is as follows:

Estimated Amortization

(millions)
2007	$8
2008	8
2009	8
2010	8
2011	7
Thereafter	19

Total	$58

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

8. Investments in Unconsolidated Affiliates

We have investments in the following unconsolidated affiliates accounted for using the equity method:

	2006 Ownership	December 31,
		2006	2005
	(millions)
Discovery Producer Services LLC	40.00%	$114	$102
Main Pass Oil Gathering Company	66.67%	47	13
Sycamore Gas System General Partnership	48.45%	12	13
Mont Belvieu I	20.00%	11	12
Tri-States NGL Pipeline, LLC	16.67%	9	9
Black Lake Pipe Line Company	50.00%	6	6
Other unconsolidated affiliates	Various	5	14

Total investments in unconsolidated affiliates		$204	$169

Discovery Producer Services LLC—Discovery Producer Services LLC, or Discovery, owns and operates a 600 MMcf/d interstate pipeline, a condensate handling facility, a cryogenic gas processing plant, and other gathering assets in deepwater offshore Louisiana. In December 2005, we acquired an additional 6.67% interest in Discovery from Williams Energy, LLC for a purchase price of $13 million, bringing our total ownership to 40%. The deficit between the carrying amount of the investment and the underlying equity of Discovery of $49 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Discovery.

Main Pass Oil Gathering Company—In December 2006, we acquired an additional 33.33% interest in Main Pass, a joint venture whose primary operation is a crude oil gathering pipeline system in the Main Pass East and Viosca Knoll Block areas in the Gulf of Mexico. We now own 66.67% of Main Pass with one other partner. Since Main Pass is not a variable interest entity, and we do not have the ability to exercise control, we continue to account for Main Pass under the equity method. The excess of the carrying amount of the investment over the underlying equity of Main Pass of $12 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Main Pass.

Sycamore Gas System General Partnership—Sycamore Gas System General Partnership, or Sycamore, is a partnership formed for the purpose of constructing, owning and operating a gas gathering and compression system in Carter County, Oklahoma. The excess of the carrying amount of the investment over the underlying equity of Sycamore of $9 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Sycamore.

Mont Belvieu I—Mont Belvieu I owns a 150 MBbl/d fractionation facility in the Mont Belvieu, Texas Market Center. The deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I of $11 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Mont Belvieu I.

Tri-States NGL Pipeline, LLC—Tri-States NGL Pipeline, LLC, or Tri-States, owns 169 miles of NGL pipeline, extending from a point near Mobile Bay, Alabama to a point near Kenner, Louisiana. The deficit between the carrying amount of the investment and the underlying equity of Tri-States of $3 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Tri-States. We own less than 20% interest in this Partnership, however, we exercise significant influence,

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

therefore, this investment is accounted for under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Black Lake Pipe Line Company—Black Lake Pipe Line Company, or Black Lake, owns a 317 mile long NGL pipeline, with a current capacity of approximately 40 MBbl/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. The NGLs are transported to Mont Belvieu fractionators. The deficit between the carrying amount of the investment and the underlying equity of Black Lake of $7 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Black Lake.

Fox Plant, LLC—In May 2006, we purchased the remaining 50% interest in Fox Plant, LLC, a limited liability company formed for the purpose of constructing, owning, and operating a gathering facility and gas processing plant in Carter County, Oklahoma. Subsequent to May 2006, Fox Plant, LLC was accounted for as a consolidated subsidiary. Fox Plant, LLC is included in other unconsolidated affiliates in the above table as of December 31, 2005.

TEPPCO Partners, L.P.—In February 2005, we sold our general partner interest in TEPPCO to Enterprise GP Holdings L.P., an unrelated third party, for $1,100 million in cash and recognized a gain of $1,137 million.

Equity in earnings of unconsolidated affiliates amounted to the following for the years ended December 31:

	2006	2005
	(millions)
Discovery Producer Services LLC	$17	$11
Main Pass Oil Gathering Company	3	3
Sycamore Gas System General Partnership	(1)	(1)
Mont Belvieu I	(1)	(1)
Tri-States NGL Pipeline, LLC	1	1
Black Lake Pipe Line Company	—	—
TEPPCO Partners, L.P.	—	8
Other unconsolidated affiliates	1	1

Total equity in earnings of unconsolidated affiliates	$20	$22

The following summarizes combined financial information of unconsolidated affiliates for the years ended and as of December 31:

	2006	2005
	(millions)
Income statement:
Operating revenues	$322	$328
Operating expenses	$287	$312
Net income	$42	$18

Balance sheet:
Current assets	$115	$133
Non-current assets	724	740
Current liabilities	61	81
Non-current liabilities	7	6

Net assets	$771	$786

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

9. Estimated Fair Value of Financial Instruments

We have determined the following fair value amounts using available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(millions)
Short-term investments	$437	$437	$627	$627
Restricted investments	102	102	364	364
Accounts receivable	1,272	1,272	1,636	1,636
Accounts payable	(1,624)	(1,624)	(2,119)	(2,119)
Net unrealized gains and losses on mark-to-market and hedging instruments	22	22	14	14
Current maturities of long-term debt	—	—	(300)	(302)
Long-term debt	(2,115)	(2,258)	(1,760)	(1,942)

The fair value of short-term investments, restricted investments, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on mark-to-market and hedging instruments are carried at fair value.

The estimated fair values of current debt, including current maturities of long-term debt, and long-term debt, with the exception of DCP Partners’ long-term debt, are determined by prices obtained from market quotes. The carrying value of DCP Partners’ long-term debt approximates fair value, as the interest rate is variable and reflects current market conditions.

10. Asset Retirement Obligations

Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements, and contractual leases for land use. We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

We identified various assets as having an indeterminate life, for which there is no requirement to establish a fair value for future retirement obligations associated with such assets. These assets include certain pipelines, gathering systems and processing facilities. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. These assets have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. Additionally, if the portion of an owned plant containing asbestos were to be modified or dismantled, we would be legally required to remove the asbestos. We currently have no plans to take actions that would

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

require the removal of the asbestos in these assets. Accordingly, the fair value of the asset retirement obligation related to this asbestos cannot be estimated and no obligation has been recorded.

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table summarizes changes in the asset retirement obligation, included in other long-term liabilities in the consolidated balance sheets, for the years ended December 31:

	2006	2005
	(millions)
Balance as of January 1	$50	$57
Accretion expense	3	3
Liabilities incurred	—	1
Liabilities settled	(1)	—
Distribution of Canadian business to Duke Energy	—	(10)
Other	—	(1)

Balance as of December 31	$52	$50

11. Financing

Long-term debt was as follows at December 31:

	Principal/Discount
	2006	2005
	(millions)
Debt securities:
Issued November 2001, interest at 5.750% payable semiannually, due November 2006	$—	$300
Issued August 2000, interest at 7.875% payable semiannually, due August 2010	800	800
Issued January 2001, interest at 6.875% payable semiannually, due February 2011	250	250
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	200	200
Issued August 2000, interest at 8.125% payable semiannually, due August 2030	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	—
DCP Partners’ credit facility revolver, weighted average interest rate of 5.86% at December 31, 2006, due December 2010	168	110
DCP Partners’ credit facility term loan, interest rate of 5.47% at December 31, 2006, due December 2010	100	100
Fair value adjustments related to interest rate swap fair value hedges(a)	4	7
Unamortized discount	(7)	(7)
Current portion of long-term debt	—	(300)

Long-term debt	$2,115	$1,760

(a)	See Note 12 for further discussion.

Debt Securities—In October 2006, we issued $300 million principal amount of 6.45% Senior Notes due 2036, or the 6.45% Notes, for proceeds of approximately $297 million (net of related offering costs). The 6.45% Notes mature and become due and payable on November 3, 2036. We will pay interest semiannually on May 3

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

and November 3 of each year, commencing May 3, 2007. The proceeds from this offering were used to repay our 5.75% Senior Notes that matured on November 15, 2006.

In October 2005, we issued $200 million principal amount of 5.375% Senior Notes Due 2015, or 5.375% Notes, for proceeds of $197 million (net of related offering costs). The 5.375% Notes mature on October 15, 2015. We pay interest semiannually on April 15 and October 15 of each year, commencing April 15, 2006. The proceeds from this offering were used to repay the August 2005 term loan facility discussed below.

In August 2005, we repaid the $600 million 7.5% Notes that were due on August 16, 2005. We repaid a portion of this debt with available cash and proceeds from the issuance of commercial paper, and refinanced a portion of this debt with the August 2005 term loan facility discussed below.

The debt securities mature and become payable on the respective due dates, and are not subject to any sinking fund provisions. Interest is payable semiannually. The debt securities are unsecured and are redeemable at our option.

Credit Facilities with Financial Institutions—On April 29, 2005, we entered into a credit facility, or the Facility, to replace a $250 million 364-day facility that was terminated on April 29, 2005. The Facility is used to support our commercial paper program, and for working capital and other general corporate purposes. In December 2005, we amended the Facility to amend the definition of consolidated capitalization to include minority interest, which is referred to in these financial statements as non-controlling interest. In October 2006, we amended the Facility to modify the change of control provisions to allow for the Spectra spin, to extend the maturity April 29, 2012, to amend the pricing, to remove the interest coverage covenant and to incorporate other minor revisions. Any outstanding borrowings under the Facility at maturity may, at our option, be converted to an unsecured one-year term loan. The Facility is a $450 million revolving credit facility, all of which can be used for letters of credit. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 60%. Draws on the Facility bear interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 0.35% per year for the initial 50% usage or LIBOR plus 0.45% per year if usage is greater than 50% or (2) the higher of (a) the Wachovia Bank prime rate per year and (b) the Federal Funds rate plus 0.5% per year. The Facility incurs an annual facility fee of 0.1% based on our credit rating on the drawn and undrawn portions. As of December 31, 2006, there were no borrowings or commercial paper outstanding, and there was approximately $5 million in letters of credit drawn against the Facility. As of December 31, 2005, there were no borrowings or commercial paper outstanding, and there were no letters of credit drawn against the Facility.

In August 2005, we entered into a credit agreement, or the Term Loan Facility, where we made a one-time request to borrow $200 million in the form of a term loan. We used this Term Loan Facility to repay a portion of our $600 million 7.5% Notes that matured on August 16, 2005. The Term Loan Facility was repaid in October 2005 with proceeds from the 5.375% Notes.

On December 7, 2005, DCP Partners entered into a 5-year credit agreement, or the DCP Partners’ Credit Agreement, with a $250 million revolving credit facility and a $100 million term loan facility. The DCP Partners’ Credit Agreement matures on December 7, 2010. At December 31, 2006 and 2005, there was $168 million and $110 million, respectively, outstanding on the revolving credit facility and $100 million outstanding on the term loan facility. The term loan facility is fully collateralized by investments in high-grade securities, which are classified as restricted investments on the accompanying consolidated balance sheet. Outstanding letters of credit on the DCP Partners’ Credit Agreement were less than $1 million as of

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

December 31, 2006, and there were no letters of credit outstanding at December 31, 2005. The DCP Partners’ Credit Agreement requires DCP Partners to maintain at all times (commencing with the quarter ending March 31, 2006) a leverage ratio (the ratio of DCP Partners’ consolidated indebtedness to its consolidated EBITDA, in each case as is defined by the DCP Partners’ Credit Agreement) of less than or equal to 4.75 to 1.0 (and on a temporary basis for not more than three consecutive quarters following the acquisition of assets in the midstream energy business of not more than 5.25 to 1.0); and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the DCP Partners’ Credit Agreement to be earnings before interest, taxes and depreciation and amortization and other non-cash adjustments, for the four most recent quarters to interest expense for the same period) of greater than or equal to 3.0 to 1.0. Indebtedness under the revolving credit facility bears interest, at our option, at either (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50% or (2) LIBOR plus an applicable margin, which ranges from 0.27% to 1.025% dependent upon the leverage level or credit rating. As of December 31, 2006, the $100 million term loan facility bears interest at LIBOR plus a rate per annum of 0.15%. The revolving credit facility incurs an annual facility fee of 0.08% to 0.35%, depending on the applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

Approximate future maturities of long-term debt in the year indicated are as follows at December 31, 2006:

Debt Maturities

(millions)

2010	$1,068
2011	250
Thereafter	804

2,122
Unamortized discount	(7)

Long-term debt	$2,115

12. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Commodity price risk—Our principal operations of gathering, processing, compression, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, gathering, treating, processing, storage and trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, we have an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw natural gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs, and related products produced, processed, transported or stored.

Energy trading (market) risk—Certain of our subsidiaries are engaged in the business of trading energy related products and services, including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and we may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Interest rate risk—We enter into debt arrangements that have either fixed or floating rates, therefore we are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps to hedge interest rate risk associated with our debt. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical rates.

Credit risk—Our principal customers range from large, natural gas marketing services to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 40% of our NGL production is committed to ConocoPhillips and CP Chem under an existing 15-year contract, which expires in 2015. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use master collateral agreements to mitigate credit exposure. Collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides security for payment in a satisfactory form.

As of December 31, 2006, we held cash or letters of credit of $83 million to secure future performance of financial or physical contracts, and had deposited with counterparties $7 million of such collateral to secure our obligations to provide future services or to perform under financial contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties’ publicly disclose credit ratings, which may impact the amounts of collateral requirements.

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

Commodity hedging strategies—Historically, we have used commodity cash flow hedges, as specifically defined in SFAS 133, to reduce the potential negative impact that commodity price changes could have on our earnings and our ability to adequately plan for cash needed for debt service, capital expenditures and tax distributions. Our current strategy is to use cash flow hedges only for commodity price risk related to DCP Partners’ operations. Some of the assets operated by DCP Partners generate cash flows that are subject to volatility from fluctuating commodity prices. As a publicly traded master limited partnership, an important component of the strategy of DCP Partners is to generate consistent cash flow from its operations in order to pay distributions to its unitholders. For operations other than those of DCP Partners, we do not currently anticipate using cash flow hedges in the near future, because management believes cash flows will be sufficient to fund our business.

Commodity cash flow hedges—We have executed a series of derivative financial instruments, which have been designated as cash flow hedges of the price risk associated with forecasted sales of natural gas, NGLs and

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

condensate through 2010, and the price risk associated with forecasted sales of condensate during 2011, related to assets of DCP Partners. Because of the strong correlation between NGL prices and crude oil prices, and the lack of liquidity in the NGL financial market, we have used crude oil swaps to hedge NGL price risk.

For the year ended December 31, 2006, amounts recognized as comprehensive income in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments were gains of $4 million, and amounts recognized for the effects of any ineffectiveness were insignificant for the year ended December 31, 2006. For the year ended December 31, 2005, amounts recognized in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments and for the effects of any ineffectiveness were not significant. During the year ended December 31, 2006, we reclassified $1 million in net gains (net of minority interest of $2 million) to the consolidated statements of operations and comprehensive income as a result of settlements. No derivative gains or losses were reclassified from AOCI to current period earnings as a result of a change in the probability of forecasted transactions occurring, which would cause us to discontinue hedge treatment. The deferred balance in AOCI was a gain of $3 million at December 31, 2006, and was insignificant at December 31, 2005. As of December 31, 2006, $1 million of deferred net gains on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings; however, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

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

For the years ended December 31, 2006 and 2005, the gains or losses representing the ineffective portion of our fair value hedges were not significant. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. We did not have any firm commitments that no longer qualified as fair value hedge items and, therefore, did not recognize an associated gain or loss.

Interest rate cash flow hedges—During 2006, DCP Partners entered into interest rate swap agreements to convert $125 million of the indebtedness on their revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swaps expire on December 7, 2010 and re-price prospectively approximately every 90 days. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the accompanying consolidated balance sheets. For the year ended December 31, 2006, amounts recognized in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments were not significant, and there was no ineffectiveness recorded for the year ended December 31, 2006. At December 31, 2006, the gains deferred in AOCI related to these swaps were insignificant. At December 31, 2006, the amount of deferred net gains on derivative instruments in AOCI that are expected to be reclassified into earnings during the next 12 months as the hedged transactions occur are insignificant; however, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Prior to issuing fixed rate debt in August 2000, we entered into, and terminated, treasury locks and interest rate swaps to lock in the interest rate prior to it being fixed at the time of debt issuance. The losses realized on these agreements, which were terminated in 2000, are deferred into AOCI and amortized against interest expense over the life of the respective debt. The amount amortized to interest expense during the years ended December 31, 2006 and 2005, was $1 million for both periods. The deferred balance was a loss of $7 million and $8 million at December 31, 2006 and 2005, respectively. Approximately $1 million of deferred net losses related to these instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the underlying hedged interest expense transaction occurs.

Interest rate fair value hedges—In October 2001, we entered into an interest rate swap to convert $250 million of fixed-rate debt securities, which were issued in August 2000, to floating rate debt. The interest rate fair value hedge was at a floating rate based on a six-month LIBOR, which was re-priced semiannually through the date of maturity, August 2005.

In August 2003, we entered into two additional interest rate swaps to convert $100 million of fixed-rate debt securities issued in August 2000 to floating rate debt. These interest rate fair value hedges are at a floating rate based on six-month LIBOR, which is re-priced semiannually through 2030. The swaps meet conditions, which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swaps no ineffectiveness will be recognized. As of December 31, 2006 and 2005, the fair value of the interest rate swaps was a $4 million and $8 million asset, respectively, which is included in the consolidated balance sheets as unrealized gains or losses on mark-to-market and hedging instruments with offsets to the underlying debt included in current maturities of long-term debt and long-term debt.

Commodity derivatives—trading and marketing—Our trading and marketing program is designed to realize margins related to fluctuations in commodity prices and basis differentials, and to maximize the value of certain storage and transportation assets. Certain of our subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. We manage our trading and marketing portfolio with strict policies, which limit exposure to market risk, and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate daily value at risk.

13. Stock-Based Compensation

DCP Midstream, LLC Long-Term Incentive Plan, or 2006 Plan—Relative Performance Units—RPU’s generally cliff vest at the end of eight years, consisting of a three year performance period and a five year deferral period. The number of RPU’s that will ultimately vest range from 0% to 200% of the outstanding RPU’s, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance payout is determined by the compensation committee of our board of directors. At the end of the performance period, based on the market value of the RPU’s, we will create an account for each grantee in our deferred compensation plan. Payment of the grantee’s deferred compensation account will occur after a five year deferral period, the value of which is based on the value of the participant’s investment elections during the deferral period. Each RPU includes a dividend or distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the RPUs for the year ended December 31, 2006,

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

was not significant. At December 31, 2006, there was approximately $1 million of unrecognized compensation expense related to the RPU’s, which was calculated using an estimated forfeiture rate of 64%, and is expected to be recognized over a weighted-average period of 7.0 years. The following tables presents information related to RPUs:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	44,080	$42.89

Outstanding at December 31, 2006	44,080	$42.89	$50.78

Expected to vest	15,869	$42.89	$50.78

Strategic Performance Units—SPU’s generally cliff vest at the end of three years. The number of SPU’s that will ultimately vest range from 0% to 150% of the outstanding SPU’s, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance payout is determined by the compensation committee of our board of directors. Each SPU includes a dividend or distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the SPUs for the year ended December 31, 2006, was approximately $1 million. At December 31, 2006 there was approximately $3 million of unrecognized compensation expense related to the SPU’s, which was calculated using estimated forfeiture rates ranging from 12% to 32%, and is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to SPUs:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	84,960	$42.92

Outstanding at December 31, 2006	84,960	$42.92	$50.78

Expected to vest	65,949	$42.92	$50.78

The estimate of RPU’s and SPU’s that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and achievement of performance targets. Therefore the amounts of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations and comprehensive income.

Phantom Units—Phantom Units generally cliff vest at the end of five years. Each Phantom Unit includes a dividend or distribution equivalent right, which is paid quarterly in arrears. Expense related to the Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006 there was approximately $1 million of unrecognized compensation expense related to the Phantom Units, which was calculated using an

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

estimated forfeiture rate of 19%, and is expected to be recognized over a weighted-average period of 4.0 years. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	17,460	$42.95

Outstanding at December 31, 2006	17,460	$42.95	$50.78

Expected to vest	14,143	$42.95	$50.78

DCP Partners’ Phantom Units—The DCP Partners’ Phantom Units constitute a notional unit equal to the fair value of a common unit of DCP Partners, which generally cliff vest at December 31, 2008. Each DCP Partners’ Phantom Unit includes a distribution equivalent right, which is paid quarterly in arrears. Expense related to the DCP Partners’ Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006 there was approximately $1 million of unrecognized compensation expense related to the DCP Partners’ Phantom Units, which was calculated using estimated forfeiture rates ranging from 12% to 32%, and is expected to be recognized over a weighted-average period of 2.0 years. The following table presents information related to the DCP Partners’ Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	47,750	$28.60

Outstanding at December 31, 2006	47,750	$28.60	$34.55

Expected to vest	34,920	$28.60	$34.55

During the year ended December 31, 2006, no awards under the 2006 Plan were forfeited, vested or settled.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

DCP Partners’ Long-Term Incentive Plan, or DCP Partners’ Plan—Performance Units—Performance Units generally cliff vest at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 150% of the outstanding Performance Units, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance percentage payout is determined by the compensation committee of DCP Partners’ board of directors. Each Performance Unit includes a distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the Performance Units for the year ended December 31, 2006, was not significant. At December 31, 2006, there was approximately $1 million of unrecognized compensation expense related to the Performance Units, which is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	40,560	$26.96
Forfeited	(17,470)	$26.96

Outstanding at December 31, 2006	23,090	$26.96	$34.55

Expected to vest	23,090	$26.96	$34.55

The estimate of Performance Units that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and achievement of performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations and comprehensive income.

Phantom Units—Of the Phantom Units, 16,700 units will vest upon the three year anniversary of the grant date and 8,000 units vest ratably over three years. Each Phantom Unit includes a distribution equivalent right which is paid quarterly in arrears. Expense related to the Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006, estimated unrecognized compensation expense related to the Phantom Units was not significant. The following tables presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	35,900	$24.05
Forfeited	(11,200)	$24.05

Outstanding at December 31, 2006	24,700	$24.05	$34.55

Expected to vest	24,700	$24.05	$34.55

The estimate of Phantom Units that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations and comprehensive income.

All awards issued under the 2006 Plan and the DCP Partners’ Plan are intended to be settled in cash upon vesting. Compensation expense is recognized ratably over each vesting period, and will be remeasured quarterly for all awards outstanding until the units are vested. The fair value of all awards is determined based on the closing price of the relevant underlying securities at each measurement date. During the year ended December 31, 2006, no awards were vested or settled.

Duke Energy 1998 Plan — Under its 1998 Plan, Duke Energy granted certain of our key employees stock options, phantom stock awards, stock-based performance awards and other stock awards to be settled in shares of Duke Energy’s common stock. Upon execution of the 50-50 Transaction in July 2005, our employees incurred a change in status from Duke Energy employees to non-employees. As a result, we ceased accounting for these awards under APB 25 and FIN 44, and began accounting for these awards in accordance with EITF 96-18, using the fair value method prescribed in SFAS 123. No awards have been and we do not expect to settle any awards granted under the 1998 Plan with cash.

Stock Options — Under the 1998 Plan, the exercise price of each option granted could not be less than the market price of Duke Energy’s common stock on the date of grant. Vesting periods range from immediate to four years with a maximum option term of 10 years. Effective July 1, 2005, these options were accounted for in accordance with EITF 96-18, using the fair value method prescribed in SFAS 123. As a result, compensation expense subsequent to July 1, 2005, is recognized based on the change in the fair value of the stock options at each reporting date until vesting.

The following tables show information regarding options to purchase Duke Energy’s common stock granted to our employees.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2005	2,592,567	$29.46	5.2
Exercised	(367,088)	$21.15
Forfeited	(124,417)	$29.96

Outstanding at December 31, 2006	2,101,062	$30.89	4.1	$12

Exercisable at December 31, 2006	1,941,212	$32.30	4.0	$9
Expected to vest	155,630	$13.77	6.2	$3

The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005, was approximately $3 million and $2 million, respectively. As of December 31, 2006, all compensation expense related to these awards has been recognized.

There were no options granted during the years ended December 31, 2006 or 2005.

Stock-Based Performance Awards — Stock-based performance awards outstanding under the 1998 Plan vest over three years if certain performance targets are achieved. Duke Energy awarded 160,910 shares during the

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

year ended December 31, 2005. There were no stock-based performance awards granted during the year ended December 31, 2006.

The following table summarizes information about stock-based performance awards activity during the year ended December 31, 2006:

	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	342,453	$23.88
Forfeited	(40,835)	$23.85

Outstanding at December 31, 2006	301,618	$23.90	$33.21

Expected to vest	289,161	$23.90	$33.21

As of December 31, 2006, the estimated unrecognized compensation expense related to these awards was approximately $1 million, which is expected to be recognized over a weighted-average period of less than 1 year. No awards were granted, vested or canceled during the year ended December 31, 2006.

Phantom Stock Awards — Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 128,850 shares during the year ended December 31, 2005. There were no phantom stock awards granted during the year ended December 31, 2006.

The following table summarizes information about phantom stock awards activity during the year ended December 31, 2006:

	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	241,216	$24.22
Vested	(54,150)	$23.90
Forfeited	(22,378)	$24.29

Outstanding at December 31, 2006	164,688	$24.34	$33.21

Expected to vest	157,886	$24.34	$33.21

The total fair value of the phantom stock awards that vested during the year ended December 31, 2006 and 2005 was approximately $2 million and less than $1 million, respectively. As of December 31, 2006, the estimated unrecognized compensation expense related to these awards was approximately $1 million, which is expected to be recognized over a weighted-average period of 2.7 years. No awards were granted or canceled during the year ended December 31, 2006.

Other Stock Awards — Other stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Energy granted 3,000 other stock awards during the year ended December 31, 2005. There were no other stock awards granted during the year ended December 31, 2006.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

The following table summarizes information about other stock awards activity during the year ended December 31, 2006:

	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	45,400	$21.73
Vested	(10,600)	$21.73
Forfeited	(13,200)	$21.73

Outstanding at December 31, 2006	21,600	$21.73	$33.21

Expected to vest	20,038	$21.73	$33.21

The total fair value of the other stock awards that vested during the years ended December 31, 2006 and 2005 was not significant. As of December 31, 2006, the estimated unrecognized compensation expense related to these awards was not significant, and is expected to be recognized over a weighted-average period of less than 1 year. No awards were granted or canceled during the year ended December 31, 2006.

14. Benefits

All Company employees who are 18 years old and work at least 20 hours per week are eligible for participation in our 401(k) and retirement plan, to which we contributed 4% of each eligible employee’s qualified earnings, through December 31, 2006. Effective January 1, 2007, we began contributing a range of 4% to 7% of each eligible employee’s qualified earnings, based on years of service. Additionally, we match employees’ contributions in the plan up to 6% of qualified earnings. During 2006 and 2005, we expensed plan contributions of $15 million.

We offer certain eligible executives the opportunity to participate in the DCP Midstream LP’s Non-Qualified Executive Deferred Compensation Plan. This plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The plan also has make-whole provisions for plan participants who may otherwise be limited in the amount that we can contribute to the 401(k) plan on the participant’s behalf. All amounts contributed to or earned by the plan’s investments are held in a trust account for the benefit of the participants. The trust and the liability to the participants are part of our general assets and liabilities, respectively.

15. Income Taxes

We are structured as a limited liability company, which is a pass-through entity for United States income tax purposes. We own a corporation that files its own federal, foreign and state corporate income tax returns. The income tax expense related to this corporation is included in our income tax expense, along with state, local, franchise, and margin taxes of the limited liability company and other subsidiaries. In addition, until July 1, 2005, we had Canadian subsidiaries that were subject to Canadian income taxes. Taxes associated with these subsidiaries have been reclassified to discontinued operations for year ended December 31, 2005.

In May 2006, the State of Texas enacted a new margin-based franchise tax law that replaces the existing franchise tax. This new tax is commonly referred to as the Texas margin tax. Corporations, limited partnerships,

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

limited liability companies, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the new tax.

As a result of the change in Texas franchise law, our tax status in the state of Texas has changed from non-taxable to taxable. The tax is considered an income tax for purposes of adjustments to the deferred tax liability. The tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas margin tax becomes effective for franchise tax reports due on or after January 1, 2008. The 2008 tax will be based on revenues earned during the 2007 fiscal year.

The Texas margin tax is assessed at 1% of taxable margin apportioned to Texas. We have computed taxable margin as total revenue less cost of goods sold. Based on information currently available, we recorded a deferred tax liability of $18 million in 2006. The deferred tax liability is recorded as non-current in the consolidated balance sheets as of December 31, 2006, and as a non-cash offset to income tax expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

Income tax expense consists of the following for the years ended December 31:

	2006	2005
	(millions)
Current:
Federal	$5	$9
State	1	2
Deferred:
Federal	—	—
State	17	(2)

Total income tax expense	$23	$9

Temporary differences for our gross deferred tax assets of $4 million primarily relate to basis differences between property, plant and equipment, and investments in unconsolidated affiliates. Temporary differences for our gross deferred tax liabilities of $17 million primarily relate to basis differences between property, plant and equipment.

Our effective tax rate differs from statutory rates, primarily due to our being structured as a limited liability company, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states.

16. Commitments and Contingent Liabilities

Litigation—The midstream industry has seen a number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. A number of these cases are now being brought as class actions. We are currently named as defendants in some of these cases. Management believes we have meritorious defenses to these cases and, therefore, will continue to defend them vigorously. These class actions, however, can be costly and time consuming to defend. We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

In December 2006, El Paso E&P Company, L.P., or El Paso, filed a lawsuit against one of our subsidiaries, DCP Assets Holding, LP and an affiliate of DCP Midstream GP, LP, in District Court, Harris County, Texas. The litigation stems from an ongoing commercial dispute involving DCP Midstream Partners’ Minden processing plant that dates back to August 2000. El Paso claims damages, including interest, in the amount of $6 million in the litigation, the bulk of which stems from audit claims under our commercial contract. It is not possible to predict whether we will incur any liability or to estimate the damages, if any, we might incur in connection with this matter. Management does not believe the ultimate resolution of this issue will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

In November 2006, we received a demand associated with the alleged migration of acid gas from a storage formation into a third party producing formation. The plaintiff seeks a broad array of remedies, including a purchase of the plaintiff’s lease rights. We conducted an investigation using a geotechnical consulting firm and believe that acid gas is migrating from the storage formation into the producing formation. We could be liable for damages related to the diminution in market value to the leases, if any, caused by the migration of the acid gas. At this time, it is not possible to predict the ultimate damages, if any, that we might incur in connection with this matter.

Management currently believes that these matters, taken as a whole, and after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a material adverse effect upon our consolidated results of operations, financial position or cash flows.

General Insurance—In 2005, we carried all of our insurance coverage with an affiliate of Duke Energy. Beginning in 2006, we elected to carry only property and excess liability insurance coverage with an affiliate of Duke Energy and an affiliate of ConocoPhillips, however, effective August 2006, we no longer carry insurance coverage with an affiliate of Duke Energy. Our remaining insurance coverage is with an affiliate of ConocoPhillips and a third party insurer. Our insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations. Property insurance deductibles are currently $1 million for onshore or non-hurricane related incidents or up to $5 million per occurrence for hurricane related incidents. We also maintain excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Casualty insurance deductibles are currently $1 million per occurrence. The cost of our general insurance coverages increased over the past year reflecting the adverse conditions of the insurance markets.

During the third quarter of 2004, certain assets, located in the Gulf Coast, were damaged as a result of hurricane Ivan. The resulting losses are expected to be covered by insurance, subject to applicable deductibles for property and business interruption. Insurance recovery receivables related to hurricane Ivan included on the consolidated balance sheets in other non-current assets—affiliates as of December 31, 2006, are $25 million, and included in accounts receivable—affiliates as of December 31, 2006 and 2005, are $3 million and $28 million, respectively, from an insurance provider that is a subsidiary of Duke Energy.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

During the third quarter of 2005, hurricanes Katrina and Rita forced us to temporarily shut down our operations at certain assets located in Alabama, Louisiana, Texas and New Mexico, however, substantially all of our facilities have resumed pre-hurricane levels of capacity utilization. Several of our assets sustained property damage, including some of our operating equipment on a platform in the Gulf of Mexico. A portion of the resulting lost revenues and property damages are covered by our insurance, subject to applicable deductibles. The financial impact of recent hurricanes has increased market rates for insurance coverage; however, these increases did not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Insurance recovery receivables related to hurricane Katrina included on the consolidated balance sheets in other non-current assets—affiliates as of December 31, 2006 are $21 million, and included in accounts receivable—affiliates as of December 31, 2006 and 2005, are $2 million and $5 million, respectively, from an insurance provider that is a subsidiary of Duke Energy. Included in other non-current assets—affiliates as of December 31, 2006, are insurance recovery receivables related to hurricane Rita of $1 million at December 31, 2006. The balance at December 31, 2005, was not significant. Based on recent negotiations, we have reclassified a portion of these hurricane insurance receivables as non-current at December 31, 2006.

During the years ended December 31, 2006 and 2005, we recorded business interruption insurance recoveries related to these hurricanes of $1 million and $3 million, respectively, in the consolidated statements of operations and comprehensive income as sales of natural gas and petroleum products.

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

On July 20, 2006, the State of New Mexico Environment Department issued Compliance Orders to us that list air quality violations during the past five years at three of our owned or operated facilities in New Mexico. The orders allege a number of violations related to excess emissions from January 2001 to date and further require us to install flares for smokeless operations and to use the flares only for emergency purposes. The Compliance Orders seek a civil penalty but did not request a specific amount. We intend to contest these allegations. Management does not believe this will result in a material impact on our consolidated results of operations, cash flows or financial position.

Other Commitments and Contingencies—We utilize assets under operating leases in several areas of operations. Consolidated rental expense, including leases with no continuing commitment, amounted to $37 million and $36 million in 2006 and 2005, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2006:

Minimum Rental Payments

(millions)
2007	$25
2008	19
2009	14
2010	14
2011	12
Thereafter	39
Total gross payments	123
Sublease receipts	(2)
Total net payments	$121

17. Guarantees and Indemnifications

In September 2005, we signed a corporate guaranty, which was amended in December 2005 upon our purchase of an additional interest in the related unconsolidated affiliate, pursuant to which we are the guarantor of a maximum of $10 million of construction obligations. The original guaranty was $22 million as of December 31, 2005, and was reduced by construction payments of $12 million during the year ended December 31, 2006. The guaranty will expire upon completion and payment for construction of a pipeline expected to be completed during 2007. The fair value of this guarantee is not significant to our consolidated results of operations, financial position or cash flows.

We periodically enter into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation, breaches of representations, warranties and covenants, or other liabilities related to the assets being acquired or divested. Claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. The effective periods on these indemnification provisions generally have terms of one to five years, although some are longer. Our maximum potential exposure under these indemnification agreements can vary depending on the nature of the claim and the particular transaction. We are unable to estimate the total maximum potential amount of future payments under indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities. At both December 31, 2006 and 2005, we had a liability of approximately $1 million recorded for known liabilities related to outstanding indemnification provisions.

18. Subsequent Events

In March 2007, DCP Midstream Partners entered into a definitive agreement to acquire certain gathering and compression assets located in southern Oklahoma from Anadarko Petroleum Corporation, or Anadarko, for approximately $180 million, subject to customary closing conditions and certain regulatory approvals. DCP Midstream Partners paid an earnest deposit of $9 million when they entered into this agreement. If Anadarko terminates because DCP Midstream Partners materially breaches their representations, warranties or covenants under this agreement, Anadarko may retain this earnest deposit as liquidated damages. This deposit will be

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements — Continued

Years Ended December 31, 2006 and 2005

applied against the purchase price at the closing of this transaction, which is expected to occur in the second quarter of 2007. The remaining purchase price is expected to be funded by the issuance of DCP Midstream Partners’ partnership units and by proceeds from DCP Midstream Partners’ credit facility.

On January 24, 2007, DCP Partners announced the declaration of a cash distribution of $0.43 per unit, payable on February 14, 2007, to unitholders of record on February 7, 2007.

On January 2, 2007, Duke Energy created two separate publicly traded companies by spinning off their natural gas businesses, including their 50% ownership interest in us, to Duke Energy shareholders. As a result of this transaction, we are no longer 50% owned by Duke Energy. Duke Energy’s 50% ownership interest in us was transferred to a new company, Spectra Energy. We do not expect this transaction to have a material effect on our operations.

On January 1, 2007, we changed our name from Duke Energy Field Services, LLC to DCP Midstream, LLC, to coincide with the Spectra spin.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006 and 2005

	Balance at Beginning of Period	Increases Charged to Expense	Charged to Other Accounts(b)	Deductions(c)	Balance at End of Period
	($ in millions)
December 31, 2006
Allowance for doubtful accounts	$4	$—	$—	$(1)	$3
Environmental	13	3	—	(4)	12
Litigation	5	6	—	(2)	9
Other (a)	6	—	—	(2)	4

	$28	$9	$—	$(9)	$28

December 31, 2005
Allowance for doubtful accounts	$4	$1	$—	$(1)	$4
Environmental	17	5	—	(9)	13
Litigation	8	1	2	(6)	5
Other (a)	8	11	(2)	(11)	6

	$37	$18	$—	$(27)	$28

(a)	Principally consists of other contingency reserves, which are included in other current liabilities.
(b)	Consists of other contingency and litigation reserves reclassified between accounts.
(c)	Principally consists cash payments, collections, reserve reversals and liabilities settled.

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). Portions of the exhibit designated by a triple asterisk (***) have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934.

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC, dated as of May 26, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4)

2.1.1	First Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC, dated as of June 30, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.1)

2.1.2	Second Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC, dated as of July 11, 2005 (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.4.2)

2.2	Amended and Restated Combination Agreement, dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7)

2.3	[Agreements related to restructuring of Duke Capital in contemplation of spin off]

3.1	Certificate of Formation of registrant (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

3.2	Limited Liability Company Agreement of registrant (filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on March 3, 2004).

3.3	[Amendment to Certificate of Formation to change its name]

4.1	Senior Indenture between Duke Capital Corporation and the Chase Manhattan Bank, dated as April 1, 1998 (filed with Registration Statement on Form S-3 of Duke Capital Corporation, File No. 333-71297 as Exhibit 4.1)

10.1	Purchase and Sale Agreement, dated as of February 24, 2005, by and between Enterprise GP Holdings LP and Duke Energy Field Services, LLC (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-25)

10.2	Term Sheet Regarding the Restructuring of Duke Energy Field Services LLC, dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-26)

10.3	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation, dated as of July 5, 2005 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.5)

10.4	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC, dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2002, File No. 1-4928, as Exhibit 10-18)

10.5	$800,000,000 364-Day Credit Agreement, dated as of June 29, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank, PLC, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.3)

Exhibit No.	Exhibit Description
10.6	Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Capital LLC, The Banks Listed Herein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 8-K of Duke Capital LLC, File No. 0-23977, July 6, 2006, as Exhibit 10.1)

10.7	$600,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10.2).

10.8	Loan Agreement, dated as of February 25, 2005 between Duke Energy Field Services, LLC and Duke Capital LLC (filed with Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10.3)

10.9	$350,000,000 Credit Agreement, as of November 28, 2006, among Duke Capital LLC, the banks listed therein, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent (filed with Form 8-K of Duke Capital LLC, dated December 6, 2006, File No. 000-23977, as Exhibit 10.1)
*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*23.3	Consent of Independent Auditors.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.