Form 10-Q
period 2007-03-31
Spectra Energy Capital, LLC
filed 2007-05-15
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33007

SPECTRA ENERGY CAPITAL, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0282142
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5400 Westheimer Court

Houston, Texas 77056

(Address of principal executive offices, including zip code)

713-627-5400

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

All of the Registrant’s limited liability company interests are directly owned by Spectra Energy Corp (File No. 1-33007).

SPECTRA ENERGY CAPITAL, LLC

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	the results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•	declines in the market prices of equity securities and resulting funding requirements for defined benefit pension plans;

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Spectra Energy Capital, LLC has described. Spectra Energy Capital, LLC undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Operating Revenues
Transportation and storage of natural gas	$519	$515
Distribution of natural gas	658	722
Other	224	248

Total operating revenues	1,401	1,485

Operating Expenses
Natural gas and petroleum products purchased	562	640
Operating, maintenance and other	251	307
Depreciation and amortization	122	123
Property and other taxes	39	58

Total operating expenses	974	1,128

Gains on Sales of Other Assets and Other, net	1	28

Operating Income	428	385

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	90	154
Other income and expenses, net	13	7

Total other income and expenses	103	161

Interest Expense	155	143
Minority Interest Expense	16	11

Earnings From Continuing Operations Before Income Taxes	360	392
Income Tax Expense from Continuing Operations	121	148

Income From Continuing Operations	239	244
Loss From Discontinued Operations, net of tax	—	(22)

Net Income	$239	$222

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$596	$299
Receivables	762	779
Inventory	156	397
Other	88	150

Total current assets	1,602	1,625

Investments and Other Assets
Investments in unconsolidated affiliates	1,707	1,618
Goodwill	3,527	3,507
Advance receivable—parent	162	—
Other	328	221

Total investments and other assets	5,724	5,346

Property, Plant and Equipment
Cost	15,760	15,639
Less accumulated depreciation and amortization	3,345	3,245

Net property, plant and equipment	12,415	12,394

Regulatory Assets and Deferred Debits	1,022	980

Total Assets	$20,763	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Accounts payable	$304	$246
Notes payable and commercial paper	728	349
Taxes accrued	140	214
Interest accrued	148	149
Current maturities of long-term debt	553	550
Other	504	850

Total current liabilities	2,377	2,358

Long-term Debt	7,723	7,726

Deferred Credits and Other Liabilities
Deferred income taxes	2,955	2,980
Other	1,268	1,077

Total deferred credits and other liabilities	4,223	4,057

Commitments and Contingencies

Minority Interests	569	565

Member’s Equity
Member’s equity	4,811	4,598
Accumulated other comprehensive income	1,060	1,041

Total member’s equity	5,871	5,639

Total Liabilities and Member’s Equity	$20,763	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	166
Gains on sales of investments in commercial and multi-family real estate	—	(26)
Gains on sales of equity investments and other assets	—	(11)
Deferred income taxes	74	(143)
Minority interest	16	15
Equity in earnings of unconsolidated affiliates	(90)	(175)
Dividends received from unconsolidated affiliates	8	131
Contribution to company-sponsored pension plans	(11)	(11)
Other	(84)	207

Net cash provided by operating activities	276	375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(111)	(221)
Investment expenditures	(64)	(68)
Acquisitions, net of cash acquired	—	(90)
Purchases of available-for-sale securities	—	(4,413)
Proceeds from sales and maturities of available-for-sale securities	—	4,866
Net proceeds from the sales of equity investments and other assets	1	28
Proceeds from the sales of commercial and multi-family real estate	—	56
Settlement of net investment hedges and other investing derivatives	—	(36)
Other	—	(6)

Net cash provided by (used in) investing activities	(174)	116

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	6
Payments for the redemption of long-term debt	(19)	(39)
Increase (decrease) in notes payable and commercial paper	379	(84)
Distributions to minority interests	(4)	(157)
Contributions from minority interests	—	137
Advances to parent, net	(162)	(89)
Other	1	4

Net cash provided by (used in) financing activities	195	(222)

Net increase in cash and cash equivalents	297	269
Cash and cash equivalents at beginning of period	299	491

Cash and cash equivalents at end of period	$596	$760

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income
	Member’s Equity	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	FAS 158 Adjustment	Other	Total
December 31, 2005	$10,848	$783	$(86)	$(60)	$—	$19	$11,504

Net income	222	—	—	—	—	—	222

Other comprehensive income
Foreign currency translation adjustment	—	59	—	—	—	—	59
Reclassification into earnings from cash flow hedges	—	—	14	—	—	—	14

Other	—	—	—	—	—	16	16

Total comprehensive income							311
Other, net	(3)	—	—	—	—	—	(3)

March 31, 2006	$11,067	$842	$(72)	$(60)	$—	$35	$11,812

December 31, 2006	$4,598	$1,156	$(6)	$—	$(109)	$—	$5,639

Net income	239	—	—	—	—	—	239

Other comprehensive income
Foreign currency translation adjustment	—	28	—	—	—	—	28

Total comprehensive income							267

FIN 48 implementation	(26)	—	—	—	—	—	(26)

Other, net	—	—	—	—	(9)	—	(9)

March 31, 2007	$4,811	$1,184	$(6)	$—	$(118)	$—	$5,871

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of Operations. Spectra Energy Capital, LLC, through its subsidiaries and equity affiliates (collectively, Spectra Capital), owns and operates a large and diversified portfolio of complementary natural gas-related energy assets and is one of North America’s leading midstream natural gas companies. Spectra Capital operates in three key areas of the natural gas industry: transmission and storage, distribution, and gathering and processing. Spectra Capital provides transportation and storage of natural gas to customers in various regions of the Eastern and Southeastern United States, the Maritime Provinces and the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. Spectra Capital also provides natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada. In addition, Spectra Capital owns a 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), one of the largest natural gas gatherers and processors in the United States.

Spectra Capital is a wholly owned subsidiary of Spectra Energy Corp (Spectra Energy). Prior to the spin-off by Duke Energy Corporation (Duke Energy) of its natural gas businesses on January 2, 2007 as discussed below, Spectra Capital was a wholly owned subsidiary of Duke Energy.

Spin-off from Duke Energy Corporation. On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, primarily comprised of the Natural Gas Transmission and Field Services business segments of Duke Energy that were owned through Spectra Capital (formerly Duke Capital LLC). Duke Energy contributed its ownership interests in Spectra Capital to Spectra Energy and all of the outstanding common stock of Spectra Energy was distributed to Duke Energy’s shareholders. Duke Energy’s shareholders received one share of Spectra Energy common stock for every two shares of Duke Energy common stock, resulting in the issuance of approximately 631 million shares of Spectra Energy on January 2, 2007.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Spectra Capital, its majority-owned subsidiaries where Spectra Capital has control and those variable interest entities where Spectra Capital is the primary beneficiary. In anticipation of the spin-off of the natural gas businesses of Duke Energy to Duke Energy’s shareholders, and as further described in Note 3, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. The 2006 results of operations of most of these transferred businesses are included in Loss from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. Corporate service companies that were transferred to Duke Energy in December 2006 are reported within continuing operations since corporate services are being provided in 2007 to support the operations of Spectra Capital. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

These financial statements should be read in conjunction with the consolidated financial statements included in Spectra Capital’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Spectra Capital’s results of operations and financial position. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption primarily in the gas distribution operations of Spectra Capital, as well as changing commodity prices on certain of the processing operations and other factors.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. As a result of the spin-off and the related realignment of Spectra Capital’s business segments as discussed in Note 2, the components of Operating Revenues on the Consolidated Statements of Operations for the 2006 period have been reclassified to conform to the current reporting presentation. In addition, $112 million of balancing gas has been reclassified from Deferred Debits to Other Assets on the Consolidated Balance Sheet at December 31, 2006 to conform to the current reporting presentation.

2. Business Segments

As a result of the reorganization and spin-off of the natural gas businesses of Duke Energy on January 2, 2007, Spectra Capital now manages its business in four reportable segments: U.S. Transmission, Distribution, Western Canada Transmission & Processing and Field Services. The remainder of Spectra Capital’s business operations is presented as “Other,” and consists of unallocated corporate costs, a wholly-owned captive insurance subsidiary, employee benefit plan assets and liabilities, and other miscellaneous activities.

Spectra Capital’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. All of the business units are considered reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” There is no aggregation within Spectra Capital’s defined business segments. Comparative 2006 data has been revised to conform to Spectra Capital’s new business segments.

U.S. Transmission segment provides transportation and storage of natural gas for customers in various regions of the Eastern and Southeastern United States and the Maritime Provinces in Canada. The natural gas transmission and storage operations in the U.S. are primarily subject to the Federal Energy Regulatory Commission’s (FERC’s) rules and regulations.

Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transportation and storage services to other utilities and energy market participants in Ontario, Quebec and the United States. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).

Western Canada Transmission & Processing provides transportation of natural gas, natural gas gathering and processing services, and natural gas liquid (NGL) extraction, fractionation, transportation, storage and marketing to customers in Western Canada and the northern tier of the United States. This segment conducts business primarily through the BC Pipeline and Field Services operations, which are primarily subject to the rules and regulations of Canada’s National Energy Board (NEB), the Empress System and the Midstream business, which owns a 46% interest in the operations of the Spectra Energy Income Fund (the Income Fund).

Field Services gathers, compresses, processes, transports, trades and markets, and stores natural gas; and fractionates, transports, gathers, treats, processes, trades and markets, and stores NGLs. It conducts operations primarily through DCP Midstream, which is owned 50% by ConocoPhillips and 50% by Spectra Capital. Field Services gathers raw natural gas through gathering systems located in seven major natural gas producing regions: Permian, Mid-Continent, East Texas-North Louisiana, South Texas, Central Texas, Rocky Mountain and Gulf Coast.

Spectra Capital’s reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Spectra Capital, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

Business Segment Data (a)

Three Months Ended March 31, 2007	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
U.S. Transmission	$376	$1	$377	$220
Distribution	713	—	713	144
Western Canada Transmission & Processing	311	—	311	74
Field Services	—	—	—	82

Total reportable segments	1,400	1	1,401	520
Other	1	6	7	(9)
Eliminations	—	(7)	(7)	—
Interest expense	—	—	—	(155)
Interest income and other (b)	—	—	—	4

Total consolidated	$1,401	$—	$1,401	$360

Three Months Ended March 31, 2006
U.S. Transmission	$397	$—	$397	$235
Distribution	769	—	769	118
Western Canada Transmission & Processing	312	—	312	82
Field Services	—	—	—	144

Total reportable segments	1,478	—	1,478	579
Other	7	—	7	(49)
Interest expense	—	—	—	(143)
Interest income and other (b)	—	—	—	5

Total consolidated	$1,485	$—	$1,485	$392

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2007	December 31, 2006
	(in millions)
U.S. Transmission	$7,701	$7,611
Distribution	4,388	4,420
Western Canada Transmission & Processing	4,026	3,960
Field Services	1,250	1,231

Total reportable segments	17,365	17,222
Other (a)	3,779	3,349
Reclassifications (b)	(381)	(226)

Total consolidated assets	$20,763	$20,345

(a)	Primarily goodwill associated with the acquisition of Westcoast Energy, Inc. in 2002.
(b)	Primarily the netting of cash pools at the consolidated level, where appropriate.

3. Discontinued Operations

In anticipation of the spin-off, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. Operations transferred include International Energy, Spectra Capital’s effective 50% interest in Crescent and certain operations within Other, primarily Duke Energy Trading and Marketing, LLC, DukeNet Communications, LLC, Duke Energy Merchants, LLC and Spectra Capital’s 50% interest in Duke/Fluor Daniel. In April 2006, Spectra Capital transferred its ownership interest in Duke Energy North America’s (DENA’s) Midwestern generation assets to a Duke Energy subsidiary. In addition, in 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Spectra Capital does not anticipate significant continuing involvement in any of the businesses transferred to Duke Energy or sold to third parties. Therefore, the results of operations for the three months ended March 31, 2006 for these operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. No gain or loss was recognized on the transfer of operations to Duke Energy as the transfers were among entities under common control. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

The results of operations of these transferred businesses are summarized in the following table as Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
		(in millions)
Three Months Ended March 31, 2006
Commercial Power	$15	$(12)	$1	$(13)
International Energy	231	56	24	32
Crescent	71	35	13	22
Other	480	(106)	(43)	(63)

Total consolidated	$797	$(27)	$(5)	$(22)

The following significant transactions of Spectra Capital, the impacts of which are included in Loss From Discontinued Operations, net of tax on the Consolidated Statements of Income, occurred during the three months ended March 31, 2006.

Acquisitions. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project, located in Peru, for $31 million ($18 million net of cash acquired). Also during the first quarter of 2006, DENA acquired the remaining one-third interest in Bridgeport Energy LLC from United Bridgeport Energy LLC for $71 million.

Dispositions. Transactions to sell or terminate certain of DENA’s contract portfolio, including transportation contracts, during the first quarter of 2006 resulted in pre-tax losses of approximately $160 million during the three months ended March 31, 2006. Also during the first quarter of 2006, DENA paid cash consideration of $600 million to Barclays, the purchaser of substantially all of the remaining commodity, energy marketing and management contracts of DENA, and Barclays returned to Spectra Capital the net cash collateral of $540 million that had been posted by DENA. These net payments are reflected within Operating Cash Flows in the Consolidated Statements of Cash Flows.

During the first quarter of 2006, Crescent’s commercial and multi-family real estate sales resulted in $56 million of proceeds that are included in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows, and $26 million of net pre-tax gains recorded in Loss From Discontinued Operations on the Consolidated Statements of Operations.

Impairments. In the first quarter of 2006, based on management’s best estimate of recoverability, International Energy recorded a pre-tax allowance of $19 million ($12 million after tax) against a receivable due from the 2003 purchaser of International Energy’s European operations. As a result of a settlement, a pre-tax write-up of the receivable of $9 million ($5 million after tax) was recorded in the second quarter of 2006 as a reduction in the valuation allowance. In July 2006, International Energy received the settlement proceeds.

4. Dispositions

There were no significant sales of assets during the three months ended March 31, 2007. For the three months ended March 31, 2006, U.S. Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million, reflected in Net Proceeds from the Sales of Equity Investments and Other Assets in the Consolidated Statements of Cash Flows, and a pre-tax gain of $5 million which was recorded in Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. Also in 2006, U.S. Transmission’s sale of certain stock received as consideration for the settlement of a customer’s transportation contracts resulted in proceeds of $24 million, reflected in Other Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows, and a pre-tax gain of $24 million, of which $23 million was recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. See Note 7 for further discussion.

5. Income Taxes

Spectra Capital adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, Spectra Capital recognized an increase of $26 million in the liability for uncertain tax benefits, which was accounted for as a cumulative effect decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, Spectra Capital’s unrecognized tax benefits totaled $75 million. Of this, $59 million would reduce the annual effective income tax rate if recognized. During the three months ended March 31, 2007, Spectra Capital recorded an increase in unrecognized tax benefits of $4 million, of which $3 million resulted in a charge to earnings.

Spectra Capital has a tax sharing agreement with Spectra Energy, effective January 1, 2007, where the separate return method is used to allocate income taxes to Spectra Capital and its subsidiaries based on results of their operations. Although Spectra Capital is a pass-through entity for U.S. income tax purposes, the accounting for income taxes essentially represents the income taxes that Spectra Capital would incur if Spectra Capital was a separate company filing its own tax return as a C-corporation.

Prior to January 1, 2007, Spectra Capital was included in the consolidated federal income tax return and certain combined and unitary state tax returns of Duke Energy. In connection with the spin-off, Spectra Energy indemnified Duke Energy for Spectra Capital’s share of taxes on such returns. Accordingly, obligations of $28 million for uncertain federal and state income tax positions for periods in which Spectra Capital was included in a Duke Energy consolidated, combined or unitary filing have been recorded as guarantee obligations under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” within Other Deferred Credits on the Consolidated Balance Sheet as of March 31, 2007. Spectra Capital has no liability to Duke Energy for federal income tax liabilities prior to 1999 and for state income tax liabilities prior to 1997 as those tax years have been closed.

Spectra Capital also files numerous returns in Canada and in a number of states where it is directly liable to the tax jurisdictions for tax assessments. Spectra Capital is no longer open to Canadian tax issues prior to 2001 or for state income tax matters prior to 1997 as those tax years have been closed. The Canadian tax authorities commenced audits of certain Canadian income tax returns in the first quarter of 2005 for tax years ranging from 2002 through 2004. To date, there are no proposed adjustments that will have a material impact on Spectra Capital’s consolidated results of operations or financial position. Spectra Capital does not anticipate a change to the total amount of unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations prior to March 31, 2008 that would be material to its consolidated financial position.

Spectra Capital recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations as interest expense and as other expense, respectively. In conjunction with the adoption of FIN 48, Spectra Capital accrued $13 million for the payment of cumulative interest and penalties at January 1, 2007.

The effective tax rate for income from continuing operations for the three months ended March 31, 2007 was 34% as compared to 38% for the same period in 2006. The decrease primarily relates to taxable foreign dividends realized in the 2006 period as well as certain corporate and debt costs in the 2006 first quarter for which no tax benefit was received by Spectra Capital since there was not a tax-sharing arrangement in place with Duke Energy until April 2006.

6. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are presented below:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net income	$239	$222

Other comprehensive income
Foreign currency translation adjustments	28	59
Reclassification into earnings from cash flow hedges (a)	—	14
Other (b)	—	16

Other comprehensive income, net of tax	28	89

Total comprehensive income	$267	$311

(a)	Net of $9 million tax expense for the three months ended March 31, 2006.
(b)	Net of $8 million tax expense for the three months ended March 31, 2006.

7. Marketable Securities

On January 2, 2007, Duke Energy distributed to Spectra Capital certain corporate assets and liabilities, including $96 million of marketable securities held in a grantor trust account associated with captive insurance losses of approximately the same amount transferred to Spectra Capital. These securities are classified as Other Assets and the associated insurance loss reserves are classified in Other Deferred Credits on the Consolidated Balance Sheet as of March 31, 2007.

During the three months ended March 31, 2006, Spectra Capital’s U.S. Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contracts. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the three months ended March 31, 2006. During the three months ended March 31, 2006, these securities were sold and an additional gain of $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations.

8. Inventory

Natural gas inventories primarily relate to the distribution business in Canada and are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded in either accounts receivable or other current liabilities for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Components of Inventory

	March 31, 2007	December 31, 2006
	(in millions)
Natural gas	$49	$290
Materials and supplies	95	90
Petroleum products	12	17

Total inventory	$156	$397

9. Investments in Unconsolidated Affiliates

Spectra Capital’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at the 100% ownership level.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating revenues	$2,890	$3,309
Operating expenses	2,686	2,994
Operating income	204	315
Net income	164	291

10. Goodwill

As a result of the change in reportable segments discussed in Note 2 resulting from the spin-off from Duke Energy, Spectra Capital has allocated the outstanding goodwill amounts as of March 31, 2007 between the new reportable segments as follows:

(in millions)
U.S. Transmission	$2,296
Distribution	296
Western Canada Transmission & Processing	935

Total goodwill	$3,527

Changes in goodwill since December 31, 2006 primarily related to foreign currency translation impacts on the goodwill arising from the 2002 acquisition of Westcoast Energy, Inc., and were not material in total.

11. Debt and Credit Facilities

			Outstanding as of March 31, 2007
Credit Facilities Summary	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
		(in millions)
Spectra Energy Capital, LLC
$600 multi-year syndicated (a,b)	June 2010	$600	$378	$16	$394
$350 364-day syndicated (b)	November 2007	350	350	—	350

Total		950	728	16	744

Westcoast Energy, Inc.
$174 multi-year syndicated (c)	June 2011	174	—	—	—

Union Gas Limited
$347 364-day syndicated (d)	June 2007	347	—	—	—

Total		$1,471	$728	$16	$744

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant that requires the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(d)	Credit facility is denominated in Canadian dollars totaling 400 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%. The facility also contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date, not to exceed 18 months from the date of draw.

It is currently anticipated that Spectra Capital will replace its two existing credit facilities with a new $1.5 billion credit facility. It is also Spectra Energy’s intent to replace the Union Gas credit facility that expires in June 2007.

Spectra Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated maturity and/or termination of the agreements. As of March 31, 2007, Spectra Capital believes it was in compliance with those covenants. In addition, some agreements may allow for acceleration of payments or termination of the agreements due to an event of default of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Certain debt agreements of Maritimes & Northeast Pipeline L.P. (78% owned by Spectra Capital), of which $226 million was outstanding at March 31, 2007, require that a deliverability report prepared by an Independent Reserve Engineer on the status of natural gas reserves be provided to the lender’s collateral agent and note trustee prior to November 27, 2007. Should this report demonstrate a sufficient level of natural gas reserves, no action will be required. If the report indicates an insufficient level of reserves, the loan agreements require that certain amounts be escrowed until sufficient cash balances have accumulated to retire the full amount of the associated outstanding debt at maturity or until a later report is provided indicating that reserves are available in quantities sufficient to eliminate the need to maintain such amounts in escrow.

On April 9, 2007, Spectra Energy and Spectra Capital filed an automatic shelf registration statement with the SEC to register the issuance of an unspecified amount of various equity securities by Spectra Energy and various debt securities by Spectra Capital.

12. Regulatory Matters

Union Gas. In April 2007, Union Gas applied to the OEB for the annual disposition of its non-commodity deferral account balances including the proposed disposition of $11 million in earnings sharing reported for 2006. A hearing and decision on this application are expected later this year. Commodity-related deferral account balances are addressed quarterly through a separate OEB process.

On November 7, 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario. As a result of its finding that the market for storage services is competitive, the OEB will not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. Existing storage services to customers within Union Gas’ franchise area will continue to be provided at regulated cost-based rates. Since the issuance of the decision, five parties who participated in the storage regulation proceeding have appealed various aspects of the decision to the OEB. The OEB heard submissions during a hearing held in March 2007 regarding whether those parties have met the threshold for an appeal review. The OEB’s decision is expected in 2007.

In December 2006, the OEB issued a final rate order for new rates effective January 1, 2007. The average rate increase is approximately 3.1% and includes the impact of an increase in the common equity component of Union’s capital structure from 35% to 36% and a decrease in the allowed return on equity from 9.63% to 8.54%.

BC Pipeline and Field Services. On April 26, 2007, the NEB approved BC Pipeline’s final 2007 transmission tolls. In March 2007, the NEB approved the recovery of certain costs associated with the Southern Mainline expansion project.

13. Commitments and Contingencies

Environmental

Spectra Capital is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Spectra Capital.

Remediation activities. Like others in the energy industry, Spectra Capital and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Spectra Capital operations, sites formerly owned or used by Spectra Capital entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant international, federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Spectra Capital or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Spectra Capital may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Capital’s consolidated results of operations, financial position or cash flows.

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $20 million as of March 31, 2007 and $21 million as of December 31, 2006. These accruals represent Spectra Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Capital’s consolidated results of operations, financial position or cash flows.

Litigation

In connection with the transfer of certain businesses from Spectra Capital to Duke Energy in December 2006 as described in Note 3, certain litigation matters that had previously involved Spectra Capital were transferred to Duke Energy. Spectra Capital does not have any future exposure or obligations related to such matters, and accordingly, such matters are not discussed below.

Sonatrach/Sonatrading Arbitration. In an arbitration proceeding that commenced in January 2001 in London, England, Duke Energy LNG Sales Inc. (Duke LNG) claimed that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG sought damages of approximately $27 million. Sonatrading and Sonatrach claimed that Duke LNG had repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach sought damages of approximately $250 million. In 2003, the arbitration tribunal issued a Partial Award on liability issues and found that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. A hearing on damages was concluded in March 2006, and the tribunal issued its award on damages on November 30, 2006. Duke LNG was awarded approximately $20 million, plus interest, for Sonatrach’s breach of its shipping obligations. Sonatrach and Sonatrading were awarded an unspecified amount that management believes will, when calculated, be substantially less than the amount awarded to Duke LNG, and result ultimately in a net positive, but immaterial, award to Duke LNG. Duke LNG’s rights and obligations pertaining to this matter were retained by Spectra Capital in connection with the spin-off in January 2007.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan. Six causes of action are alleged, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice, and effectively has been consolidated with the first case. It is not possible to predict with certainty whether Spectra Energy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter. Spectra Capital has agreed to share these liabilities with Duke Energy in connection with the spin-off in January 2007.

Other Litigation and Legal Proceedings. Spectra Capital and its subsidiaries are involved in other legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contract, royalty, measurement and payment claims, some of which involve substantial monetary amounts. Spectra Capital has insurance coverage for certain of these losses should they be incurred. Management believes that the final disposition of these proceedings will not have a material adverse effect on Spectra Capital’s consolidated results of operations, financial position or cash flows.

Spectra Capital has exposure to certain legal matters that are described herein. Spectra Capital had recorded reserves of $100 million as of December 31, 2006 related to certain litigation matters that were resolved and paid in January 2007, and had no material reserves as of March 31, 2007. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Algonquin Gas Transmission, LLC (Algonquin), a wholly owned subsidiary, is a 50% equity partner in the Islander East pipeline project, a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York. This project has received FERC and other approvals, and is pending receipt of a Section 401 Water Quality Certificate from the State of Connecticut, which has been denied by the State and is the subject of an appeal before the 2nd Circuit Court of Appeals. Oral arguments on the appeal were heard in April 2007. Management believes that there are sufficient factual and legal bases supporting Spectra Capital’s position that the State’s denial of certificate was improper. However, if the State’s position is ultimately upheld, Islander East and Algonquin will be unable to proceed with the project as it is currently configured. As of March 31, 2007, Islander East, owned 50% by Algonquin, had incurred cumulative development costs of approximately $63 million, and Algonquin had incurred cumulative development costs of approximately $20 million, all associated with the Islander East project. Management expects that certain of the development costs incurred to date, primarily purchased materials, could be utilized by other capital projects of Spectra Capital.

As part of its normal business, Spectra Capital is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Spectra Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. See Note 14 for further discussion.

14. Guarantees and Indemnifications

Spectra Capital and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Spectra Capital and its subsidiaries enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Spectra Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with the spin-off of Spectra Energy to Duke Energy shareholders, certain guarantees that were previously issued by Spectra Capital have been assigned to, or replaced by, Duke Energy in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Spectra Capital could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of March 31, 2007 was approximately $911 million, of which approximately $511 million has been indemnified by Duke Energy, as discussed above. Approximately $44 million of the total performance guarantees expire between 2007 and 2009, with the remaining performance guarantees expiring after 2009 or having no contractual expiration. See also Note 5 for further discussion regarding income tax matters between Spectra Energy and Duke Energy.

Additionally, Spectra Capital has issued joint and several guarantees to some of the Duke/Fluor Daniel (D/FD) project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. Substantially all of these guarantees have no contractual expiration and no stated maximum amount of future payments that Spectra Capital could be required to make. Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast Energy, Inc. (Westcoast), a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. These guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third-party performance, however, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of March 31, 2007 was $98 million, of which $40 million has been indemnified by Duke Energy, as discussed above. Of this amount, $17 million relates to guarantees associated with the debt at Maritimes & Northeast Limited Partnership, a non-wholly owned consolidated entity. Approximately $10 million of the guarantees expire in 2007, with the remainder expiring after 2009 or having no contractual expiration.

Spectra Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Spectra Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-whollyowned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Spectra Capital could have been required to make under these letters of credit was $13 million as of March 31, 2007.

Spectra Capital has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Spectra Capital’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Spectra Capital is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

At March 31, 2007, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

15. Stock-Based Compensation

Spectra Capital accounts for stock-based awards under the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Spectra Capital is allocated stock-based compensation expense from Spectra Energy as certain of its employees participate in Spectra Energy’s stock-based compensation programs.

Impact of Spin-off on Equity Compensation Awards of Employees

In connection with the spin-off, on December 19, 2006, Spectra Energy adopted, and Duke Energy as its sole stockholder prior to the spin-off approved, the Spectra Energy Corp 2007 Long-Term Incentive Plan (the 2007 LTIP). The 2007 LTIP provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards, to employees and other key individuals who perform services for Spectra Energy. Terms and key provisions of the 2007 LTIP are substantially similar to the terms of the Duke Energy 2006 Long-term Incentive Plan. A maximum of 30 million shares of common stock may be awarded under the 2007 LTIP.

Options granted under the 2007 LTIP are issued with exercise prices equal to the fair market value of Spectra Energy common stock on the grant date, have 10-year terms, and vest immediately or over terms not to exceed five years. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible.

Restricted, performance and phantom stock awards granted under the 2007 LTIP typically become 100% vested on the three-year anniversary of the grant date. The fair value of the awards granted is measured based on the fair market value of the shares on the date of grant, and the related compensation expense is recognized over the requisite service period which is the same as the vesting period.

At the time of the spin-off, Duke Energy converted stock options, restricted stock awards, performance awards and phantom stock awards (collectively, Stock-Based Awards) on Duke Energy common stock held by Duke Energy and Spectra Capital employees. One replacement Duke Energy Stock-Based Award and one-half Spectra Energy Stock-Based Award were distributed to each holder of Duke Energy Stock-Based Awards for each award held at the time of the spin-off. In the case of stock options, in accordance with the separation agreements, the option price conversion was based on the pre-distribution Duke Energy closing price of $19.14 relative to the Spectra Energy when-issued closing price of $28.62 on January 3, 2007. The revised awards therefore maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the fair market value per share. Substantially all converted Stock-Based Awards are subject to the terms and conditions applicable to the original Duke Energy stock options, restricted stock awards, performance awards and phantom stock awards. The Spectra Energy Stock-Based Awards resulting from the conversion are considered to have been issued under the 2007 LTIP.

The conversion of Duke Energy stock awards to Spectra Energy stock awards constituted a modification of those stock awards under the provisions of SFAS No. 123(R). However, under the provisions of FASB Staff Position (FSP) No. 123(R)-5, since the modification was made to stock awards issued to employees for instruments that were originally issued as compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments occurred as (a) there was no increase in fair value of the awards (the holders were made whole) and (b) all holders of the same class of equity instruments (for example, stock options) were treated in the same manner.

After the spin-off, Spectra Energy will receive all cash proceeds related to the exercise of Spectra Energy stock options held by Duke Energy employees; however, Duke Energy will recognize all associated expense and resulting tax benefits relating to such stock options. Similarly, Spectra Capital will recognize all associated expense relating to Duke Energy awards held by Spectra Capital employees. Spectra Capital recognizes compensation expense, and through Spectra Energy, receives all cash proceeds relating to Spectra Energy awards held by Spectra Capital employees.

Stock-based compensation expense follows, the components of which are further described below:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Stock options	$1	$2
Phantom stock	1	4
Performance awards	1	4

Total	$3	$10

Amounts presented above reflect allocations from Spectra Energy in the first quarter of 2007 and allocations from Duke Energy in the first quarter of 2006, including 2006 amounts recognized in Loss from Discontinued Operations on the Consolidated Statement of Operations.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006 (a)	13,357	$25	4.3	$75
Granted	2,163	26	9.9
Exercised	(160)	19
Forfeited or Expired	(114)	33

Outstanding at March 31, 2007	15,246	$25	6.7	$55

Exercisable at March 31, 2007	13,083	$25	4.0	$54

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees, and reflects the related adjustments to the exercise price.

In addition to the conversion of the Duke Energy stock options noted above, Spectra Energy granted 2,162,600 non-qualified stock options (fair value of approximately $16 million based on a Black-Scholes model valuation) during the three months ended March 31, 2007. Under the terms of the LTIP, the exercise price of a non-qualified stock option shall not be less than 100% of the fair market value of Spectra Energy common stock on the date of grant, and the maximum option term is 10 years. The options issued in 2007 vest ratably over three years. Spectra Energy issues new shares upon exercising or vesting of share-based awards.

As of March 31, 2007, Spectra Capital expects to recognize $15 million of future compensation cost related to stock options over a weighted-average period of three years.

Performance Awards

Stock-based performance awards outstanding as of the spin-off of Spectra Energy generally vest over three years. Vesting for certain converted stock-based performance awards can occur in three years, at the earliest, if performance is met. The unvested and outstanding performance awards granted contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). Coincident with the spin-off, each outstanding Duke Energy Performance award was converted into a Spectra Energy Performance Share and a Duke Energy Performance Share. Measurement of the TSR will now be based upon the two equity components, weighted 50% each, consisting of Duke Energy common stock and Spectra Energy common stock, using the post-distribution Duke Energy stock price and the post-distribution Spectra Energy stock price, respectively, as the basis of measurement.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	2,063,067	$23
Vested	(664,114)	21
Forfeited	(69,275)	21

Outstanding at March 31, 2007	1,329,678	23

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

The total fair value of the shares vested during the three months ended March 31, 2007 was $14 million. As of March 31, 2007, Spectra Capital expects to recognize $7 million of future compensation cost related to performance awards over a weighted-average period of less than one year.

Phantom Stock Awards

Phantom stock awards outstanding as of the spin-off generally vest over periods from immediate to five years. Stock-based phantom awards granted under the 2007 LTIP generally vest over three years. Spectra Energy awarded 352,500 phantom awards (fair value of approximately $9 million) to employees of Spectra Capital in the three months ended March 31, 2007.

The following table summarizes information about phantom stock awards outstanding at March 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	1,338,431	$27
Granted	352,500	26
Vested	(430,146)	23
Forfeited	(15,725)	22

Outstanding at March 31, 2007	1,245,060	28

(a) Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

The total fair value of the shares vested during the three months ended March 31, 2007 was $10 million. As of March 31, 2007, Spectra Capital expects to recognize $14 million of future compensation cost related to phantom stock awards over a weighted-average period of three years.

Other Stock Awards

Other stock awards outstanding as of the spin-off of Spectra Energy generally vest over periods from three to five years.

The following table summarizes information about other stock awards outstanding at March 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	213,252	$27
Vested	(11,618)	23
Forfeited	(484)	21

Outstanding at March 31, 2007	201,150	27

(a) Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

The total fair value of the shares vested during the three months ended March 31, 2007 was less than $1 million. As of March 31, 2007, Spectra Capital expects to recognize less than $1 million of future compensation cost related to other stock awards over a weighted-average period of one year.

16. Post-retirement Benefit Obligations

Retirement Plans. Up until the January 2, 2007 spin-off of the natural gas businesses by Duke Energy, Spectra Capital and its U.S. subsidiaries participated in Duke Energy’s qualified non-contributory defined benefit retirement plan. The plan covers U.S. employees using a cash balance formula. In addition, Spectra Capital’s Westcoast subsidiary maintains retirement plans that cover substantially all employees of Spectra Capital’s Canadian operations.

Effective with the separation from Duke Energy, Spectra Energy established a new non-contributory defined benefit retirement plan for its U.S. employees. Benefits provided are substantially the same as those previously provided by Duke Energy.

The following tables show the components of the net periodic pension costs for Spectra Capital’s Canadian retirement plans. Spectra Capital’s net periodic pension costs for its U.S. plans was $1 million as allocated by Spectra Energy for the three months ended March 31, 2007, and a benefit of $4 million as allocated by Duke Energy for the same period in 2006.

Components of Net Periodic Pension Costs: Qualified Pension Benefits – Canada

	Three Months Ended March 31,
	2007	2006
	(in millions)
Service cost	$4	$3
Interest cost on projected benefit obligation	8	8
Expected return on plan assets	(10)	(8)
Amortization of loss	2	2

Net periodic pension costs	$4	$5

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits – Canada

	Three Months Ended March 31,
	2007	2006
	(in millions)
Interest cost on projected benefit obligation	$1	$1
Amortization of loss	1	1

Net periodic pension costs	$2	$2

Spectra Energy’s policy is to fund amounts for U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plan in the three months ended March 31, 2007 and does not anticipate making any contribution to the U.S. retirement plan for the remainder of 2007.

Spectra Capital’s policy is to fund its defined benefit (DB) retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Spectra Capital contributed $10 million to the Canadian DB plans during each of the three-month periods ended March 31, 2007 and 2006. Spectra Capital anticipates that it will make total contributions of approximately $40 million to the Canadian DB plans in 2007. Spectra Capital contributed $1 million to the Canadian DC plans during each of the three-month periods ended March 31, 2007 and 2006. Spectra Capital anticipates that it will make total contributions of approximately $4 million to the Canadian DC plans in 2007.

Other Post-Retirement Benefit Plans. Spectra Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

The following table shows the components of the net periodic post-retirement benefit costs for Spectra Capital’s Canadian other post-retirement benefit plans. Spectra Capital’s net periodic post-retirement benefit costs for its U.S. plans was $4 million as allocated by Spectra Energy for the three months ended March 31, 2007, and $5 million as allocated by Duke Energy for the same period in 2006.

Components of Net Periodic Post-Retirement Benefit Costs – Canada

	Three Months Ended March 31,
	2007	2006
	(in millions)
Service cost benefit	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	1
Amortization of loss	—	1

Net Periodic Post-Retirement Benefit Costs	$2	$3

17. Separation from Duke Energy

Spectra Energy and Duke Energy entered into various agreements associated with the separation of the natural gas businesses and related rights, obligations and assets from Duke Energy. As a result of the separation that was effective on January 2, 2007, Spectra Capital and Duke Energy are no longer considered to be related parties.

Subsidiaries of Spectra Capital and Duke Energy continue to conduct business pursuant to ongoing contracts and arrangements in the normal course of those operations, primarily services for the transportation of natural gas. In addition, as a result of the separation from Duke Energy, Spectra Capital has newly staffed various corporate and other support functions, such as treasury, tax, cash management, payroll, accounts payable, information technology, human resources, and legal and compliance that are required for Spectra Energy to operate as a stand-alone public company. Primarily during the first year following the separation date, it is expected that Duke Energy will provide certain transition services to Spectra Capital until such time as Spectra Capital can create all of the necessary stand-alone functions. The Duke Energy corporate costs included in Spectra Capital’s historical financial statements will be replaced by Spectra Capital’s independent operating costs, including the new corporate functions, and will also include transition service fees paid to Duke Energy pursuant to the transition service arrangements that are expected to occur primarily in 2007. Such transition fees totaled $3 million in the three months ended March 31, 2007.

18. New Accounting Pronouncements

The following new accounting pronouncements were adopted by Spectra Capital during the periods presented subsequent to March 31, 2006:

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (2) recognize as a component of Other Comprehensive Income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Spectra Capital was required to initially recognize the funded status of its defined benefit pension and other postretirement plans and to provide the required additional disclosures as of December 31, 2006. Retrospective application is not permitted. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $21 million (consisting of an increase in deferred tax assets of $27 million, offset by a decrease in intangible assets of $6 million), an increase in total liabilities of approximately $69 million and an increase in accumulated other comprehensive income, net of tax, of approximately $48 million as of December 31, 2006.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Spectra Capital measured its plan assets and obligations up to three months prior to the fiscal year-end as allowed under the authoritative accounting literature. The measurement date requirement is effective for the year ending December 31, 2008, and early application is encouraged. Spectra Capital adopted the change in measurement date effective January 1, 2007 by re-measuring plan assets and benefit obligations as of that date pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost were recognized, net of tax, as an adjustment to OCI.

FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Capital has concluded there is a level of uncertainty with respect to the recognition in its financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Spectra Capital implemented FIN 48 effective January 1, 2007. As discussed further in Note 5, the implementation resulted in a cumulative effect decrease of $26 million to beginning Retained Earnings on the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Upon implementation of FIN 48, Spectra Capital will now reflect interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact Income Tax Expense and Interest Expense. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are now indemnified by Spectra Capital, were recorded as payables to Duke Energy.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” In October 2006, the FASB staff issued FSP No. FAS 123-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230—A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The guidance in this FSP was effective for Spectra Capital as of January 1, 2007. The adoption of FSP No. FAS 123(R)-5 did not have a material impact on consolidated results of operations, financial position or cash flows.

The following new accounting pronouncements have been issued, but have not yet been adopted by Spectra Capital as of March 31, 2007:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Capital’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra Capital, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Spectra Capital is currently evaluating the impact of adopting SFAS No. 157 and cannot currently estimate the impact that SFAS No. 157 will have on its consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Spectra Capital, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Spectra Capital cannot currently estimate the impact that SFAS No. 159 will have on its consolidated results of operations, financial position or cash flows and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Executive Overview

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, primarily comprised of the Natural Gas Transmission and Field Services business segments of Duke Energy that were owned by Spectra Capital. Duke Energy contributed its ownership interests in Spectra Capital to Spectra Energy and all of the outstanding common stock of Spectra Energy was distributed to Duke Energy’s shareholders.

For the three months ended March 31, 2007, Spectra Capital reported net income of $239 million as compared to net income of $222 million for the three months ended March 31, 2006. The increase in net income was primarily due to higher margins at Distribution, a lower effective tax rate and losses from discontinued operations in the 2006 period, offset partly by lower earnings associated with the Field Services and U.S. Transmission segments. The highlights for the three months ended March 31, 2007 include:

•

U.S. Transmission’s earnings decreased over the same period in the prior year primarily due to a gain on a settlement of a customer’s transportation contracts in 2006 and lower gas processing volumes associated with pipeline operations, partially offset by lower operating costs;

•	Distribution results benefited from higher distribution revenues due to a return to more normal winter weather, increased rates and higher storage prices;

•

Western Canada Transmission & Processing had lower earnings for the three months ended March 31, 2007 as compared to the first quarter of 2006 due to processing revenue reductions and the timing of operating costs;

•

Field Services experienced lower earnings primarily from the negative impact of severe winter storms on both volumes and plant operations, lower commodity prices and stronger gas marketing margins in the first quarter of 2006. Prior year results also included a gain on the sale of assets;

•

The net costs reported within Other decreased for the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to 2006 mark-to-market losses on corporate hedge contracts associated with Field Services equity earnings and the favorable resolution of a legal matter in the first quarter of 2007.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$1,401	$1,485	$(84)
Operating expenses	974	1,128	(154)
Gains on sales of other assets and other, net	1	28	(27)

Operating income	428	385	43
Other income and expenses, net	103	161	(58)
Interest expense	155	143	12
Minority interest expense	16	11	5

Earnings from continuing operations before income taxes	360	392	(32)
Income tax expense from continuing operations	121	148	(27)

Income from continuing operations	239	244	(5)
Loss from discontinued operations, net of tax	—	(22)	22

Net income	$239	$222	$17

Operating Revenues

Operating revenues for the three months ended March 31, 2007 decreased $84 million, or 6%, compared to the same period in 2006. This change was driven primarily by:

•

a $56 million decrease at Distribution from lower natural gas prices passed through to customers, partially offset by higher gas usage due to weather that was nearly 12% colder than the same period in 2006, and

•	a $20 million net decrease at U.S. Transmission due to lower processing volumes associated with pipeline operations in 2007, partially offset by the impact of 2006 gas processing hedge losses.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 decreased $154 million, or 14%, compared to the same period in 2006. This change was driven primarily by:

•

an $80 million decrease in gas purchase costs at Distribution resulting from the lower gas prices passed through to customers, partially offset by increased customer gas usage due to colder winter weather,

•	a $34 million decrease at U.S. Transmission due to the capitalization of project development costs and the favorable resolution of ad valorem tax issues, and

•	a $33 million decrease at Other due to the reduced level of corporate services as compared to the level previously required to support operations that were transferred to Duke Energy in December 2006.

Gains on Sales of Other Assets and Other, net

Gains on sales of other assets and other, net for the three months ended March 31, 2007 decreased $27 million compared to the same period in 2006. The 2006 period included a gain on sale of stock associated with the settlement of a customer’s transportation contracts.

Operating Income

Operating income for the three months ended March 31, 2007 increased $43 million, or 11%, compared to the same period in 2006. Increased operating income was primarily driven by a $26 million increase at Distribution related to the colder weather and higher rates than the previous year and a $35 million increase at Other resulting from the reduced corporate services, partially offset by a $23 million gain in 2006 on the settlement of a customer’s transportation contracts at U.S. Transmission.

Other Income and Expenses, net

Other income and expenses, net for the three months ended March 31, 2007 decreased $58 million, compared to the same period in 2006 representing lower equity earnings from the Field Services segment.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased $12 million compared to the same period in 2006 primarily due to interest costs capitalized in the prior year period related to capital projects of businesses that were transferred to Duke Energy.

Minority Interest Expense

Minority interest expense for the three months ended March 31, 2007 increased $5 million compared to the same period in 2006 as a result of higher earnings at Maritimes & Northeast Pipeline, primarily due to the capitalization of project development costs, and a decrease in the ownership of the operations of the Income Fund in the fourth quarter of 2006.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations for the three months ended March 31, 2007 decreased $27 million, compared to the same period in 2006, primarily from lower earnings from continuing operations. In addition, the effective tax rate for the first quarter 2007 was 34% compared to 38% for the same period in 2006. The decrease in the effective tax rate was primarily a result of taxable foreign dividends realized and certain corporate and debt costs in 2006 for which no tax benefit was received by Spectra Capital since there was not a tax sharing agreement in place until April 2006.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax for the three months ended March 31, 2006 was $22 million. These net losses were recognized by the operations transferred to Duke Energy in December 2006 prior to the spin-off, including losses from Duke Energy’s unregulated power plant operations, and marketing and trading activities of various energy services and commodities, partially offset by earnings from the international energy and real estate operations of Duke Energy.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those earnings (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those earnings. Cash, cash equivalents and short-term investments are managed centrally by Spectra Capital, so the gains and losses on foreign currency re-measurements, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Spectra Capital’s ownership interest in operations without regard to financing methods or capital structures.

Spectra Capital’s segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

As discussed in Note 2 of Notes to Consolidated Financial Statements, Spectra Capital has adopted a new business segment structure in the first quarter of 2007 and, therefore, the prior period has been revised to conform to this structure.

EBIT by Business Segment

	Three Months Ended March 31,
	2007	2006
	(in millions)
U.S. Transmission	$220	$235
Distribution	144	118
Western Canada Transmission & Processing	74	82
Field Services	82	144

Total reportable segment EBIT	520	579
Other	(9)	(49)

Total reportable segment and other EBIT	511	530
Interest expense	(155)	(143)
Interest income and other (a)	4	5

Consolidated earnings from continuing operations before income taxes	$360	$392

(a)	Includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

Minority interest expense as presented in the following segment-level discussions includes only minority interest expense related to EBIT of non-wholly owned entities. It does not include minority interest expense related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Transmission

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$377	$397	$(20)
Operating expenses
Operating, maintenance and other	105	141	(36)
Depreciation and amortization	53	51	2
Gains on sales of other assets and other, net	1	28	(27)

Operating income	220	233	(13)
Other income and expenses, net	11	9	2
Minority interest expense	11	7	4

EBIT	$220	$235	$(15)

Proportional throughput, Tbtu (a)	608	558	50

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Operating Revenues. The $20 million decrease was driven primarily by:

•

a $36 million decrease in processing revenues associated with the pipeline operations, primarily from lower volumes as compared to the prior year period when the utilization of the U.S. Transmission facilities was higher than normal due to hurricane impacts; partially offset by

•	$13 million of losses from gas processing hedges in the 2006 quarter, and

•	An $8 million increase in transportation and storage revenues from completed and operational pipeline expansion projects and higher storage rates due to contract renewals at higher unit prices.

Operating, Maintenance and Other. The $36 million decrease was driven primarily by:

•

a $20 million decrease in project development costs charged to operations primarily as a result of the resolution of expansion project issues in the first quarter of 2007 which resulted in the capitalization of $14 million of project costs at Maritimes & Northeast, and

•	a $10 million decrease in property tax costs from favorable resolutions of ad valorem tax issues.

Gains on Sales of Other Assets and Other, net. The decrease was driven primarily by a $23 million gain on the settlement of a customer’s transportation contracts in 2006. As discussed further in Note 7 of Notes to Consolidated Financial Statements, an additional $1 million gain related to this matter was recognized in Other Income and Expenses, net.

Minority Interest Expense. The increase was driven primarily by a $3 million increase from higher earnings at Maritimes & Northeast Pipeline, primarily due to the capitalization of project development costs.

EBIT. The decrease in EBIT of $15 million was primarily due to the gain on the settlement of a customer’s transportation contracts in 2006 and lower gas processing revenues, partially offset by lower project development costs and property tax expense.

Distribution

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$713	$769	$(56)
Operating expenses
Natural gas purchased	454	534	(80)
Operating, maintenance and other	78	82	(4)
Depreciation and amortization	37	35	2

EBIT	$144	$118	$26

Number of customers	1,273	1,252	21
Heating degree days (Fahrenheit)	3,687	3,280	407
Pipeline throughput, Tbtu	477	419	58

Operating Revenues. The $56 million decrease was primarily driven by:

•	a $146 million decrease from lower natural gas prices passed through to customers without a mark-up, and

•	a $10 million decrease caused by foreign exchange impacts as a result of the weakening Canadian dollar; partially offset by

•	a $90 million increase in customer usage of natural gas primarily associated with winter weather that was approximately 12% colder than the previous year, and

•	a $7 million increase in storage and transmission revenues primarily due to higher storage prices and growth of the transmission system.

Natural Gas Purchased. The $80 million decrease was primarily driven by:

•	a $146 million decrease related to decreased natural gas prices passed through to customers, and

•	a $7 million decrease caused by foreign exchange impacts; partially offset by

•	a $72 million increase in customer usage of natural gas associated with colder winter weather than the previous year, and

•	a $10 million increase in gas used for operations, correlated to increased usage due to colder winter weather.

EBIT. The increase in EBIT of $26 million was primarily driven by increased natural gas distribution margins associated with colder winter weather when comparing the first quarter of 2007 to the unusually warm weather in the first quarter of 2006. The increase was also driven by an increase in storage and transmission revenues resulting from higher rates and growth of the transmission system.

Western Canada Transmission & Processing

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$311	$312	$(1)
Operating expenses
Natural gas and petroleum products purchased	109	107	2
Operating, maintenance and other	95	88	7
Depreciation and amortization	32	35	(3)

Operating income	75	82	(7)
Other income and expenses, net	4	3	1
Minority interest expense	5	3	2

EBIT	$74	$82	$(8)

Pipeline throughput, Tbtu	161	151	10
Volumes processed, Tbtu	179	170	9
Empress inlet volumes, Tbtu	192	201	(9)

Operating Revenues. The $1 million decrease was primarily driven by:

•	a $9 million decrease mainly as a result of lower processing activities in the Fort Nelson area of northeastern British Columbia, and

•	a $3 million decrease caused by foreign exchange impacts; mostly offset by

•	an $11 million increase associated with the Empress operations, primarily resulting from higher NGL volumes, mostly propane, sold from inventory.

Natural Gas and Petroleum Products Purchased. The $2 million increase was driven primarily by an $11 million increase from higher volumes sold at the Empress facility, mostly offset by a $9 million decrease due to lower unit costs associated with the inventory sold.

Operating, Maintenance and Other. The $7 million increase was driven primarily by the timing of operating expenses incurred during the periods.

Minority Interest Expense. The increase was driven primarily by the decrease in the ownership of the operations of the Income Fund in the third quarter of 2006, from 58% to 46%, when additional trust units were sold by the Income Fund.

EBIT. The $8 million decrease in EBIT was driven primarily by lower natural gas processing activities and higher operating expenses, partially offset by higher NGL sales margins.

Lower drilling activity, primarily in the Fort Nelson, British Columbia area, has affected firm contract volumes renewed by producers in the BC Field Services operations. Activity is down in the Fort Nelson area as some producers have reacted to the current high-cost natural gas drilling environment by focusing on areas with a lower cost structure. Some producers have also shifted capital investments to oil or oil sands projects.

Field Services

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating expenses	$—	$2	$(2)

Operating loss	—	(2)	(2)
Equity in earnings of unconsolidated affiliates	82	146	(64)

EBIT	$82	$144	$(62)

Natural gas gathered and processed/transported, Tbtu/d (a)	6.5	6.9	(0.4)
NGL production, MBbl/d (a,b)	347	357	(10)
Average natural gas price per MMBtu (c)	$6.77	$8.98	$(2.21)
Average NGL price per gallon	$0.87	$0.89	$(0.02)

(a)	Reflects 100% of volumes
(b)	Thousand barrels per day
(c)	Million British thermal units. Average price based on NYMEX Henry Hub.

EBIT. The $62 million decrease primarily pertains to Spectra Capital’s 50% equity in earnings of DCP Midstream’s net income for the three months ended March 31, 2007 as compared to the same period in 2006. Lower equity in earnings were primarily the result of the following variances, each representing Spectra Capital’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $12 million decrease attributable to decreased natural gas and NGL volumes, primarily from the effects of severe weather in the Rocky Mountain, Mid-Continent and Permian regions,
•	a $9 million decrease as a result of commodity-sensitive processing arrangements, mainly due to lower commodity prices,
•

a $12 million decrease in marketing margins, primarily resulting from high margins in the first quarter of 2006 that were realized as a result of significant natural gas basis (location) price differentials,

•

a $10 million decrease resulting from higher operating and general and administrative costs, including $3 million in costs associated with DCP Midstream’s initiative to create stand-alone corporate functions, and

•	a $14 million decrease as a result of a gain in the 2006 period on the sale of gathering assets.

Spectra Capital’s equity in earnings of DCP Midstream for the full year 2007 is expected to be impacted by estimated costs of $15 million for DCP Midstream’s stand-alone initiative.

Other

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$7	$7	$—
Operating expenses
Operating, maintenance and other	18	51	(33)
Depreciation and amortization	—	2	(2)

Operating loss	(11)	(46)	35
Other income and expenses, net	2	(3)	5

EBIT	$(9)	$(49)	$40

Operating, Maintenance and Other. The $33 million decrease was primarily driven by reduced corporate services required as a result of the transfer to Duke Energy of the international, real estate and non-regulated merchant operations. In addition, in the 2007 first quarter, Spectra Capital recognized an $8 million reduction to costs as a result of favorable resolution of a legal matter.

Other Income and Expenses, net. The $5 million increase was driven primarily by 2006 mark-to-market losses of $24 million for hedge positions associated with the earnings of the Field Services segment, partially offset by management fees billed to certain Duke Energy operations in 2006 of approximately $17 million. Spectra Capital no longer provides these management services to Duke Energy affiliates.

EBIT. The $40 million increase was primarily due to 2006 mark-to-market losses on hedge contracts associated with the Field Services equity earnings, partially offset by the favorable resolution of a legal matter in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $99 million for the three months ended March 31, 2007 compared to the same period in 2006. This change was driven primarily by:

•	a January 2007 payment of $100 million, which was accrued at December 31, 2006, to resolve certain litigation matters associated with discontinued LNG operations,

•	dividends received from unconsolidated affiliates in the 2006 period of $92 million from DCP Midstream, and

•	collateral of $540 million received by Spectra Capital in 2006 from Barclays; partially offset by

•	a $600 million payment to Barclays in 2006 in connection with the sale of certain commodity, energy marketing and management contracts of DENA.

Net working capital was negative $775 million as of March 31, 2007, which included notes payable and commercial paper outstanding balances totaling $738 million and current maturities of long-term debt of $553 million. Spectra Capital will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months. In addition to the issuance of short-term debt and new long-term debt issuances anticipated during the remainder of 2007, Spectra Capital expects to complete a master limited partnership (MLP) transaction which could provide net cash proceeds of approximately $300 million to $400 million. See also Financing Cash Flows and Liquidity – Other Financing Matters for discussions of the proposed MLP transaction, effective shelf registrations and an anticipated new $1.5 billion credit facility.

Investing Cash Flows

Cash flows used in investing activities totaled $174 million in the first quarter of 2007 compared to cash flows provided by investing activities of $116 million during the same prior-year quarter. This $290 million decrease was driven primarily by:

•	net proceeds of $453 million in the first quarter of 2006 from the sales and purchases of marketable securities,

•	a $61 million increase in capital and investment expenditures in 2007 associated with the U.S. Transmission, Distribution and Western Canada Transmission & Processing segments, and

•	proceeds in the 2006 period from real estate sales activity of operations transferred to Duke Energy in December 2006; partially offset by

•	capital and investment expenditures of $269 million in the first quarter of 2006 associated with the operations that were transferred to Duke Energy in December 2006.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$108	$37
Distribution	41	60
Western Canada Transmission & Processing	22	13
Other	4	269

Total	$175	$379

Capital and investment expenditures for the three months ended March 31, 2007 totaled $175 million and included $119 million for expansion projects and $56 million for maintenance and other projects.

Spectra Capital continues to project 2007 capital and investment expenditures of approximately $1.6 billion, consisting of approximately $1.1 billion for U.S. Transmission, $0.3 billion for Distribution and $0.2 billion for Western Canada Transmission & Processing. Total projected 2007 capital and investment expenditures include approximately $1.1 billion of expansion capital expenditures and $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Project development activities continued in the first quarter of 2007 on significant expansion opportunities. Project work and the associated capital expenditures on these expansions is expected to escalate in the second quarter of 2007.

Financing Cash Flows and Liquidity

Net cash provided by financing activities totaled $195 million in the first three months of 2007 compared to $222 million net cash used in financing activities in the first quarter of 2006. This change was driven primarily by:

•	short-term borrowings of $379 million in the 2007 period, and

•	net short-term and long-term debt repayments in the first quarter of 2006 totaling $117 million; partially offset by

•	advances to parent of $162 million in the 2007 period as compared to $89 million of advances in the 2006 period. The 2007 advances primarily funded dividends paid by Spectra Energy.

Available Credit Facilities and Restrictive Debt Covenants. See Note 11 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants. It is currently anticipated that Spectra Capital will replace its two existing credit facilities totaling $950 million with a new $1.5 billion credit facility. It is also Spectra Capital’s intent to replace the Union Gas credit facility that expires in June 2007.

Credit Ratings. The short-term and long-term debt of Spectra Capital and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

Credit Ratings Summary as of April 25, 2007

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Spectra Energy Capital, LLC (a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy, Inc. (a)	BBB+	Not applicable	A (low)
Union Gas (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A	A2	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

These entities’ credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, while maintaining the strength of their current balance sheets. These credit ratings could be negatively impacted if as a result of market conditions or other factors, they are unable to maintain their current balance sheet strength, or if earnings or cash flow outlooks deteriorate materially.

Other Financing Matters. As of March 31, 2007, subsidiaries of Spectra Capital had 810 million Canadian dollars (approximately U.S. $703 million) available under shelf registrations for issuances in the Canadian market. Of the 810 million Canadian dollars available under these shelf registrations, 500 million expires in May 2008 and 310 million expires in August 2008. On April 9, 2007, Spectra Energy and Spectra Capital filed an automatic shelf registration statement with the SEC to register the issuance of an unspecified amount of various equity securities by Spectra Energy and various debt securities by Spectra Capital.

In 2007, a subsidiary of Spectra Capital filed a registration statement on Form S-1 with the SEC to register the initial public offering of limited partner units of a proposed master limited partnership that would hold certain pipeline and storage assets of Spectra Capital. The assets include a 100% interest in East Tennessee Natural Gas, LLC and a 50% interest in Market Hub Partners, which are currently wholly owned subsidiaries of Spectra Capital, and a 24.5% interest in Gulfstream Natural Gas System, LLC (Gulfstream), representing approximately one-half of Spectra Capital’s current 50% ownership interest in Gulfstream. Spectra Capital currently estimates that proceeds of approximately $300 million to $400 million would be received by Spectra Capital upon closing of the transaction.

OTHER ISSUES

New Accounting Standards

See Note 18 of Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures a bout Market Risk

Spectra Capital’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Management believes the exposure to market risk has not changed materially at March 31, 2007.

Item 4.	Controls and Procedu res.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Spectra Capital in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Spectra Capital in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Capital has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Capital has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, other than the changes which occurred in connection with the spin-off of Spectra Energy from Duke Energy on January 2, 2007, as discussed below.

In connection with the spin-off, Spectra Capital created new corporate functions, including those that affect internal control over financial reporting. Spectra Capital is also relying on Duke Energy during 2007 for financial system processing support, primarily in the first quarter of 2007, and other services primarily around corporate information systems, human resource and employee benefit functions. During 2007, as part of its analysis of internal control over financial reporting, Spectra Capital will maintain internal control over corporate and other functions created as a result of the spin-off of Spectra Energy and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Capital’s internal control over financial reporting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the spin-off of Spectra Energy from Duke Energy.

PART II. OTH ER INFORMATION

Item 1.	Legal Pro ceedings

For information regarding material legal proceedings, see Notes 12 and 13 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Fac tors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Capital’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Spectra Capital’s financial condition or future results. There have been no changes to those risk factors during the three-month period ended March 31, 2007. Additional risks and uncertainties not currently known to Spectra Capital or that Spectra Capital currently deems to be immaterial also may materially adversely affect Spectra Capital’s financial condition and/or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRA ENERGY CAPITAL, LLC

Date: May 15, 2007	/s/ GREGORY L. EBEL
Gregory L. Ebel
President and Chief Executive Officer

Date: May 15, 2007	/s/ SABRA L. HARRINGTON
Sabra L. Harrington
Vice President, Chief Financial Officer and Controller