Form 10-Q
period 2007-06-30
Spectra Energy Capital, LLC
filed 2007-08-14
CIK 1051116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

June 30, 2007

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

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Transportation and storage of natural gas	$513	$506	$1,032	$1,021
Distribution of natural gas	296	269	954	991
Other	176	206	400	454

Total operating revenues	985	981	2,386	2,466

Operating Expenses
Natural gas and petroleum products purchased	237	226	799	866
Operating, maintenance and other	259	272	510	579
Depreciation and amortization	128	122	250	245
Property and other taxes	49	41	88	99

Total operating expenses	673	661	1,647	1,789

Gains on Sales of Other Assets, net	—	1	1	29

Operating Income	312	321	740	706

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	129	159	219	313
Other income and expenses, net	13	9	26	16

Total other income and expenses	142	168	245	329

Interest Expense	156	148	311	291
Minority Interest Expense	15	11	31	22

Earnings From Continuing Operations Before Income Taxes	283	330	643	722

Income Tax Expense From Continuing Operations	90	73	211	221

Income From Continuing Operations	193	257	432	501

Income From Discontinued Operations, net of tax	11	63	11	41

Net Income	$204	$320	$443	$542

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
ASSETS

Current Assets
Cash and cash equivalents	$529	$299
Receivables	699	779
Inventory	278	397
Other	95	150

Total current assets	1,601	1,625

Investments and Other Assets
Investments in unconsolidated affiliates	1,742	1,618
Goodwill	3,755	3,507
Advances receivable-parent	330	—
Other	322	221

Total investments and other assets	6,149	5,346

Property, Plant and Equipment
Cost	16,725	15,639
Less accumulated depreciation and amortization	3,549	3,245

Net property, plant and equipment	13,176	12,394

Regulatory Assets and Deferred Debits	1,072	980

Total Assets	$21,998	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Accounts payable	$341	$246
Notes payable and commercial paper	715	349
Taxes accrued	218	214
Interest accrued	155	149
Current maturities of long-term debt	829	550
Other	568	850

Total current liabilities	2,826	2,358

Long-term Debt	7,734	7,726

Deferred Credits and Other Liabilities
Deferred income taxes	3,023	2,980
Other	1,284	1,077

Total deferred credits and other liabilities	4,307	4,057

Commitments and Contingencies
Minority Interests	594	565

Member’s Equity
Member’s equity	4,988	4,598
Accumulated other comprehensive income	1,549	1,041

Total member’s equity	6,537	5,639

Total Liabilities and Member’s Equity	$21,998	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	317
Gains on sales of investments in commercial and multi-family real estate	—	(171)
Gains on sales of equity investments and other assets	—	(7)
Impairment charges	—	20
Deferred income taxes	88	206
Minority interest	31	30
Equity in earnings of unconsolidated affiliates	(219)	(364)
Dividends received from unconsolidated affiliates	119	290
Contribution to company-sponsored pension plans	(13)	(23)
Other	2	(654)

Net cash provided by operating activities	705	186

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424)	(422)
Investment expenditures	(94)	(61)
Acquisitions, net of cash acquired	—	(89)
Purchases of available-for-sale securities	—	(7,090)
Proceeds from sales and maturities of available-for-sale securities	—	7,432
Net proceeds from the sales of equity investments and other assets	14	1,597
Proceeds from the sales of commercial and multi-family real estate	—	221
Settlement of net investment hedges and other investing derivatives	—	(89)
Other	—	(78)

Net cash provided by (used in) investing activities	(504)	1,421

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	10
Payments for the redemption of long-term debt:	(38)	(665)
Increase (decrease) in notes payable and commercial paper	366	(85)
Distributions to minority interests	(23)	(231)
Contributions from minority interests	—	184
Advances to parent	(328)	(86)
Distributions to parent	—	(590)
Distribution of third party cash to parent	—	(113)
Other	1	26

Net cash used in financing activities	(22)	(1,550)

Effect of exchange rate changes on cash	51	8

Net increase in cash and cash equivalents	230	65
Cash and cash equivalents at beginning of period	299	491

Cash and cash equivalents at end of period	$529	$556

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CAPITAL, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income
	Member’s Equity	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	FAS 158 Adjustment	Other	Total
December 31, 2006	$4,598	$1,156	$(6)	$—	$(109)	$—	$5,639

Net income	443	—	—	—	—	—	443
Other comprehensive income
Foreign currency translation adjustment	—	478	—	—	—	—	478
Reclassification into earnings from cash flow hedges	—	—	1	—	—	—	1

Total comprehensive income							922
Transfer of net assets and liabilities from Duke Energy	(17)	—	—	—	—	—	(17)
FIN 48 implementation	(26)	—	—	—	—	—	(26)
FAS 158 implementation	(8)	—	—	—	29	—	21
Other	(2)	—	—	—	—	—	(2)

June 30, 2007	$4,988	$1,634	$(5)	$—	$(80)	$—	$6,537

December 31, 2005	$10,848	$783	$(86)	$(60)	$—	$19	$11,504

Net income	542	—	—	—	—	—	542
Other comprehensive income
Foreign currency translation adjustment	—	311	—	—	—	—	311
Reclassification into earnings from cash flow hedges	—	—	19	—	—	—	19
Unrealized losses on cash flow hedges	—	—	(7)	—	—	—	(7)
Transfer of taxes on net investment hedge and other hedges to Duke Capital	—	62	7	—	—	—	69
Transfer of Midwestern assets to Cincinnati Gas & Electric Company	—	—	40	—	—	—	40
Other	—	—	—	—	—	9	9

Total comprehensive income							983
Transfer of Midwestern assets to Cincinnati Gas & Electric Company	(1,452)	—	—	—	—	—	(1,452)
Transfer of Bison to Duke Energy	(60)	—	—	—	—	—	(60)
Forgiveness of advances to Duke Energy	(503)	—	—	—	—	—	(503)
Distributions to parent, net	(553)	—	—	—	—	—	(553)
Other, net	(16)	—	—	—	—	—	(16)

June 30, 2006	$8,806	$1,156	$(27)	$(60)	$—	$28	$9,903

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

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Spectra Capital, its majority-owned subsidiaries where Spectra Capital has control and those variable interest entities where Spectra Capital is the primary beneficiary. In anticipation of the spin-off of the natural gas businesses of Duke Energy to Duke Energy’s shareholders, and as further described in Note 3, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. The 2006 results of operations of most of these transferred businesses are included in Income From Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. Corporate service companies that were transferred to Duke Energy in December 2006 are reported within continuing operations since corporate services continue to be provided at Spectra Capital to support operations. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

These financial statements should be read in conjunction with the consolidated financial statements included in Spectra Capital’s Annual Report on Form 10-K for the year ended December 31, 2006. These interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Spectra Capital’s results of operations and financial position. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption primarily in the gas distribution operations of Spectra Capital, as well as changing commodity prices on certain of the processing operations and other factors.

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

2. Business Segments

As a result of the reorganization and spin-off of the natural gas businesses of Duke Energy on January 2, 2007, Spectra Capital now manages its business in four reportable segments: U.S. Transmission, Distribution, Western Canada Transmission & Processing and Field Services. The remainder of Spectra Capital’s business operations is presented as “Other,” and consists of unallocated corporate costs, wholly-owned captive insurance subsidiaries, employee benefit plan assets and liabilities, and other miscellaneous activities.

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

Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data (in millions) (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
Three Months Ended June 30, 2007
U.S. Transmission	$369	$1	$370	$223
Distribution	351	—	351	54
Western Canada Transmission & Processing	262	—	262	48
Field Services	—	—	—	123

Total reportable segments	982	1	983	448
Other	3	5	8	(14)
Eliminations	—	(6)	(6)	—
Interest expense	—	—	—	156
Interest income and other (b)	—	—	—	5

Total consolidated	$985	$—	$985	$283

Three Months Ended June 30, 2006
U.S. Transmission	$381	$(10)	$371	$230
Distribution	316	—	316	39
Western Canada Transmission & Processing	290	(2)	288	89
Field Services	—	—	—	148

Total reportable segments	987	(12)	975	506
Other	(6)	31	25	(35)
Eliminations	—	(19)	(19)	—
Interest expense	—	—	—	148
Interest income and other (b)	—	—	—	7

Total consolidated	$981	$—	$981	$330

Six Months Ended June 30, 2007
U.S. Transmission	$745	$2	$747	$443
Distribution	1,064	—	1,064	198
Western Canada Transmission & Processing	573	—	573	122
Field Services	—	—	—	205

Total reportable segments	2,382	2	2,384	968
Other	4	11	15	(23)
Eliminations	—	(13)	(13)	—
Interest expense	—	—	—	311
Interest income and other (b)	—	—	—	9

Total consolidated	$2,386	$—	$2,386	$643

Six Months Ended June 30, 2006
U.S. Transmission	$778	$(10)	$768	$465
Distribution	1,085	—	1,085	157
Western Canada Transmission & Processing	602	(2)	600	171
Field Services	—	—	—	292

Total reportable segments	2,465	(12)	2,453	1,085
Other	1	31	32	(84)
Eliminations	—	(19)	(19)	—
Interest expense	—	—	—	291
Interest income and other (b)	—	—	—	12

Total consolidated	$2,466	$—	$2,466	$722

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.

Segment Assets

	June 30, 2007	December 31, 2006
	(in millions)
U.S. Transmission	$7,968	$7,611
Distribution	4,692	4,420
Western Canada Transmission & Processing	4,285	3,960
Field Services	1,261	1,231

Total reportable segments	18,206	17,222
Other (a)	4,094	3,299
Reclassifications (b)	(302)	(176)

Total consolidated	$21,998	$20,345

(a)	Primarily goodwill associated with the acquisitions of Westcoast Energy, Inc. in 2002.
(b)	Primarily the netting of cash pools at the consolidated level, where appropriate.

3. Discontinued Operations

In the second quarter of 2007, Spectra Capital recorded $18 million of income ($11 million, net of tax), classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations, related to a settlement of the Sonatrach/Sonatrading Amsterdam B.V. (Sonatrading) 2001 arbitration proceeding. See Note 13 for further discussion.

In anticipation of the spin-off from Duke Energy, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. Operations transferred include International Energy, Spectra Capital’s effective 50% interest in Crescent and certain operations within Other, primarily Duke Energy Trading and Marketing, LLC, DukeNet Communications, LLC, Duke Energy Merchants, LLC and Spectra Capital’s 50% interest in Duke/Fluor Daniel. In April 2006, Spectra Capital transferred its ownership interest in Duke Energy North America’s (DENA’s) Midwestern generation assets to a Duke Energy subsidiary. In addition, in 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Spectra Capital does not anticipate significant continuing involvement in any of the businesses transferred to Duke Energy or sold to third parties. Therefore, the results of operations for the three and six months ended June 30, 2006 for these operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. No gain or loss was recognized on the transfer of operations to Duke Energy as the transfers were among entities under common control. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

The following table summarizes the results classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended June 30, 2007
Other	$—	$18	$7	$11

Total consolidated	$—	$18	$7	$11

Three Months Ended June 30, 2006
Commercial Power	$(1)	$(4)	$(2)	$(2)
International Energy	250	20	28	(8)
Crescent	85	168	65	103
Other	240	(82)	(52)	(30)

Total consolidated	$574	$102	$39	$63

Six Months Ended June 30, 2007
Other	$—	$18	$7	$11

Total consolidated	$—	$18	$7	$11

Six Months Ended June 30, 2006
Commercial Power	$14	$(16)	$(1)	$(15)
International Energy	481	76	52	24
Crescent	156	203	78	125
Other	720	(188)	(95)	(93)

Total consolidated	$1,371	$75	$34	$41

The following significant transactions of Spectra Capital, the impacts of which are included in Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations, occurred during the three and six months ended June 30, 2007 and 2006.

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

Dispositions. Transactions to sell or terminate certain of DENA’s contract portfolio, including transportation contracts, during the first quarter of 2006 resulted in pre-tax losses of approximately $160 million. Also during the first quarter of 2006, DENA paid cash consideration of $600 million to Barclays, the purchaser of substantially all of the remaining commodity, energy marketing and management contracts of DENA, and Barclays returned to Spectra Capital the net cash collateral of $540 million that had been posted by DENA. These net payments are reflected within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

In May 2006, a transaction to sell former DENA’s fleet of power generation assets outside the Midwest to LS Power closed. Total proceeds from the sale were approximately $1.6 billion.

For the three months ended June 30, 2006, Crescent’s commercial and multi-family real estate sales resulted in $165 million of proceeds that are included in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows, and $145 million of net pre-tax gains in Income From Discontinued Operations on the Consolidated Statements of Operations. For the six months ended June 30, 2006, Crescent’s real estate sales resulted in $221 million of proceeds and $171 million of net pre-tax gains.

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

In the second quarter of 2006, International Energy recorded a $55 million other-than-temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Based on ongoing discussions with the Mexican National Oil Company at that time, it was determined that there was a limited future need for Campeche’s gas compression services and that it was probable that the Campeche investment would ultimately be sold or the gas compression services agreement would be renewed for a significantly lower rate.

4. Dispositions

There were no significant sales of assets during the six months ended June 30, 2007. For the six months ended June 30, 2006, U.S. Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million, reflected in Net Proceeds from the Sales of Equity Investments and Other Assets in the Consolidated Statements of Cash Flows, and a pre-tax gain of $5 million which was recorded in Gains on Sales of Other Assets, net in the accompanying Consolidated Statements of Operations. Also in 2006, U.S. Transmission’s sale of certain stock received as consideration for the settlement of a customer’s transportation contracts resulted in proceeds of $24 million, reflected in Other Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows, and a pre-tax gain of $24 million, of which $23 million was recorded in Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. See Note 7 for further discussion.

5. Income Taxes

Spectra Capital adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, Spectra Capital recognized an increase of $26 million in the liability for uncertain tax benefits, which was accounted for as a cumulative effect decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, Spectra Capital’s unrecognized tax benefits totaled $75 million. Of this, $59 million would reduce the annual effective income tax rate if recognized. No material increases or decreases in unrecognized tax benefits were recorded in the six months ended June 30, 2007.

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

Prior to January 1, 2007, Spectra Capital was included in the consolidated federal income tax return and certain combined and unitary state tax returns of Duke Energy. In connection with the spin-off, Spectra Energy indemnified Duke Energy for Spectra Capital’s share of taxes on such returns. Accordingly, obligations of $28 million for uncertain federal and state income tax positions for periods in which Spectra Capital was included in a Duke Energy consolidated, combined or unitary filing have been recorded as guarantee obligations under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” within Other Deferred Credits on the Consolidated Balance Sheet as of June 30, 2007. Spectra Capital has no liability to Duke Energy for federal income tax liabilities prior to 1999 and for state income tax liabilities prior to 1997 as those tax years have been closed.

Spectra Capital also files numerous returns in Canada and in a number of states where it is directly liable to the tax jurisdictions for tax assessments. Spectra Capital is no longer open to Canadian tax issues prior to 2001 or for state income tax matters prior to 1997 as those tax years have been closed. The Canadian tax authorities commenced audits of certain Canadian income tax returns in the first quarter of 2005 for tax years ranging from 2002 through 2004. To date, there are no proposed adjustments that will have a material impact on Spectra Capital’s consolidated results of operations or financial position. Spectra Capital does not anticipate a change to the total amount of unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations prior to June 30, 2008 that would be material to its consolidated financial position.

Spectra Capital recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations as interest expense and as other expense, respectively. In conjunction with the adoption of FIN 48, Spectra Capital accrued $13 million for the payment of cumulative interest and penalties at January 1, 2007.

The effective tax rate for income from continuing operations for the three months ended June 30, 2007 was 31.8% as compared to 22.1% for the same period in 2006. The lower effective tax rate in the prior period primarily relates to a reduction of $30 million in tax expense created by a decrease in the unitary state tax rate resulting from Duke Energy’s merger with Cinergy.

The effective tax rate for the six months ended June 30, 2007 was 32.8% as compared to 30.6% for the same period in 2006. The lower effective tax rate in the prior period primarily relates to the reduction in unitary state tax rate referred to above, partially offset by taxable foreign dividends realized in the 2006 first quarter as well as certain corporate and debt costs in the 2006 first quarter for which no tax benefit was received by Spectra Capital since there was not a tax-sharing arrangement in place with Duke Energy until April 2006.

6. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$204	$320	$443	$542

Other comprehensive income
Foreign currency translation adjustments	450	252	478	311
Reclassification into earnings from cash flow hedges (a)	1	5	1	19
Unrealized losses on cash flow hedges (b)	—	(7)	—	(7)
Transfer of taxes on net investment hedge and other hedges to Duke Capital	—	69	—	69
Transfer of Midwestern assets to Cincinnati Gas & Electric Company (c)	—	40	—	40
Other (d)	—	(7)	—	9

Other comprehensive income, net of tax	451	352	479	441

Total comprehensive income	$655	$672	$922	$983

(a)	Net of $7 million and $12 million tax expense for the three and six months ended June 30, 2006, respectively.
(b)	Net of $10 million tax benefit for both the three and six months ended June 30, 2006.
(c)	Net of $24 million tax expense for both the three and six months ended June 30, 2006.
(d)	Net of $4 million tax benefit and $4 million tax expense for the three and six months ended June 30, 2006, respectively.

7. Marketable Securities

On January 2, 2007, Duke Energy distributed to Spectra Capital certain corporate assets and liabilities, including $96 million of marketable securities held in a grantor trust account associated with captive insurance losses of approximately the same amount transferred to Spectra Capital. These securities are classified as Other Assets and the associated insurance loss reserves are classified in Other Deferred Credits on the Consolidated Balance Sheet.

In 2006, Spectra Capital held various debt and equity securities, including securities held in the captive insurance investment portfolio, that were classified as available-for-sale. In the aggregate, during the six-month period ended June 30, 2006, Spectra Capital purchased $7,090 million of such securities and received proceeds on sales of $7,432 million. At December 31, 2006, there were no available-for-sale securities held by Spectra Capital and there have been no purchases or sales of similar securities through the six months ended June 30, 2007.

During the first quarter of 2006, Spectra Capital’s U.S. Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contracts. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Also during the first quarter of 2006, these securities were sold and an additional gain of $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations.

8. Inventory

Natural gas inventories primarily relate to the distribution business in Canada and are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded in either accounts receivable or other current liabilities for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at cost, primarily using average cost.

	June 30, 2007	December 31, 2006
	(in millions)
Natural gas	$151	$290
Materials and supplies	100	90
Petroleum products	27	17

Total inventory	$278	$397

9. Investments in Unconsolidated Affiliates

Spectra Capital’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at the 100% ownership level.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in millions)
Operating revenues	$3,209	$3,002	$6,099	$6,311
Operating expenses	2,931	2,657	5,617	5,651
Operating income	278	345	482	660
Net income	245	299	409	590

10. Goodwill

As a result of the change in reportable segments discussed in Note 2 resulting from the spin-off from Duke Energy, Spectra Capital has allocated the outstanding goodwill amounts between the new reportable segments as follows:

	June 30, 2007	December 31, 2006
	(in millions)
U.S. Transmission	$2,232	$2,098
Distribution	823	762
Western Canada Transmission & Processing	700	647

Total	$3,755	$3,507

Changes in goodwill since December 31, 2006 primarily related to foreign currency translation impacts on the goodwill arising from the 2002 acquisition of Westcoast Energy, Inc.

11. Debt and Credit Facilities

				Outstanding as of June 30, 2007
Credit Facilities Summary	Expiration Date	Credit Facilities Capacity		Commercial Paper	Letters of Credit	Total
		(in millions)
Spectra Energy Capital, LLC	May 2012	$1,500	(a)	$715	$16	$731
Westcoast Energy, Inc.	June 2011	188	(b)	—	—	—
Union Gas Limited	July 2007	375	(c)	—	—	—

Total		$2,063		$715	$16	$731

(a)	Credit facility contains a covenant that requires the debt-to-total capitalization ratio to not exceed 65%.
(b)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(c)	Credit facility is denominated in Canadian dollars totaling 400 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%. The facility also contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date, not to exceed 18 months from the date of draw.

Spectra Capital entered into a new $1.5 billion credit facility in May 2007 that replaced two existing facilities that totaled $950 million. In July 2007, Union Gas replaced the existing $400 million Canadian 364-day credit facility with a $500 million Canadian five-year credit facility. Also in July 2007, in conjunction with the public offering associated with Spectra Energy Partners, LP (SEP) discussed further in Note 19, SEP entered into a five-year $500 million facility that includes both term and revolving borrowing capacity. Obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan.

Spectra Capital’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated maturity and/or termination of the agreements. As of June 30, 2007, Spectra Capital believes it was in compliance with those covenants. In addition, some agreements may allow for acceleration of payments or termination of the agreements due to an event of default of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Certain debt agreements of Maritimes & Northeast Pipeline L.P. (78% owned by Spectra Capital), of which $244 million was outstanding at June 30, 2007, require that a deliverability report prepared by an Independent Reserve Engineer on the status of natural gas reserves be provided to the lender’s collateral agent and note trustee prior to November 27, 2007. The reserve analysis is currently underway. Should this report demonstrate a sufficient level of natural gas reserves, no action will be required. If the report indicates an insufficient level of reserves, the loan agreements require that certain amounts be escrowed until sufficient cash balances have accumulated to retire the full amount of the associated outstanding debt at maturity or until a later report is provided indicating that reserves are available in quantities sufficient to eliminate the need to maintain such amounts in escrow. [update if needed]

12. Regulatory Matters

Union Gas. In April 2007, Union Gas applied to the OEB for the annual disposition of its non-commodity deferral account balances including the proposed disposition of $11 million in earnings sharing reported for 2006. A hearing was completed on July 20, 2007 with a decision expected later this year. Commodity-related deferral account balances are addressed quarterly through a separate OEB process.

On November 7, 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario. The OEB determined that it would not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. Since the issuance of the decision, five parties who participated in the storage regulation proceeding have appealed various aspects of the decision to the OEB. The OEB heard submissions during a hearing held in March 2007 regarding whether those parties had met the threshold for an appeal review. In May 2007, the OEB determined that only two of the storage regulation issues were eligible for review. A final decision on the two issues was rendered by the OEB on July 30, 2007. No changes were made to the OEB’s original decision.

In June 2007, four parties petitioned the Lieutenant Governor in Council (LGIC) of Ontario to direct the OEB to review and change this decision. Submissions to the LGIC on these petitions from other parties were made at the end of July 2007. The Attorney General of Ontario has set August 13, 2007 as the date for any responding submissions from the four petitioning parties. The timing of a response from the LGIC, if any, cannot be determined. Union Gas continues to act in accordance with the OEB’s forbearance decision.

In May 2007, at the request of the OEB, Union Gas filed an application to set rates effective January 1, 2008 and beyond under a multi-year incentive regulation framework. The incentive regulation framework would establish new rates at the beginning of each year through the use of a pricing formula rather than through the examination of revenue and cost forecasts. For 2008, the pricing formula requested by Union Gas would increase rates by an average of 1.84%. The OEB intends to conduct a proceeding later this year to establish the incentive regulation frameworks for both Union Gas and Enbridge Gas Distribution (an unaffiliated company).

13. Commitments and Contingencies

Environmental

Spectra Capital is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Spectra Capital.

Remediation activities. Like others in the energy industry, Spectra Capital and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Spectra Capital operations, sites formerly owned or used by Spectra Capital entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant international, federal, state/provincial and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Spectra Capital or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Spectra Capital may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Capital’s consolidated results of operations, financial position or cash flows.

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $21 million at both June 30, 2007 and December 31, 2006. These accruals represent Spectra Capital’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Capital’s consolidated results of operations, financial position or cash flows.

Litigation

In connection with the transfer of certain businesses from Spectra Capital to Duke Energy in December 2006 as described in Note 3, certain litigation matters that had previously involved Spectra Capital were transferred to Duke Energy. Spectra Capital does not have any future exposure or obligations related to such matters, and accordingly, such matters are not discussed below.

Sonatrach/Sonatrading Arbitration. In an arbitration proceeding that commenced in January 2001 in London, England, Duke Energy LNG Sales Inc., now Spectra Energy LNG Sales Inc. (Spectra Energy LNG) claimed that Sonatrach, the Algerian state-owned energy company, together with its subsidiary Sonatrading, breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Spectra Energy LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Spectra Energy LNG sought damages of approximately $27 million. Sonatrading and Sonatrach claimed that Spectra Energy LNG had repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach sought damages of approximately $250 million. In 2003, the arbitration tribunal issued a Partial Award on liability issues and found that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Spectra Energy LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. A hearing on damages was concluded in March 2006, and the tribunal issued its award on damages on November 30, 2006. Spectra Energy LNG’s rights and obligations pertaining to this matter were retained by Spectra Capital in connection with the spin-off in January 2007. In the second quarter of 2007, the parties reached a settlement agreement on claims which accrued on or prior to May 24, 2002. Under the settlement agreement, Spectra Energy LNG received $18 million, which was recorded as $11 million of Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations. The parties continue settlement discussions that address Spectra Energy LNG’s claims for the period after May 24, 2002.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan. Six causes of action are alleged, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice. In connection with the spin-off from Duke Energy in January 2007, Spectra Energy has agreed to share any liabilities or damages associated with this matter with Duke Energy. It is not possible to predict with certainty whether Spectra Energy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter.

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

Spectra Capital has exposure to certain legal matters that are described herein. Spectra Capital had recorded reserves of $100 million as of December 31, 2006 related to certain litigation matters that were resolved and paid in January 2007, and had no material reserves as of June 30, 2007. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Spectra Energy Islander East Pipeline Company, LLC (Spectra Islander), a wholly owned subsidiary, is a 50% equity partner in the Islander East pipeline project, a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York beginning in late 2008. This project has received FERC and other approvals but has been denied a Section 401 Water Quality Certificate by the State of Connecticut and is the subject of an appeal before the 2nd Circuit U.S. Court of Appeals. Oral arguments on the appeal were heard in April 2007. Management believes that there are sufficient factual and legal bases supporting Spectra Islander’s position that the State’s denial of certificate was improper. However, if the State’s position is ultimately upheld, Islander East may be unable to proceed with the project as it is currently configured. Subject to the outcome of the appeal and other factors, management expects to be able to decide whether to proceed with the project as currently configured during the third or fourth quarter of 2007. As of June 30, 2007, Islander East, owned 50% by Spectra Islander, had incurred and capitalized cumulative development costs of approximately $66 million. Algonquin Gas Transmission, LLC (Algonquin), a wholly owned subsidiary, also has a companion project, the AGT Islander East Lease Project. As of June 30, 2007 Algonquin had incurred and capitalized cumulative development costs of approximately $20 million associated with the AGT Islander East Lease Project. Management expects that certain of the development costs incurred to date, primarily purchased materials, could be utilized by other capital projects of Spectra Capital.

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

Spectra Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with the spin-off of Spectra Energy to Duke Energy shareholders, certain guarantees that were previously issued by Spectra Capital were assigned to, or replaced by, Duke Energy in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Spectra Capital could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of June 30, 2007 was approximately $878 million, of which approximately $478 million has been indemnified by Duke Energy, as discussed above. Approximately $44 million of the total performance guarantees will expire between July 1, 2007 and 2009, with the remaining performance guarantees expiring after 2009 or having no contractual expiration. See also Note 5 for further discussion regarding income tax matters between Spectra Energy and Duke Energy.

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

The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of June 30, 2007 was $103 million, of which $40 million has been indemnified by Duke Energy, as discussed above. Of the total Westcoast amount, $18 million relates to guarantees associated with the debt at Maritimes & Northeast Limited Partnership, a non-wholly owned consolidated entity. Approximately $10 million of the guarantees expire in 2007, with the remainder expiring after 2009 or having no contractual expiration.

Spectra Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Spectra Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Spectra Capital could have been required to make under these letters of credit was $16 million as of June 30, 2007.

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

At June 30, 2007, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

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

The conversion of Duke Energy stock awards to Spectra Energy stock awards constituted a modification of those stock awards under the provisions of SFAS No. 123(R). However, under the provisions of FASB Staff Position (FSP) No. 123(R)-5, since the modification was made to stock awards issued to employees for instruments that were originally issued as compensation and then modified, and that modification was made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments occurred as (a) there was no increase in fair value of the awards (the holders were made whole) and (b) all holders of the same class of equity instruments (for example, stock options) were treated in the same manner.

After the spin-off, Spectra Energy receives all cash proceeds related to the exercise of Spectra Energy stock options held by Duke Energy employees; however, Duke Energy will recognize all associated expense and resulting tax benefits relating to such stock options. Similarly, Spectra Capital will recognize all associated expense relating to Duke Energy awards held by Spectra Capital employees. Spectra Capital recognizes compensation expense, and through Spectra Energy, receives all cash proceeds relating to Spectra Energy awards held by Spectra Capital employees.

Stock-based compensation expense follows, the components of which are further described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (a)	2007	2006 (a)
		(in millions)
Stock options	$2	$1	$3	$2
Stock appreciation rights	—	—	—	1
Phantom stock	2	9	3	13
Performance awards	2	5	3	9

Total	$6	$15	$9	$25

(a)	Allocated from Duke Energy and includes amounts recognized in Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations.

Stock Option Activity	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006 (a)	13,466	$25	4.3	$75
Granted	2,163	26	9.7
Exercised	(470)	19
Forfeited or expired	(172)	31

Outstanding at June 30, 2007	14,987	25	5.3	50

Exercisable at June 30, 2007	12,844	25	4.6	50

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees, and reflects the related adjustments to the associated exercise prices.

In addition to the conversion of the Duke Energy stock options noted above, Spectra Energy granted 2,162,600 non-qualified stock options (fair value of approximately $16 million based on a Black-Scholes model valuation) during the six months ended June 30, 2007. Under the terms of the LTIP, the exercise price of a non-qualified stock option shall not be less than 100% of the fair market value of Spectra Energy common stock on the date of grant, and the maximum option term is 10 years. The options issued in 2007 vest ratably over three years. Spectra Energy issues new shares upon exercising or vesting of share-based awards.

As of June 30, 2007, Spectra Capital expects to recognize $14 million of future compensation cost related to stock options over a weighted-average period of three years.

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

The following table summarizes information about outstanding stock-based performance awards:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	2,063,067	$23
Vested	(715,224)	22
Forfeited	(84,302)	22

Outstanding at June 30, 2007	1,263,541	23

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

The total fair value of the shares vested during the six months ended June 30, 2007 was $16 million. As of June 30, 2007, Spectra Capital expects to recognize $5 million of future compensation cost related to performance awards over a weighted-average period of less than one year.

Phantom Stock Awards

Phantom stock awards outstanding as of the spin-off generally vest over periods from immediate to five years.

Stock-based phantom awards granted under the 2007 LTIP generally vest over three years. Spectra Energy awarded 352,000 phantom awards (fair value of approximately $9 million) to employees of Spectra Capital during the six months ended June 30, 2007. The total fair value of the shares vested during the six months ended June 30, 2007 was $13 million. As of June 30, 2007, Spectra Capital expects to recognize $13 million of future compensation cost related to phantom stock awards over a weighted-average period of three years.

The following table summarizes information about outstanding phantom stock awards:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	1,338,431	$27
Granted	352,000	26
Vested	(536,625)	24
Forfeited	(25,767)	24

Outstanding at June 30, 2007	1,128,039	28

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

Other Stock Awards

Other stock awards outstanding as of the spin-off of Spectra Energy generally vest over periods from three to five years.

The following table summarizes information about outstanding other stock awards:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (a)	213,252	$27
Vested	(22,852)	23
Forfeited	(17,684)	27

Outstanding at June 30, 2007	172,716	28

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Capital employees.

The total fair value of the shares vested during the six months ended June 30, 2007 was less than $1 million. As of June 30, 2007, Spectra Capital expects to recognize less than $1 million of future compensation cost related to other stock awards over a weighted-average period of one year.

16. Post-retirement Benefit Obligations

Retirement Plans. Up until the January 2, 2007 spin-off of the natural gas businesses by Duke Energy, Spectra Capital and its U.S. subsidiaries participated in Duke Energy’s qualified non-contributory defined benefit retirement plan. The plan covered U.S. employees using a cash balance formula. In addition, Spectra Capital’s Westcoast subsidiary maintains retirement plans that cover substantially all employees of Spectra Capital’s Canadian operations.

Effective with the separation from Duke Energy, Spectra Energy established a new non-contributory defined benefit retirement plan for its U.S. employees. Benefits provided are substantially the same as those previously provided by Duke Energy. Spectra Capital and its U.S. subsidiaries participate in the Spectra Energy non-contributory defined benefit retirement plan.

The following tables show the components of the net periodic pension costs for Spectra Capital’s Canadian retirement plans. Spectra Capital’s net periodic pension costs for its U.S. plans was $2 million and $3 million as allocated by Spectra Energy for the three and six months ended June 30, 2007, respectively, and a benefit of $3 million and $7 million as allocated by Duke Energy for the same periods in 2006, respectively.

Components of Net Periodic Pension Costs: Qualified Pension Benefits – Canada

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in millions)
Service cost	$3	$3	$7	$6
Interest cost on projected benefit obligation	9	8	17	16
Expected return on plan assets	(10)	(8)	(20)	(16)
Amortization of loss	2	3	4	5

Net periodic pension costs	$4	$6	$8	$11

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits – Canada

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in millions)
Interest cost on projected benefit obligation	$1	$1	$2	$2
Amortization of loss	—	—	1	1

Net periodic pension costs	$1	$1	$3	$3

Spectra Energy’s policy is to fund amounts for U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plan in the six months ended June 30, 2007 and does not anticipate making any contribution to the U.S. retirement plan for the remainder of 2007.

Spectra Capital’s policy is to fund its defined benefit (DB) retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Spectra Capital contributed $11 million to the Canadian DB plans during each of the three-month periods ended June 30, 2007 and 2006, and $21 million during each of the six-month periods ended June 30, 2007 and 2006. Spectra Capital anticipates that it will make total contributions of approximately $43 million to the Canadian DB plans in 2007. Spectra Capital contributed $1 million to the Canadian DC plans during each of the three-month periods ended June 30, 2007 and 2006, and $2 million during each of the six-month periods ended June 30, 2007 and 2006. Spectra Capital anticipates that it will make total contributions of approximately $4 million to the Canadian DC plans in 2007.

Other Post-Retirement Benefit Plans. Spectra Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

The following table shows the components of the net periodic post-retirement benefit costs for Spectra Capital’s Canadian other post-retirement benefit plans. Spectra Capital’s net periodic post-retirement benefit costs for its U.S. plans was $5 million and $9 million as allocated by Spectra Energy for the three and six months ended June 30, 2007, respectively, and $5 million and $10 million as allocated by Duke Energy for the same periods in 2006, respectively.

Components of Net Periodic Post-Retirement Benefit Costs – Canada

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in millions)
Service cost benefit	$—	$1	$1	$2
Interest cost on accumulated post-retirement benefit obligation	1	2	2	3
Amortization of loss	—	—	—	1

Net periodic post-retirement benefit costs	$1	$3	$3	$6

17. Separation from Duke Energy

Spectra Energy and Duke Energy entered into various agreements associated with the separation of the natural gas businesses and related rights, obligations and assets from Duke Energy. As a result of the separation that was effective on January 2, 2007, Spectra Capital and Duke Energy are no longer considered to be related parties.

On January 2, 2007, Duke Energy transferred to Spectra Energy the assets and liabilities, including related tax impacts, associated with Spectra Energy’s employee benefits and captive insurance positions, as well as miscellaneous other assets and liabilities. The net impact of these non-cash transfers associated with Spectra Capital is reflected as a decrease of $17 million to Member’s Equity in the Consolidated Statement of Member’s Equity as of June 30, 2007. The following summarizes the impact on the Consolidated Balance Sheet in 2007 as a result of the transfers:

Increase (Decrease) to Equity	(in millions)
Receivables	$(9)
Other assets	96
Taxes accrued	(5)
Other current liabilities	(62)
Deferred income taxes	(6)
Other liabilities	(31)

Net equity decrease	$(17)

See also Note 7 for further discussion of captive insurance.

Subsidiaries of Spectra Capital and Duke Energy continue to conduct business pursuant to ongoing contracts and arrangements in the normal course of those operations, primarily services for the transportation of natural gas. In addition, as a result of the separation from Duke Energy, Spectra Capital has newly staffed various corporate and other support functions, such as treasury, tax, cash management, payroll, accounts payable, information technology, human resources, and legal and compliance that are required for Spectra Energy to operate as a stand-alone public company. Primarily during the first year following the separation, it is expected that Duke Energy will provide certain transition services to Spectra Capital until Spectra Capital can create all of the necessary stand-alone functions. The Duke Energy corporate costs included in Spectra Capital’s historical financial statements are being replaced in 2007 by Spectra Capital’s independent operating costs, including the new corporate functions, and also includes transition service fees paid to Duke Energy pursuant to the transition service arrangements that are expected to occur primarily in 2007. Such transition fees totaled $3 million in the three months ended June 30, 2007 and $6 million in the six months ended June 30, 2007.

18. New Accounting Pronouncements

The following new accounting pronouncements were adopted by Spectra Capital during the periods presented subsequent to June 30, 2006:

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

FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Capital has concluded there is a level of uncertainty with respect to the recognition in its financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Spectra Capital implemented FIN 48 effective January 1, 2007. As discussed further in Note 5, the implementation resulted in a cumulative effect decrease of $26 million to beginning Retained Earnings on the Consolidated Statements of Member’s Equity and Comprehensive Income. As a result of the implementation of FIN 48, Spectra Capital reflects interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact Income Tax Expense and Interest Expense. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are now indemnified by Spectra Capital, were recorded as payables to Duke Energy.

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

FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” In May 2007, the FASB issued FSP FIN 48-1 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP was effective for Spectra Capital as of January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on consolidated results of operations, financial position or cash flows.

The following new accounting pronouncements have been issued, but have not yet been adopted by Spectra Capital as of June 30, 2007:

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

19. Subsequent Event

In July 2007, Spectra Capital completed its initial public offering of Spectra Energy Partners, LP (SEP), a newly formed midstream energy master limited partnership. Spectra Capital contributed to SEP 100% of the ownership of East Tennessee Natural Gas, LLC, 50% of the ownership of Market Hub Partners’ Moss Bluff and Egan natural gas storage operations and a 24.5% interest in Gulfstream Natural Gas System, LLC. SEP issued 11.5 million common units to the public in the offering, representing 17% of SEP’s outstanding equity. Spectra Capital retained an 83% equity interest in SEP, including its common units, subordinated units and a 2% general partner interest and received total proceeds of approximately $345 million as a result of the transaction, including the debt issued as discussed below. Net cash of approximately $230 million was received by SEP upon closing of the IPO. Approximately $26 million of these proceeds was distributed to Spectra Capital, $194 million was used by SEP to purchase qualifying investment grade securities, and $10 million was retained by SEP to meet working capital requirements. SEP borrowed $194 million in term debt using the investment grade securities as collateral and borrowed an additional $125 million of revolving debt. Proceeds from these borrowings, totaling $319 million, were distributed to Spectra Capital.

In accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” recognition of a gain associated with such a sale is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. Since the common units of SEP have preferential cash distribution rights as compared to the subordinated units, Spectra Capital will defer any gain recognition associated with the sale of SEP common units until the subordinated units owned by Spectra Capital are converted into common units with rights equivalent to the remaining unitholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements.

Executive Overview

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, primarily comprised of the Natural Gas Transmission and Field Services business segments of Duke Energy that were owned through Duke Energy’s then wholly-owned subsidiary, Spectra Capital. Duke Energy contributed its ownership interests in Spectra Capital to Spectra Energy and all of the outstanding common stock of Spectra Energy was distributed to Duke Energy’s shareholders.

For the three months ended June 30, 2007, Spectra Capital reported net income of $204 million as compared to net income of $320 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, Spectra Capital reported net income of $443 million as compared to net income of $542 million for the six months ended June 30, 2006. The decrease in net income was primarily due to lower earnings associated with the Field Services and Western Canada Transmission & Processing segments, a $30 million tax rate benefit in the second quarter of 2006 and 2006 net earnings from discontinued operations, partially offset by higher earnings at Distribution. The highlights for the three and six months ended June 30, 2007 include:

•

U.S. Transmission’s earnings decreased over the same periods in the prior year primarily due to a gain on a settlement of a customer’s transportation contracts in 2006 and lower gas processing volumes;

•

Distribution results benefited from increased customer usage due to a return to more normal winter weather, increased distribution rates, and higher storage prices, partially offset by higher fuel costs;

•

Western Canada Transmission & Processing had lower earnings due to lower NGL sales and higher operating expenses primarily as a result of major maintenance turnarounds performed at two plants in the second quarter of 2007 and lower processing activities;

•

Field Services experienced lower earnings primarily from the negative impact of weather related plant operational issues, and higher operating and maintenance costs. Prior year results also included a gain on the sale of assets;

•

The net costs reported within Other decreased primarily due to lower corporate costs and the 2006 mark-to-market losses on corporate hedge contracts associated with Field Services equity earnings, partially offset by management fees earned in the 2006 periods;

•

Income From Discontinued Operations, net of tax decreased in 2007 compared to the same periods in the prior year primarily due to 2006 net earnings from businesses transferred to Duke Energy prior to the spin-off, partially offset by the Sonatrach settlement in 2007.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Results of Operations and Variances	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
			(in millions)
Operating revenues	$985	$981	$4	$2,386	$2,466	$(80)
Operating expenses	673	661	12	1,647	1,789	(142)
Gains on sales of other assets, net	—	1	(1)	1	29	(28)

Operating income	312	321	(9)	740	706	34
Other income and expenses, net	142	168	(26)	245	329	(84)
Interest expense	156	148	8	311	291	20
Minority interest expense	15	11	4	31	22	9

Earnings from continuing operations before income taxes	283	330	(47)	643	722	(79)
Income tax expense from continuing operations	90	73	17	211	221	(10)

Income from continuing operations	193	257	(64)	432	501	(69)
Income from discontinued operations, net of tax	11	63	(52)	11	41	(30)

Net income	$204	$320	$(116)	$443	$542	$(99)

Operating Revenues

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Operating revenues for the three months ended June 30, 2007 increased $4 million compared to the same period in 2006. This change was driven primarily by:

•

a $35 million increase at Distribution from higher gas usage primarily due to weather that was colder than the same period in 2006, partially offset by lower natural gas prices passed through to customers, partially offset by

•	a $26 million decrease at Western Canada Transmission & Processing primarily due to lower NGL sales from the Empress facility mainly as a result of the plant maintenance turnaround in June 2007.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Operating revenues for the six months ended June 30, 2007 decreased $80 million, or 3%, compared to the same period in 2006. This change was driven primarily by:

•

a $27 million decrease at Western Canada Transmission & Processing primarily due to lower processing revenues in the Fort Nelson area and lower NGL sales from the Empress facility mainly as a result of the plant maintenance turnaround in 2007,

•

a $21 million decrease at Distribution from lower natural gas prices passed through to customers, partially offset by higher gas usage primarily due to weather that was colder than the same period in 2006,

•

a $21 million decrease at U.S. Transmission due to lower processing volumes associated with pipeline operations in 2007, partially offset by increased revenue from expansion projects placed in service, and

•

a $17 million decrease at Other driven by reduced portfolio size of Spectra Capital’s captive insurance entities in 2007 as compared to the underwriting portfolio of the former Duke Energy captive insurance entity.

Operating Expenses

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Operating expenses for the three months ended June 30, 2007 increased $12 million, or 2%, compared to the same period in 2006. This change was driven primarily by:

•	a $15 million increase in gas purchase costs at Distribution resulting from increased customer gas usage due to colder winter weather, partially offset by lower gas prices passed through to customers,

•

a $9 million increase in operating, maintenance and other costs at Western Canada Transmission & Processing primarily as a result of the scheduled maintenance turnarounds performed at the Empress and Pine River facilities in 2007, partially offset by

•

a $18 million decrease in operating expenses at Other primarily due to Cinergy merger costs incurred in 2006 for approximately $9 million and reduced corporate services required as a result of the transfer to Duke Energy of the international, real estate and non-regulated merchant operations.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Operating expenses for the six months ended June 30, 2007 decreased $142 million, or 8%, compared to the same period in 2006. This change was driven primarily by:

•

a $70 million decrease in operating costs at Other due to the reduced level of corporate services as compared to the level previously required to support operations that were transferred to Duke Energy in December 2006 and the costs to achieve the Cinergy merger allocated from Duke Energy in 2006,

•

a $65 million decrease in gas purchase costs at Distribution resulting from the lower gas prices passed through to customers, partially offset by increased customer gas usage primarily due to colder winter weather,

•

a $35 million decrease in operating, maintenance and other costs at U.S. Transmission due to the capitalization of Northeast project development costs that were previously expensed, lower costs associated with plant processing fees and higher pipeline compressor fuel recoveries, partially offset by higher labor and outside services cost for pipeline and storage operations, partially offset by

•

a $16 million increase in operating and maintenance costs at Western Canada Transmission & Processing primarily due to higher operating and maintenance costs as a result of the turnarounds performed at the Empress and Pine River facilities.

Gains on Sales of Other Assets, net

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Gains on sales of other assets, net for the six months ended June 30, 2007 decreased $28 million compared to the same period in 2006. The 2006 period included a gain on sale of stock associated with the settlement of a customer’s transportation contracts.

Operating Income

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Operating income for the three months ended June 30, 2007 decreased $9 million, or 3%, compared to the same period in 2006. Decreased operating income was primarily driven by a $34 million decrease at Western Canada Transmission & Processing as a result of the plant maintenance turnarounds in the second quarter of 2007, partially offset by a $15 million increase at Distribution related to colder weather and higher rates than previous year and a $18 million increase at Other primarily due to lower corporate costs as a result of the Duke Energy transfer.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Operating income for the six months ended June 30, 2007 increased $34 million, or 5%, compared to the same period in 2006. Increased operating income was primarily driven by a $53 million increase at Other resulting from lower corporate costs and a $41 million increase at Distribution mainly as a result of the colder weather, partially offset by a $41 million decrease at Western Canada Transmission & Processing primarily due to the plant maintenance turnarounds in 2007, and a $17 million decrease at U.S. Transmission primarily due to a gain in 2006 on the settlement of a customer’s transportation contracts.

Other Income and Expenses, net

Three and Six Months Ended June 30, 2007 as Compared to June 30, 2006. Other income and expenses, net for the three and six months ended June 30, 2007 decreased $26 million and $84 million, respectively, compared to the same period in 2006 representing lower equity earnings from the Field Services segment, primarily due to the negative impact of weather related plant operational issues and higher operating and maintenance costs.

Interest Expense

Three and Six Months Ended June 30, 2007 as Compared to June 30, 2006. Interest expense for the three and six months ended June 30, 2007 increased $8 million and $20 million, respectively, compared to the same period in 2006 primarily due to interest costs capitalized in the prior year period related to capital projects of businesses that were transferred to Duke Energy.

Minority Interest Expense

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Minority interest expense for the three months ended June 30, 2007 increased $4 million compared to the same period in 2006 as a result of a decrease in the ownership of the operations of the Income Fund in the third quarter of 2006, from 58% to 46%, when additional trust units were sold by the Income Fund.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Minority interest expense for the six months ended June 30, 2007 increased $9 million compared to the same period in 2006 as a result of higher earnings at Maritimes & Northeast pipeline, primarily due to the capitalization of project development costs, and a decrease in the ownership of the operations of the Income Fund in the third quarter of 2006.

Income Tax Expense from Continuing Operations

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Income tax expense from continuing operations for the three months ended June 30, 2007 increased $17 million, compared to the same period in 2006, primarily from higher effective tax rate for the second quarter 2007 of 31.8% compared to 22.1% for the same period in 2006. The unusually low tax rate in the prior period resulted from a $30 million unitary state tax rate benefit associated with Duke Energy’s merger with Cinergy.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Income tax expense from continuing operations for the six months ended June 30, 2007 decreased $10 million, compared to the same period in 2006, primarily from lower earnings from continuing operations. The effective tax rate increased in the six-month period ended June 30, 2007 to 32.8% compared to the same period in 2006 of 30.6% due primarily to reduction in the unitary state tax rate in 2006 resulting from Duke Energy’s merger with Cinergy, partially offset by taxable foreign dividends realized in the 2006 first quarter as well as certain corporate and debt costs in the 2006 first quarter for which no tax benefit was received by Spectra Capital since there was not a tax-sharing arrangement in place with Duke Energy until April 2006.

Income From Discontinued Operations, net of tax

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Income from discontinued operations, net of tax for the three months ended June 30, 2007 decreased $52 million. The decrease is primarily due to the absence of the earnings from real estate operations of Duke Energy, partially offset by 2006 losses from Duke Energy’s international energy, unregulated power plant operations, marketing and trading activities of various energy services and commodities, and the Sonatrach settlement in 2007.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Income from discontinued operations, net of tax for the six months ended June 30, 2007 decreased $30 million. This net income was recognized by the operations transferred to Duke Energy in December 2006 prior to the spin-off, including earnings from the international energy and real estate operations of Duke Energy, partially offset by losses from Duke Energy’s unregulated power plant operations, marketing and trading activities of various energy services and commodities, and the Sonatrach settlement in 2007.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those earnings. On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those earnings. Cash, cash equivalents and short-term investments are managed centrally by Spectra Capital, so the gains and losses on foreign currency re-measurements, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Spectra Capital’s ownership interest in operations without regard to financing methods or capital structures.

Spectra Capital’s segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

As discussed in Note 2 of Notes to Consolidated Financial Statements, Spectra Capital adopted a new business segment structure in the first quarter of 2007 and, therefore, the 2006 periods presented have been revised to conform to this structure.

	Three Months Ended June 30,			Six Months Ended June 30,
EBIT by Business Segment	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
			(in millions)
U.S. Transmission	$223	$230	$(7)	$443	$465	$(22)
Distribution	54	39	15	198	157	41
Western Canada Transmission & Processing	48	89	(41)	122	171	(49)
Field Services	123	148	(25)	205	292	(87)

Total reportable segment EBIT	448	506	(58)	968	1,085	(117)
Other	(14)	(35)	21	(23)	(84)	61

Total reportable segment and other EBIT	434	471	(37)	945	1,001	(56)
Interest expense	156	148	8	311	291	20
Interest income and other (a)	5	7	(2)	9	12	(3)

Consolidated earnings from continuing operations before income taxes	$283	$330	$(47)	$643	$722	$(79)

(a)	Other includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

Minority interest expense as presented in the following segment-level discussions includes only minority interest expense related to EBIT of non-wholly owned entities. It does not include minority interest expense related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
U.S. Transmission	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
		(in millions, except where noted)
Operating revenues	$370	$371	$(1)	$747	$768	$(21)
Operating expenses
Operating, maintenance and other	97	96	1	202	237	(35)
Depreciation and amortization	52	50	2	105	101	4
Gains on sales of other assets, net	—	—	—	1	28	(27)

Operating income	221	225	(4)	441	458	(17)
Other income and expenses, net	11	13	(2)	22	22	—
Minority interest expense	9	8	1	20	15	5

EBIT	$223	$230	$(7)	$443	$465	$(22)

Proportional throughput, Tbtu (a)	502	416	86	1,110	974	136

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $1 million decrease included the following activity:

•

an $8 million decrease in processing revenues associated with the pipeline operations, primarily from lower volumes as compared to the prior year period when the utilization of the U.S. Transmission facilities was higher than normal due to hurricane impacts, partially offset by

•	a $5 million increase from higher volumes and rates on Maritimes & Northeast pipeline, and

•	a $5 million increase from expansion projects placed into service.

Operating, Maintenance and Other. The $1 million increase included the following activity:

•	an $11 million increase from higher labor and outside services costs for pipeline and storage operations, partially offset by

•	a $9 million decrease due to higher pipeline compressor fuel recoveries by the East Tennessee pipeline, and

•	a $6 million decrease in project development costs charged to operations primarily as a result of an increase in the capitalization of Northeast expansion project costs.

EBIT. The $7 million decrease was primarily due to lower gas processing revenues as a result of lower volumes compared to the 2006 period.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $21 million decrease was driven primarily by:

•

a $31 million decrease in processing revenues associated with the pipeline operations, primarily from lower volumes as compared to the prior year period when the utilization of the U.S. Transmission facilities was higher than normal due to hurricane impacts in 2006, partially offset by

•	a $9 million increase from expansion projects placed in service, and

•	a $7 million increase from higher volumes and rates on Maritimes & Northeast pipeline.

Operating, Maintenance and Other. The $35 million decrease was driven primarily by:

•

a $26 million decrease in project development costs charged to operations primarily as a result of the increased capitalization of Northeast expansion project costs in the 2007 period as compared to 2006,

•

a $25 million decrease due to lower costs primarily associated with lower plant processing fees ($12 million) and higher recoveries of pipeline compressor fuel by the East Tennessee pipeline ($9 million), partially offset by

•	a $22 million increase from higher labor and outside services costs for pipeline and storage operations, and

•	a $3 million increase from pipeline expansion projects placed in service.

Gains on Sales of Other Assets, net. The $27 million decrease was driven primarily by a $23 million gain on the settlement of a customer’s transportation contracts in 2006. As discussed further in Note 7 of Notes to Consolidated Financial Statements, an additional $1 million gain related to this matter was recognized in Other Income and Expenses, net.

Minority Interest Expense. The $5 million increase was driven primarily by higher earnings at Maritimes & Northeast pipeline, primarily due to the capitalization of project development costs.

EBIT. The $22 million decrease in EBIT was primarily due to the gain on the settlement of a customer’s transportation contracts in 2006 and lower gas processing margins, partially offset by higher volumes and rates on Maritimes & Northeast pipeline and earnings from expansion projects placed into service.

	Three Months Ended June 30,			Six Months Ended June 30,
Distribution	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$351	$316	$35	$1,064	$1,085	$(21)
Operating expenses
Natural gas purchased	174	159	15	628	693	(65)
Operating, maintenance and other	83	81	2	161	163	(2)
Depreciation and amortization	40	37	3	77	72	5

EBIT	$54	$39	$15	$198	$157	$41

Number of customers				1,276	1,255	21
Heating degree days (Fahrenheit)	947	869	78	4,635	4,149	486
Pipeline throughput, Tbtu	153	146	7	453	404	49

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $35 million increase was primarily driven by:

•	a $36 million increase in customer usage of natural gas primarily associated with colder weather early in the second quarter of 2007,

•	a $6 million increase caused by foreign exchange impacts as a result of the strengthening Canadian dollar,

•	a $5 million increase due to higher distribution rates, and

•	a $5 million increase in storage and transmission revenues primarily from higher long-term storage rates and transmission volume growth, partially offset by

•	a $17 million decrease from lower natural gas prices passed through to customers without a mark-up.

Natural Gas Purchased. The $15 million increase was primarily driven by:

•	a $26 million increase in customer usage of natural gas associated with colder weather in the 2007 period, and

•	a $3 million increase caused by foreign exchange impacts, partially offset by

•	a $17 million decrease related to lower natural gas prices passed through to customers.

EBIT. The increase in EBIT of $15 million was primarily driven by a higher gas distribution margin associated with colder weather, increased distribution rates, higher storage prices and transmission volume growth as compared to the second quarter of 2006.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $21 million decrease was primarily driven by:

•	a $162 million decrease from lower natural gas prices passed through to customers without a mark-up, and

•	a $4 million decrease caused by foreign exchange impacts, partially offset by

•	a $126 million increase in customer usage of natural gas primarily associated with winter weather that was approximately 12% colder than the previous year,

•	a $13 million increase in storage and transmission revenues primarily due to higher storage prices and growth of the transmission system, and

•	an $8 million increase due to higher distribution rates.

Natural Gas Purchased. The $65 million decrease was primarily driven by:

•	a $162 million decrease related to decreased natural gas prices passed through to customers, and

•	a $4 million decrease caused by foreign exchange impacts, partially offset by

•	a $98 million increase in customer usage of natural gas associated with colder winter weather than the previous year, and

•	a $12 million increase in gas used for operations, correlated to increased usage due to colder winter weather.

EBIT. The increase in EBIT of $41 million was primarily driven by a higher gas distribution margin associated with colder weather and higher storage prices, partially offset by higher fuel costs as compared to 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
Western Canada Transmission & Processing	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$262	$288	$(26)	$573	$600	$(27)
Operating expenses
Natural gas and petroleum products purchased	64	66	(2)	173	173	—
Operating, maintenance and other	109	100	9	204	188	16
Depreciation and amortization	34	33	1	66	68	(2)

Operating income	55	89	(34)	130	171	(41)
Other income and expenses, net	(3)	1	(4)	1	4	(3)
Minority interest expense	4	1	3	9	4	5

EBIT	$48	$89	$(41)	$122	$171	$(49)

Pipeline throughput, Tbtu	131	148	(17)	292	299	(7)
Volumes processed, Tbtu	169	188	(19)	348	358	(10)
Empress inlet volumes, Tbtu	141	217	(76)	333	418	(85)

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $26 million decrease was primarily driven by:

•

a $28 million impact from lower sales volumes of NGLs from the Empress facility mainly as a result of the plant maintenance turnaround work in June 2007 that caused the plant to be unavailable or at less than full capacity for four weeks, and

•	a $7 million decrease mainly as a result of lower processing activities in the Fort Nelson area of northeastern British Columbia, partially offset by

•	a $6 million increase in the sales price of NGLs from the Empress facility, and

•	a $4 million increase caused by foreign exchange impacts.

Natural Gas and Petroleum Products Purchased. The $2 million decrease was driven primarily by:

•	a $16 million decrease due to lower volumes of natural gas purchased for the Empress facility mainly as a result of the turnaround in 2007, partially offset by

•	a $10 million increase in the price of natural gas purchased for the Empress facility.

Operating, Maintenance and Other. The $9 million increase was primarily driven by a $15 million increase due to plant maintenance turnarounds performed at the Empress and Pine River facilities in 2007.

Minority Interest Expense. The $3 million increase was driven primarily by the decrease in the ownership of the operations of the Income Fund in the third quarter of 2006, from 58% to 46%, when additional trust units were sold by the Income Fund.

EBIT. The $41 million decrease in EBIT was driven primarily by the two major plant turnarounds performed in the 2007 second quarter.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $27 million decrease was primarily driven by:

•	a $15 million decrease mainly as a result of lower processing activities in the Fort Nelson area of northeastern British Columbia, and

•	a $14 million decrease associated with the Empress operations, primarily resulting from lower NGL volumes, mainly as a result of the turnaround in June 2007, partially offset by

•	a $4 million increase in the sales price of NGLs from the Empress facility.

Operating, Maintenance and Other. The $16 million increase was primarily driven by a $15 million increase due to turnarounds performed at the Empress and Pine River facilities in 2007.

Minority Interest Expense. The $5 million increase was driven primarily by the decrease in the ownership of the operations of the Income Fund in the third quarter of 2006, from 58% to 46%, when additional trust units were sold by the Income Fund.

EBIT. The $49 million decrease in EBIT was driven primarily by lower natural gas processing activities, lower NGL sales and higher operating expenses resulting from the maintenance turnarounds performed.

During the period 2004 through 2006, Western Canada experienced historic levels of natural gas drilling activity. Beginning in late 2006, a reduction in Western Canadian drilling has been occurring when compared to the levels generally experienced during the previous three years. Overall, exploration and development activity in Western Canada Transmission & Processing’s core areas has been relatively steady with the most significant impact being in the Fort Nelson region of Northeast British Columbia, where there has been a slowdown in activity levels.

	Three Months Ended June 30,			Six Months Ended June 30,
Field Services	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating expenses	$—	$1	$(1)	$—	$3	$(3)

Operating loss	—	(1)	1	—	(3)	3
Equity in earnings of unconsolidated affiliates	123	149	(26)	205	295	(90)

EBIT	$123	$148	$(25)	$205	$292	$(87)

Natural gas gathered and processed/transported, Tbtu/d (a)	6.9	6.7	0.2	6.7	6.8	(0.1)
NGL production, MBbl/d (a,b)	362	365	(3)	354	361	(7)
Average natural gas price per MMBtu (c)	$7.55	$6.79	$0.76	$7.16	$7.88	$(0.72)
Average NGL price per gallon	$1.05	$0.98	$0.07	$0.96	$0.93	$0.03

(a)	Reflects 100% of volumes
(b)	Thousand barrels per day
(c)	Million British thermal units. Average price based on NYMEX Henry Hub.

Three Months Ended June 30, 2007 as Compared to June 30, 2006

EBIT. The $25 million decrease is primarily due to the following variances in equity earnings of DCP Midstream, each representing Spectra Capital’s 50% ownership portion of the earnings drivers at DCP Midstream:

•

a $23 million decrease resulting from increased depreciation and amortization expense of $3 million; higher operating and maintenance expenses of $13 million, attributable to asset acquisitions, increased asset integrity costs, higher contract services, higher repairs and maintenance costs, and higher materials and supplies; and increased general and administrative expenses of $7 million, including increased labor and benefits costs and increased consulting services, which includes an increase of $3 million in costs associated with DCP Midstream’s initiative to create stand-alone corporate functions,

•

a $16 million decrease in gathering and processing margins, primarily attributable to lower NGL volumes resulting from unexpected plant outages caused by severe thunderstorms and related power outages, as well as gas-cost competitive pressures, and

•

an $8 million decrease in marketing margins, including a $6 million loss on derivatives accounted for under mark-to-market that were executed to mitigate future commodity exposures, partially offset by

•	a $12 million increase as a result of commodity-sensitive processing arrangements, mainly due to higher natural gas and NGL prices, and

•	an $8 million increase resulting from lower income tax expense due to a 2006 adjustment for the new Texas margin tax.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

EBIT. The $87 million decrease is primarily due to the following variances in equity earnings of DCP Midstream, each representing Spectra Capital’s 50% ownership portion of the earnings drivers at DCP Midstream:

•

a $32 million decrease resulting from increased depreciation and amortization expense of $4 million; increased operating and maintenance expenses of $13 million, attributable to asset acquisitions, increased asset integrity costs, higher materials and supplies, higher contract services and higher labor and benefits costs; and increased general and administrative expenses of $15 million, including increased labor and benefits and increased outside consulting fees, which includes an increase of $6 million in costs associated with DCP Midstream’s initiative to create stand-alone corporate functions,

•

a $28 million decrease in gathering and processing margins, primarily attributable to decreased natural gas and NGL volumes resulting from severe weather impacts in the first and second quarters of 2007, as well as gas-cost competitive pressures,

•	a $14 million decrease as a result of a gain in the 2006 period on the sale of gathering assets,

•	a $13 million decrease in marketing margins, including a $7 million loss on derivatives accounted for under mark-to-market that were executed to mitigate future commodity exposures, and

•	a $7 million decrease attributable to decreased physical volume related to natural gas asset based trading and marketing, partially offset by

•	a $7 million increase as result of lower income tax expense due to a 2006 adjustment for the new Texas margin tax, and

•

a $4 million increase as a result of commodity sensitive processing arrangements, mainly due to favorable differences between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas (the frac spread).

Spectra Capital’s equity in earnings of DCP Midstream for the full year 2007 is expected to be impacted by estimated costs of $15 million for DCP Midstream’s stand-alone initiative.

	Three Months Ended June 30,			Six Months Ended June 30,
Other	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$8	$25	$(17)	$15	$32	$(17)
Operating expenses	24	59	(35)	42	112	(70)

Operating loss	(16)	(34)	18	(27)	(80)	53
Other income and expenses, net	2	(1)	3	4	(4)	8

EBIT	$(14)	$(35)	$21	$(23)	$(84)	$61

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The decrease of $17 million is a result of a reclassification of intercompany eliminations in the 2006 period from interest income to other. The offset of this elimination is reflected in operating expenses below.

Operating Expenses. The decrease of $35 million was the result of Cinergy merger costs incurred in 2006 for approximately $9 million, reduced corporate services required as a result of the transfer to Duke Energy of the international, real estate and non-regulated merchant operations, as well as the impact of a reclassification of intercompany eliminations as described above.

Other Income and Expenses, net. The $3 million increase resulted from 2006 mark-to-market losses of $21 million for hedge positions associated with the earnings of the Field Services segment, mostly offset by management fees billed to certain Duke Energy operations in 2006 of approximately $19 million. Spectra Capital no longer provides these management services to Duke Energy affiliates.

EBIT. The $21 million reduction in EBIT loss was primarily attributable to the lower corporate costs.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The $17 million decrease was primarily driven by the smaller portfolio size of Spectra Capital’s captive insurance entity in 2007 as compared to the underwriting portfolio of the former Duke Energy captive insurance entity, that was owned by Spectra Capital through March 2006.

Operating Expenses. The $70 million decrease was primarily driven by reduced corporate services required as a result of the transfer to Duke Energy of the international, real estate and non-regulated merchant operations, lower operating expenses as a result of the reduced portfolio and activity of the U.S. captive insurance entity, and $9 million of costs allocated from Duke Energy associated with the Cinergy merger in 2006.

Other Income and Expenses, net. The $8 million increase resulted from the 2006 mark-to-market losses of $45 million for hedge positions associated with the earnings of the Field Services segment, mostly offset by management fees billed to certain Duke Energy operations in 2006 of approximately $36 million. Spectra Capital no longer provides these management services to Duke Energy affiliates.

EBIT. The $61 million increase was primarily due to reduced governance costs as a result of the Duke Energy transfer and 2006 mark-to-market losses on hedge contracts associated with the Field Services equity earnings, partially offset by the absence in 2007 of management fees charged to Duke Energy affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $519 million for the six months ended June 30, 2007 compared to the same period in 2006. This change was driven primarily by:

•	a $600 million payment to Barclays in 2006 in connection with the sale of certain commodity, energy marketing and management contracts of DENA, and

•	approximately $400 million of net settlement cash outflows in 2006 related to remaining DENA contracts, partially offset by

•	collateral of $540 million received by Spectra Capital in 2006 from Barclays, and

•	a January 2007 payment of $100 million, which was accrued at December 31, 2006, to resolve certain litigation matters associated with discontinued LNG operations.

Net working capital was negative $1,170 million as of June 30, 2007, which included notes payable and commercial paper outstanding balances totaling $715 million and current maturities of long-term debt of $829 million. Spectra Capital will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months, including the issuances of short-term and new long-term debt. See Financing Cash Flows and Liquidity – Other Financing Matters for discussions of the MLP transaction, effective shelf registrations and a new $1.5 billion credit facility.

Investing Cash Flows

Net cash flows used in investing activities totaled $504 million in the first six months of 2007 compared to net cash flows provided by investing activities of $1,421 million during the same period in 2006. This $1,925 million decrease was driven primarily by:

•	approximately $1.6 billion in proceeds received from the sale of DENA assets in 2006,

•	net proceeds of $342 million from the sales and purchases of marketable securities in 2006,

•	proceeds totaling $221 million in the 2006 period from real estate sales activity of operations transferred to Duke Energy in December 2006, and

•	a $225 million increase in capital and investment expenditures in 2007 associated with the U.S. Transmission, Distribution and Western Canada Transmission & Processing segments, partially offset by

•	capital expenditures of $279 million in the first six months of 2006 associated with the operations that were transferred to Duke Energy in December 2006.

Capital and Investment Expenditures	Six Months Ended June 30,
	2007	2006
	(in millions)
U.S. Transmission	$318	$101
Distribution	114	121
Western Canada Transmission & Processing	68	53
Other	18	297

Total	$518	$572

Capital and investment expenditures for the six months ended June 30, 2007 totaled $518 million and included $340 million for expansion projects and $178 million for maintenance and other projects.

Spectra Capital projects 2007 capital and investment expenditures of approximately $1.7 billion, consisting of approximately $1.2 billion for U.S. Transmission, $0.3 billion for Distribution and $0.2 billion for Western Canada Transmission & Processing. Total projected 2007 capital and investment expenditures include approximately $1.2 billion of expansion capital expenditures and $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Project development activities continued to escalate in the second quarter of 2007 on significant expansion opportunities. Significant expansion projects underway include:

•

Northeast Gateway - A 16-mile, 24-inch offshore pipeline in Massachusetts Bay that will connect Excelerate Energy’s deepwater LNG port to Spectra Capital’s Algonquin pipeline system. This project is expected to be completed and in-service by year-end 2007.

•

Maritimes & Northeast Phase IV - Expansion of capacity on the U.S. portion of the Maritimes & Northeast pipeline to move additional gas coming online in November 2008 from the Canaport LNG terminal in New Brunswick, Nova Scotia for deliveries into the northeast U.S.

•

Texas Eastern Transmission Time II - Involves new pipeline looping and compression to deliver an additional 150 million cubic feet per day from Lebanon, Ohio to New Jersey. Phase I of this project is expected to be placed into service by the end of 2007 and will provide the capacity from western Pennsylvania. Phase II will extend the capacity back to Lebanon, Ohio and is expected to be placed into service by the end of 2008.

•

Southeast Supply Header (SESH) - This joint venture with CenterPoint Energy, Inc. involves the construction of approximately 270 miles of new pipeline from the Perryville Hub in northern Louisiana to connect near Mobile, Alabama with the Gulfstream Natural Gas System, in which Spectra Capital and SEP own a combined 50% interest. It will connect the natural gas supply basins of east Texas and north Louisiana to southeast markets and will interconnect with numerous interstate pipelines. FERC approval is expected later in 2007, and the project is expected to be in-service in the summer of 2008,

•

Dawn-Trafalgar - Phase II of this Union Gas pipeline expansion consists of 11 miles of new 48-inch pipeline and new compression, with total capacity added of 480 million cubic feet per day. It is expected to be placed into service in November 2007.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $22 million in the first six months of 2007 compared to $1,550 million net cash used in financing activities in the first six months of 2006. This change was driven primarily by:

•	approximately $655 million in redemptions of long-term debt net of issuances in 2006,

•	2006 distributions to Duke Energy second quarter dividends and accelerated share repurchase plan of $590 million,

•	net short-term borrowings of $366 million in the 2007 period, and

•	distributions to minority interests of $231 million in 2006 as compared to $23 million in the 2007 period, partially offset by

•	advances to parent of $328 million in the 2007 period as compared to $86 million of advances in the 2006 period. The 2007 advances primarily funded dividends paid by Spectra Energy.

Available Credit Facilities and Restrictive Debt Covenants. See Note 11 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants. Spectra Capital entered into a $1.5 billion credit facility in May 2007. In July 2007, Union Gas replaced the existing $400 million Canadian 364-day credit facility with a $500 million Canadian five-year credit facility. Also in July 2007, in conjunction with the public offering associated with SEP discussed further in Note 19 of Notes to Consolidated Financial Statements, SEP entered into a five-year $500 million facility that includes both term and revolving borrowing capacity. Obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan.

Credit Ratings. The short-term and long-term debt of Spectra Capital and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

Credit Ratings Summary as of July 18, 2007

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Spectra Energy Capital, LLC (a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy, Inc. (a)	BBB+	Not applicable	A (low)
Union Gas (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A-	A2	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

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

Other Financing Matters. As of June 30, 2007, subsidiaries of Spectra Capital had 810 million Canadian dollars (approximately U.S. $703 million) available under shelf registrations for issuances in the Canadian market. Of the 810 million Canadian dollars available under these shelf registrations, 500 million expires in May 2008 and 310 million expires in August 2008. Spectra Energy and Spectra Capital have an automatic shelf registration statement on file with the SEC to register the issuance of an unspecified amount of various equity securities by Spectra Energy and various debt securities by Spectra Capital.

In July 2007, Spectra Capital completed its initial public offering of Spectra Energy Partners, LP (SEP) and received total proceeds of approximately $345 million as a result of the transaction, including the debt issued as discussed below. Net cash of approximately $230 million was received by SEP upon closing of the IPO. Approximately $26 million of these proceeds was distributed to Spectra Capital, $194 million was used by SEP to purchase qualifying investment grade securities, and $10 million was retained by SEP to meet working capital requirements. SEP borrowed $194 million in term debt using the investment grade securities as collateral and borrowed an additional $125 million of revolving debt. Proceeds from these borrowings, totaling $319 million, were distributed to Spectra Capital.

OTHER ISSUES

New Accounting Standards

See Note 18 of Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Spectra Capital’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Management believes the exposure to market risk has not changed materially at June 30, 2007.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Capital has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Capital has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, other than the changes which occurred in connection with the spin-off of Spectra Energy from Duke Energy on January 2, 2007, as discussed below.

In connection with the spin-off, Spectra Capital created new corporate functions, including those that affect internal control over financial reporting. Spectra Capital is also relying on Duke Energy during 2007 for financial system processing support, primarily in the first quarter of 2007, and other services primarily around corporate information systems, human resource and employee benefit functions. During 2007, as part of its analysis of internal control over financial reporting, Spectra Capital will maintain internal control over corporate and other functions created as a result of the spin-off of Spectra Capital and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Capital’s internal control over financial reporting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the spin-off of Spectra Energy from Duke Energy.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding material legal proceedings, see Notes 12 and 13 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Capital’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Spectra Capital’s financial condition or future results. There were no changes to those risk factors at June 30, 2007.

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

SPECTRA ENERGY CAPITAL, LLC

Date: August 14, 2007	/s/ Gregory L. Ebel
Gregory L. Ebel President and Chief Executive Officer

Date: August 14, 2007	/s/ Sabra L. Harrington
Sabra L. Harrington Vice President, Chief Financial Officer and Controller